Form 10-K
period 1994-12-31
CYTOGEN CORP
filed 1995-03-17
CIK 725058

                    SECURITIES AND EXCHANGE COMMISSION              Conformed
                          WASHINGTON, D.C. 20549                         Copy

                           ---------------------

                                 FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

 For the fiscal year ended December 31, 1994

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

 For the transition period from __________ to __________

                        Commission file number 0-14879

                              CYTOGEN CORPORATION
- - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                            22-2322400
- - ----------------------------------                           ------------------
  (State or other jurisdiction of                            (I.R.S. employer
  incorporation or organization)                             identification no.)

600 College Road East, CN5308, Princeton, New Jersey             08540-5308
- - ---------------------------------------------------------    ------------------
        (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code: (609) 987-8200.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock, $.01 par value
- - --------------------------------------------------------------------------------
                               (Title of class)

Warrants to Purchase One Share of Common Stock, $.01 par value, of Registrant
- - --------------------------------------------------------------------------------
                               (Title of class)

   Contingent Value Rights to Receive a Fraction of a Share of Common Stock,
                         $.01 par value, of Registrant
- - --------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No     .
                                              -----     ----


        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the registrant's 29,026,936 shares of Common Stock held by non-affiliates of the registrant on March 1, 1995, based on $3.875 per share, the last reported sale price on the NASDAQ National Market System on that date, was $112,479,377.

The number of shares of Common Stock outstanding as of March 1, 1995 was 31,443,865 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Document                                       Form 10-K Part
         --------                                       --------------
 Portions of the definitive Proxy                             III
 Statement with respect to the 1995
 Annual Meeting of Stockholders
 (hereinafter referred to as the
 "Proxy Statement"), but specifically
 excluding the sections titled
 "Compensation Committee Report on
 Executive Compensation" and
 "Performance Graph", which shall not
 be deemed to be incorporated by
 reference herein.

                                    PART I

     Item 1.  Business

     General

        Cytogen Corporation ("Cytogen" or the "Company") is a biopharmaceutical company engaged in the discovery, development and marketing of products to better diagnose and treat disease. Cytogen's current portfolio of products provides targeted delivery of diagnostic and therapeutic substances directly to the sites of disease. Cytogen is using its patented and proprietary technologies to develop specific in vivo cancer diagnostic imaging and therapeutic products to build a focused cancer care franchise. Cytogen may expand from cancer into other therapeutic areas employing related technologies.

        Currently, Cytogen's highest priority products are: (i) OncoScint/(R)/ CR/OV, the Company's monoclonal antibody-based diagnostic imaging agent for colorectal and ovarian cancer (see "OncoScint CR/OV"), which has been approved by the U.S. Food and Drug Administration ("FDA") since December 1992 and, in its colorectal cancer application, in various European countries since June 1991; (ii) Samarium 153 EDTMP ("Samarium EDTMP"), a cancer therapy agent for the treatment of bone pain associated with bone metastases, which is in late Phase III clinical development with a New Drug Application ("NDA") submission to FDA anticipated in the first half of 1995; and (iii) ProstaScint, a prostate cancer diagnostic imaging product, for which a Product License Application ("PLA") was submitted to FDA in January 1995. Cytogen has licensed to The DuPont Merck Pharmaceutical Company ("DuPont Merck") the manufacturing and co-marketing rights to Samarium EDTMP in the U.S. See "Marketing and Sales -- Samarium EDTMP -- DuPont Merck".

        The Company is continuing to evaluate, invest in and support the sales and marketing activities with respect to OncoScint CR/OV. While the product has technically performed as predicted in clinical applications, OncoScint CR/OV has achieved very limited sales, and negligible sales growth, in both the U.S. and European markets since its introduction. The Company has also assigned high priority to the product development and commercialization programs for Samarium EDTMP and ProstaScint.

        The Company's strategic plan also supports continued commitment to its antibody "linker" technology through ongoing product development efforts for cancer therapeutic agents. Cytogen expects to expand its current product portfolio through in-licensing products and technologies. In addition, Cytogen has committed additional resources to its molecular recognition unit program which, as a result of recent patent filings and development trends, has been renamed the Totally Synthetic Affinity Reagents\SynGenes ("TSARs\SynGenes") program. This program involves long peptides that have the ability to recognize and bind to specific target sites in the human body. Cytogen believes that the ability of these compounds to bind to predetermined sites may mediate certain diagnostic or therapeutic effects more effectively than its current monoclonal antibody delivery systems and other existing products. See "Research and Development -- TSARs\SynGenes".

     Cancer Diagnostic Imaging Products

        Overview. The cancer diagnostic imaging products consist of Cytogen's monoclonal antibody-based imaging agents for colorectal, ovarian, prostate, bladder, breast and non-small cell lung cancers.

        As a result of the Company's decision to focus on its more advanced products, studies for the bladder, breast and non-small cell lung cancer imaging agents were suspended in 1993. The Company's imaging products for colorectal, ovarian, and prostate cancer utilize Cytogen's proprietary targeted delivery system, employing whole antibodies, to deliver the diagnostic radioisotope indium-111 to malignant tumor sites.

        During an imaging procedure, the radiolabeled monoclonal antibody product is injected into the patient. The antibody travels through the body seeking out and binding to tumor sites. The radioactivity from the isotope that has been attached to the antibody can be detected from outside the body by a gamma camera. The resultant image identifies the existence, location and extent of disease in the body. Based on clinical studies conducted to date by physicians on behalf of Cytogen, the imaging agents have the potential to provide new and useful information not available from other diagnostic modalities regarding the existence, location and extent of the disease (and particularly occult disease not detected by other methods) throughout the body. Cytogen believes that this information has the potential to impact the way physicians manage their patients' individual treatments. Cytogen also believes that, because its products use a very low dose of one milligram or less of antibody conjugate per administration, the products have the additional advantages of low manufacturing cost and ease of administration. The imaging products are supplied to hospitals and central radiopharmacies without the radioisotope. Prior to patient administration, the radioisotope is attached by the radiopharmacist using a simple liquid transfer procedure developed by Cytogen.

        OncoScint CR/OV. OncoScint CR/OV was approved by FDA in the U.S. in December 1992. This product was approved for single use with other appropriate diagnostic tests to locate malignancies outside the liver in patients with known colorectal or ovarian cancer. Prior to receipt of FDA approval, Cytogen had completed additional clinical trials which support repeat administration of the product, and submitted that data to FDA. To date, FDA has not issued an approval or non-approval letter for this expanded indication.

        With respect to Europe, this data was also submitted to the Committee for Proprietary Medicinal Products (the "CPMP"). In December 1993, OncoScint CR/OV received CPMP approval for repeat administration and ovarian cancer indications. Individual member country approvals must be obtained before marketing under these new indications can be commenced. OncoScint CR/OV in its colorectal single-dose application has been approved for sale in eight Western European countries, including Germany, Italy, the United Kingdom and France.

        Currently, OncoScint CR/OV is being marketed in the U.S. by Cytogen. Cytogen reacquired the U.S. marketing rights ("U.S. Rights") for the product from Knoll Pharmaceutical Company ("Knoll") in November 1994. See "Marketing and Sales -- Knoll Pharmaceutical". Cytogen also reacquired the European marketing rights for OncoScint CR/OV from Chiron B.V., formerly EuroCetus B.V., successor in interest to EuroCetus International, N.V. ("Chiron") in February 1995. See "Marketing and Sales --Chiron B.V.".

        Because Cytogen is the first sponsor to obtain FDA marketing approval for a monoclonal antibody-based ovarian cancer imaging product that has been designated as an orphan drug by FDA, Cytogen is entitled to certain exclusive marketing rights with respect to the product. See "Government Regulation and Product Testing--Orphan Drug Act."

        ProstaScint. ProstaScint is a monoclonal antibody that is being developed as a radiolabeled imaging agent to detect the presence and extent of prostate cancer. The product has been studied in three different indications: presurgical, occult and repeat administration. The Phase III clinical program for

     ProstaScint has been completed and the PLA was submitted to FDA in January 1995. Cytogen is pursuing a co-marketing partner for ProstaScint in the U.S. and is also seeking international marketing alliances for the product.

     Cancer Therapeutic Products

        Samarium EDTMP. Samarium EDTMP is being developed as a treatment for the pain associated with bone metastases, a condition that occurs when cancer originates in or spreads to the bone. The first of two Phase III studies for Samarium EDTMP, involving 117 patients, has been completed and is currently being analyzed. The second Phase III study has enrolled over 100 patients thus far and is near completion. Based on a pre-NDA meeting with FDA held in November 1994 and subsequent discussions with representatives from the agency, Cytogen expects to file its NDA with respect to this product in the first half of 1995.

        Cytogen entered into an exclusive license agreement for the U.S. rights to Samarium EDTMP from The Dow Chemical Company in March 1993 and assumed responsibility for the development and commercialization of the product at that time. See Note 5 to the Consolidated Financial Statements. In December 1994, Cytogen granted to DuPont Merck a license with respect to Cytogen's rights to Samarium EDTMP. See "Marketing and Sales -- Samarium EDTMP".

        Antibody-Based Cancer Therapeutics. Cytogen continues to develop antibody-based, cancer therapeutics. These products utilize technology similar to the Company's diagnostic products. However, in therapeutic products the substance linked to the antibody is a radioisotope that destroys tumor cells.

        The therapeutic radioisotope, yttrium-90, is chemically attached to the monoclonal antibodies using Cytogen's proprietary technology. It is intended that the therapy products will be supplied to radiopharmacies without the radioisotope, which will be attached by the radiopharmacist using a simple procedure developed by Cytogen. The prostate therapy product is in Phase I clinical trials. The ovarian therapy product has completed Phase II clinical trials. Further development of this product is currently under evaluation. Studies for the bladder therapy product were suspended in 1993 because test results had not met the expectations of Cytogen and CytoRad (defined below).

     Research and Development

        TSARs\SynGenes. Long-term research, much of which is preliminary, is being conducted by the Company on TSARs\SynGenes. The TSARs\SynGenes program consists of research on long peptides, which may be derived from random peptide libraries, and long-term projects related to the discovery of synthetic genes, called SynGenes. Cytogen believes its TSARs\SynGenes technology may represent a significant advance over monoclonal antibody delivery systems for certain applications. Cytogen is working, independently and in collaboration with others, to develop this technology into a new generation of product applications. TSARs\SynGenes have several characteristics that represent potential advantages over whole antibody-based products. With molecular weights of as low as 2,000 daltons, as opposed to 150,000 daltons for a whole monoclonal antibody, TSARs\SynGenes will travel quickly through the body and may reach more sites due to their small size than could whole antibodies. TSARs\SynGenes can be chemically synthesized, making their production simpler and less expensive than the production of monoclonal antibodies, which are biologically produced and then chemically modified. Another significant potential advantage of TSARs\SynGenes may be that they are not expected to generate an immunologic response (i.e., the body's immune system will not produce antibodies in response to the introduction of TSARs\SynGenes, which could impair repeated use of the product). Cytogen is the exclusive licensee of certain patent applications and technology held by the University of North Carolina at Chapel Hill covering TSARs technology. Cytogen has filed patent applications in the U.S. and certain foreign countries with respect to the TSARs\SynGenes technology.

        While a significant amount of basic research on TSARs\Syngenes technology has been done by Cytogen, this technology is at an earlier stage of development than the technology underlying the monoclonal antibody-based products described above. Research on TSARs\SynGenes to date has focused on (i) product development in the oncology area in conjunction with Cytogen's future product development programs and (ii) additional areas of basic research which, if successful, may become the foundation for products outside of oncology and for out-licensing opportunities based on this technology.

        PSM. In 1993, Cytogen and Memorial Sloan-Kettering Cancer Center ("MSKCC") began a development program involving the prostate specific membrane antigen ("PSM") and Cytogen's prostate cancer monoclonal antibody conjugate, CYT-356. Work conducted by MSKCC has demonstrated that assays looking for mRNA encoding PSM have the potential to detect circulating cancer cells in the blood of patients at a higher rate than the well-known and widely used screening techniques that utilize the prostate specific antigen. This finding has the potential to be developed as a general blood screening assay for prostate cancer. Cytogen and MSKCC are pursuing this development program. Cytogen holds an exclusive option for an exclusive license under certain patent applications and technology held by MSKCC relating to PSM. Additionally, Cytogen is actively seeking license and development agreements to support the PSM program. However, no assurances can be given regarding the success or timing of these efforts.

        Humanized Monoclonal Antibodies. Most of the monoclonal antibodies currently used in developmental biotechnology products, including Cytogen's, are derived from mice. While the results of Cytogen's research to date indicate that immune response has not presented a safety question, it is possible that the effectiveness of these products in some patients, particularly in multiple-use applications, may be adversely affected by an immunological response known as Human Anti-Mouse Antibody ("HAMA"). One possible means of reducing the HAMA response is to graft the antigen binding regions of a murine, or mouse, antibody into a human antibody thereby creating a "humanized" monoclonal antibody. Cytogen is conducting and/or sponsoring research to develop humanized antibodies that Cytogen believes may improve the efficacy of its therapeutic products.

        Other Applications. Cytogen believes that certain of the technologies it is developing may have medical applications in various other areas, including autoimmune disorders and infectious diseases. Cytogen intends to expand the research and development of these technologies primarily through strategic alliances with other entities. Cytogen expects to devote resources to these other areas to the extent funding is available. No prediction can be made, however, as to when or whether the areas of research described above will yield new scientific discoveries, or whether such research will lead to new commercial products.

     Research and Development Funding

        Research and development expenditures recorded by Cytogen reflect projects conducted by the Company and payments made to sponsored research programs and consultants. Cytogen's expenses for its research and development activities (including customer sponsored programs) were $20.3 million, $24.8 million and $21.7 in fiscal years 1994, 1993 and 1992, respectively. These expenses principally reflect product development efforts and support for various ongoing clinical trials. Research and development expenditures for customer sponsored programs, including CytoRad, were $29,000, $9,112,000, and $8,868,000 in fiscal years 1994,
     1993 and 1992, respectively.

     Marketing and Sales

        OncoScint. Promotion of OncoScint CR/OV is targeted to hospital-based physicians, including those who refer patients for imaging procedures and those who obtain and interpret the image. Referring physicians are likely to be surgeons and oncologists. Imaging physicians are nuclear medicine specialists and those diagnostic radiologists who have subspecialty training in nuclear medicine. After receipt of FDA approval in May 1993 of Cytogen's marketing materials for OncoScint CR/OV, Cytogen began its marketing in the U.S. through its own specialty sales force with an expertise in nuclear medicine, and through a co-promotion arrangement with Knoll, which agreement was terminated in 1994. See "Knoll Pharmaceutical". Since May 20, 1994, Cytogen has been the sole marketer of OncoScint CR/OV in the U.S. In 1989, Chiron was granted exclusive marketing and distribution rights in Europe for OncoScint CR/OV, which rights were reacquired in 1995 by the Company under the terms of a disengagement agreement (the "Disengagement Agreement"). See "Chiron B.V."

        OncoScint CR/OV is a very technical product that requires a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. The Company believes that this information regarding the actual existence, location and extent of disease has the potential to impact a physician's ability to make effective and efficient patient management decisions.

        Cytogen believes that sales of OncoScint CR/OV may be increased through approval of repeat administration, which is currently pending with FDA, implementation of better quality control at the time the image is actually acquired and through greater assistance with the interpretation of the scans. The Company is exploring advances in teleradiology in order to improve the acquisition and interpretation of an OncoScint CR/OV scan. In its strictest form, teleradiology provides real-time, two-way audio and video communications by linking a radiology center with an off-site radiology specialist. The use of teleradiology has advanced due to improvements in related computer and telecommunication technologies.


        Knoll Pharmaceutical. On November 1, 1994, Cytogen executed a termination agreement (the "Termination Agreement") with Knoll. Pursuant to the Termination Agreement, Cytogen has reacquired from Knoll all U.S. Rights to OncoScint CR/OV, which were previously granted to Knoll pursuant to a License, Supply and Marketing Agreement dated December 19, 1991 (the "Knoll Agreement"). The Termination Agreement requires Cytogen to pay to Knoll $3.0 million, without interest, over a four-year period, to reacquire the U.S. Rights and reschedules the payment of approximately $5.0 million of liabilities previously incurred under the terms of the Knoll Agreement. Under the terms of an Order Fulfillment Agreement effective November 1, 1994, Knoll will continue to provide warehousing, shipping, invoicing and collection services to Cytogen until June 30, 1995.

        Under the terms of the Knoll Agreement, in fiscal years 1994 and 1993, the Company incurred $412,000 and $5.1 million, respectively, in co-promotion expenses, and recognized $430,000 and $977,000 in co-promotion revenues. In fiscal year 1992, the Company recorded a milestone payment from Knoll. In each of those fiscal years, the Company also recognized revenues from the supply of commercial product to Knoll by the Company. See Note 4 to the Consolidated Financial Statements.

        Chiron B.V. On December 30, 1994, Cytogen entered into the Disengagement Agreement with Chiron. Pursuant to a Distribution and License Agreement dated as of October 21, 1989, as amended, Cytogen granted to Chiron exclusive marketing and distribution rights in Europe (the "European Rights") to OncoScint CR/OV. Under the Disengagement Agreement, Cytogen reacquired the European Rights and purchased certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market OncoScint CR/OV in twelve countries in Europe. This reacquisition was consummated on February 16, 1995. The reacquisition price is $1 million, payable over three years, without interest, and payment of the reacquisition price is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by Cytogen in Ewing, New Jersey. This obligation is non-recourse to Cytogen. Until the earlier of (i) an agreement with a new European distributor, or (ii) December 31, 1995, Chiron will continue to provide warehousing and European distribution services to Cytogen. Cytogen recognized contract and product related revenue from Chiron of $162,000, $164,000 and $377,000 in the fiscal years 1994, 1993 and 1992, respectively. See Note 9 to the Consolidated Financial Statements.

        In the U.S., Cytogen is considering maintaining its direct selling efforts, as well as co-promotion arrangements or licensing of all rights to a third party. Cytogen intends to secure alternative marketing and distribution partners for OncoScint CR/OV in Europe and Japan.


     Samarium EDTMP

        DuPont Merck. On December 20, 1994, Cytogen entered into a license agreement (the "DP/Merck Agreement") with DuPont Merck. Under the terms of the DP/Merck Agreement, Cytogen granted to DuPont Merck a license with respect to Cytogen's rights to Samarium EDTMP pursuant to which DuPont Merck will have responsibility for manufacturing and co-marketing Samarium EDTMP in the U.S., if and when approved for marketing by FDA. See "Cancer Therapeutic Products -- Samarium EDTMP".

        The DP/Merck Agreement provides that Cytogen will receive from DuPont Merck up-front fees and milestone payments consisting of: (i)$1.0 million upon execution of the DP/Merck Agreement, which has been paid to Cytogen;
     (ii) $4.0 million from the sale to DuPont Merck of 908,265 shares of Cytogen common stock within 20 days of the execution of the DP/Merck Agreement, which sale has occurred, (iii) $4.25 million to fund additional clinical programs to expand the use and marketing of Samarium EDTMP, of which $1,334,000 was received in January 1995, (iv) a $2.0 million milestone payment if and when Samarium EDTMP receives FDA approval and (v) royalty payments based on sales, including guaranteed minimum payments.


     Relationship and Subsequent Merger with CytoRad

        CytoRad Incorporated ("CytoRad"), a biopharmaceutical company formed in December 1991, was established to engage in the research and development of proprietary antibody-based delivery systems for the diagnosis and/or treatment of prostate, ovarian and bladder cancers, utilizing technology licensed from Cytogen. In February 1992, Cytogen and CytoRad commenced a public offering of 4,025,000 CytoRad units, each unit consisting of one share of callable common stock of CytoRad and one warrant to purchase one share of Cytogen common stock at $24.15 per share. All of the net proceeds of the offering were paid to CytoRad. In connection with the public offering, Cytogen and CytoRad entered into a series of contractual arrangements. Subject to the terms and conditions of the agreements between Cytogen and CytoRad, CytoRad was required to make up-front and periodic payments to Cytogen, and in return Cytogen conducted research and development on behalf of CytoRad relating to the products licensed pursuant to agreements. As a result of the agreements, Cytogen recorded $5,903,000 and $6,064,000 of contract revenues in fiscal years 1993 and 1992, respectively, in addition to $2.0 million and $3.0 million in up-front license fees received from CytoRad in fiscal years 1993 and 1992, respectively.

        In March 1994, CytoRad announced that it was exploring modifications to its then existing business relationship with Cytogen. Accordingly, the CytoRad Board of Directors did not approve the 1994 development agreement budget and subsequently, no contract revenues from CytoRad were recorded by Cytogen in fiscal year 1994. During fiscal years 1993 and 1992, funds provided under those agreements represented the principal source of funding for the development of the products involved. See Note 3 to the Consolidated Financial Statements.

        On July 29, 1994, Cytogen and CytoRad jointly announced that they had reached an agreement in principle relating to the acquisition of CytoRad by Cytogen, and on November 15, 1994, the parties announced that they had signed a definitive agreement relating thereto. Pursuant to the merger agreement, Cytogen offered to exchange for each CytoRad unit (a) 1.5 shares of Cytogen common stock, (b) a warrant to acquire one share of Cytogen common stock for $8.00 that expires January 31, 1997 and (c) a contingent value right (a "CVR") to receive, under certain circumstances and at no additional cost, up to an additional one-half share of Cytogen common stock.

        On February 24, 1995, Cytogen announced that it had completed the exchange offer, pursuant to which approximately 93% of the outstanding CytoRad units were validly tendered. On February 27, 1995, Cytogen announced that it had completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of Cytogen pursuant to the merger agreement. Holders of CytoRad common stock who did not tender their CytoRad units in the exchange offer became entitled to receive as a result of the merger one and one-half shares of Cytogen common stock and one CVR for each share of CytoRad common stock owned thereby. Although the previously issued warrants forming a part of the CytoRad units not tendered in the exchange offer will remain outstanding following the merger, Cytogen has agreed that such warrants will be exercisable at $8.00 per warrant share pursuant to the merger agreement.

        The stockholders of Cytogen were required to approve the issuance of the Cytogen securities issuable in connection with the acquisition, which approval was obtained on February 23, 1995. As a result of the acquisition, Cytogen reacquired the product rights to the prostate, ovarian and bladder products it had previously licensed to CytoRad. In addition, consummation of the merger resulted in the transfer of $11.7 million of CytoRad's cash and securities to the Company. See Note 3 to the Consolidated Financial Statements.


     Limited Field of Use License Agreements

        In addition to development of its own proprietary products, Cytogen has entered into limited field of use licenses for rights in its proprietary technology with various pharmaceutical companies in the U.S. and Europe. Although the terms of each agreement differ, these agreements generally provide for royalty payments to Cytogen based on any future product sales. Some of these agreements also provide for fixed payments, purchases of Cytogen stock, milestone payments and payments for research services performed by Cytogen.

        Lilly. In April 1989, Cytogen entered into limited field of use license agreements with Eli Lilly and Company ("Lilly") (collectively, the "Lilly Agreement") granting to Lilly a non-exclusive worldwide license to develop and market certain cancer therapy products using Cytogen's proprietary monoclonal antibody linker technology to deliver the vinca alkaloid class of compounds, and other cancer therapy drugs proprietary to Lilly.
     Pursuant to the terms of the Lilly Agreement, in addition to the cash payment and stock purchase already made, Lilly is required to make certain payments to Cytogen which in some cases are dependent upon Lilly's achievement of certain scientific milestones in its research. The Lilly Agreement also provides for royalty payments (which are subject to abatement to a certain extent based on milestone payments made) based on net sales of any resulting products. Under the Lilly Agreement, Cytogen is required to inform Lilly of improvements to Cytogen's technology and Lilly can terminate the Lilly Agreement at any time following the milestone payments described above upon 60 days' prior notice.

        Bracco. In September 1989, Cytogen entered into an agreement (the "Bracco Agreement") with Bracco Industria Chimica S.p.A. ("Bracco") granting Bracco an exclusive option to license magnetic resonance imaging enhancement agents using the Company's linking technology. Cytogen recognized revenue from Bracco pursuant to the Bracco Agreement for research services equal to $41,000, $860,000 and $1,343,000 in fiscal years 1994, 1993 and 1992, respectively. Cytogen does not anticipate that it will receive any additional revenues under the Bracco Agreement. See Note 10 to the Consolidated Financial Statements.

        Sterling. In April 1986, Cytogen entered into a limited field of use license agreement with Eastman Kodak Company ("Kodak"), the rights and obligations of which were subsequently assigned by Kodak to its subsidiary, Sterling Drug Inc. ("Sterling"), under an amended and restated agreement with Sterling in April 1989 (the "Sterling Agreement"). Cytogen terminated the research arrangements under the Sterling Agreement in July 1992. Cytogen also has given Sterling notice terminating the Sterling Agreement and the parties are currently negotiating the terms and conditions of such a termination. Cytogen recognized revenues under the Sterling Agreement from sales of research services of $583,000 in fiscal year 1992.

        Other Agreements. Cytogen also has limited field of use license agreements with American Cyanamid Company and Farmitalia Carlo Erba S.r.l. ("FICE"). The American Cyanamid agreement relates to development, manufacture and sale of products utilizing Cytogen's proprietary monoclonal antibody-based delivery system to deliver to tumor sites certain chemotherapeutics such as methotrexate, and certain other compounds, some of which are proprietary to American Cyanamid. Cytogen does not anticipate receiving payments under the Cyanamid agreement in the near future. Cytogen's limited field of use license agreement with FICE relates to manufacture and marketing of monoclonal antibody-based anthracycline chemotherapeutic products. At the present time the parties to the FICE agreement are discussing its termination. In addition, Cytogen also has entered into license agreements pursuant to which Cytogen sponsors certain research programs for the development of certain antibodies, antibody fragments, antigens and other protein products.

     Manufacturing

        Cytogen has established limited commercial-scale manufacturing capacity in Princeton, New Jersey. An Establishment License Application ("ELA") for the facility in Princeton utilized by Cytogen for production of OncoScint CR/OV was approved by FDA in December 1992. It is expected that this facility will allow Cytogen to meet its projected production requirements for the OncoScint product line in both the U.S. and Europe for the near term, although no assurances can be given to that effect. In 1993 and 1994, Cytogen received additional regulatory approval from FDA for the expansion of its commercial manufacturing processes and facilities.
     Cytogen will be required to obtain regulatory approval for all of its commercial manufacturing processes and facilities.

        In 1994, Cytogen's manufacturing facility was expanded to provide processes and facilities for the manufacture of commercial quantities of the antibody used in ProstaScint. An ELA Supplement was prepared in 1994 in conjunction with the PLA for ProstaScint submitted to FDA in January 1995. After receipt of necessary regulatory approvals, Cytogen's facility will be the site for the commercial manufacture of ProstaScint. It is expected that this facility will allow Cytogen to manufacture its projected production requirements of ProstaScint for the near term, although no assurance can be given that the facility will receive the necessary regulatory approvals to produce commercial quantities of antibodies for ProstaScint, or that commercial quantities of antibodies will be otherwise obtained.


     Raw Materials

        The raw materials used in the manufacture of Cytogen's products include several different antibodies. Cytogen has both exclusive and non-exclusive license agreements which permit the use of specific monoclonal antibodies in its products. Cytogen's first product, OncoScint CR/OV, uses the same monoclonal antibody which has been supplied in clinical quantities and is being supplied in commercial quantities by a single contract manufacturer through a shared manufacturing agreement. Cytogen anticipates that the supplier will be able to meet Cytogen's needs for commercial quantities of monoclonal antibody. Cytogen currently has established a substantial inventory of monoclonal antibodies used in OncoScint CR/OV. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Consolidated Financial Statements.

        Cytogen currently has the in-house production capacity necessary to produce projected commercial quantities of monoclonal antibody for manufacture of ProstaScint and clinical quantities of other monoclonal antibodies to develop other diagnostic imaging and therapy products.

     Human Resources

        As of December 31, 1994, Cytogen employed 137 persons full-time, of whom 47 were engaged in research and development activities, 38 were engaged in operations and manufacturing, 29 were engaged in administration and management, and 23 were engaged in selling and marketing. Of Cytogen's employees, 19 hold Ph.D. and/or M.D. degrees, and 17 hold other advanced degrees. Cytogen, from time to time, hires scientific consultants to work on certain of its research and development programs. Cytogen believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense.

        None of Cytogen's employees is covered by a collective bargaining agreement. All of Cytogen's employees have executed confidentiality agreements. Cytogen considers relations with its employees to be excellent.

     Patents and Proprietary Rights

        Consistent with industry practice, Cytogen has a policy of using patent and trade secret protection to preserve its right to exploit the results of its research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating Cytogen's proprietary technology.

        Cytogen's policy is to aggressively protect its proprietary technology by selectively seeking patent protection in a worldwide program. In addition to the U.S., Cytogen files patent applications in Canada, major European countries, Japan and additional foreign countries on a selective basis to protect inventions important to the development of its business. Cytogen believes that the countries in which it has obtained and is seeking patent coverage for its proprietary technology represent the major focus of the pharmaceutical industry in which Cytogen and certain of its licensees will market its and their respective products.

        Cytogen holds 13 current U.S. patents and 46 current foreign patents. Cytogen has filed and currently has pending ten U.S. patent applications and 20 foreign patent applications, covering certain aspects of its technology for diagnostic and therapeutic products, and the methods for their production and use. Cytogen intends to file patent applications with respect to subsequent developments and improvements when it believes such protection is in the best interest of Cytogen. Although the scope of patent protection which ultimately may be afforded by the patents and patent applications of Cytogen is difficult to quantify, Cytogen believes its patents will afford adequate protection to conduct its business operations as described in this Form 10-K.

        Cytogen's U.S. Patent No. 4,671,958, entitled "Antibody Conjugates For The Delivery of Compounds To Target Sites," is basic to many of Cytogen's current and proposed commercial operations. This patent covers in vivo delivery methods using site-specific attachment of compounds to antibody molecules that maintain the antibody's ability to target and bind to antigens such as those expressed by or associated with tumors, blood clots, infections and other disease sites. This patent is scheduled to expire in 2004. In Europe, similar protection is afforded by Cytogen's European Patent No. 0088695, entitled "Antibody Conjugates."

        Cytogen's U.S. Patent No. 4,741,900, entitled "Antibody Metal Ion Complexes," provides additional patent protection for its most advanced products which involve the targeting of radioisotopes to tumor cells for purposes of diagnosing or treating cancer. This patent is scheduled to expire in 2004. Cytogen's European Patent No. 0173629, entitled "Antibody Metal Ion Complexes" affords similar protection in Europe.

        Cytogen's U.S. Patent No. 4,867,973, entitled "Antibody-Therapeutic Agent Conjugates," provides broad patent protection for many of Cytogen's proposed commercial products and those of its licensees which are useful for the in vivo targeting of therapeutic agents for the treatment of a variety of cellular disorders. This patent is scheduled to expire in 2004.

        Cytogen is the exclusive licensee of certain patent applications held by the University of North Carolina at Chapel Hill covering TSARs technology. Cytogen holds an exclusive option for an exclusive license under certain patent applications held by MSKCC covering PSM. Cytogen is the exclusive licensee of certain U.S. patents and applications held by Dow covering Samarium EDTMP.

        Cytogen may be entitled under certain circumstances to seek extension of the terms of its patents. See "Government Regulation and Product Testing-- FDA Approval".

        Cytogen also relies upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. Cytogen typically enters into confidentiality agreements with its licensees and any scientific consultants, and Cytogen's employees have entered into agreements with Cytogen requiring that they forbear from disclosing confidential information of Cytogen, and assign to Cytogen all rights in any inventions made while in Cytogen's employ relating to Cytogen's activities. Cytogen believes that its valuable proprietary information is protected to the fullest extent practicable; however, there can be no assurance that (i) any additional patents will be issued to Cytogen in any or all appropriate jurisdictions, (ii) litigation will not be commenced seeking to challenge Cytogen's patent protection or such challenges will not be successful, (iii) processes or products of Cytogen do not or will not infringe upon the patents of third parties, or (iv) the scope of patents issued to Cytogen will successfully prevent third parties from developing similar and competitive products. It is not possible to predict how any patent litigation will affect Cytogen's efforts to develop, manufacture or market its products.

        The technology applicable to Cytogen's products is developing rapidly.
     A substantial number of patents have been issued to biotechnology companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of Cytogen. In addition, others may have filed patent applications and may have been issued patents to products and to technologies potentially useful to Cytogen or necessary to commercialize its products or achieve its business goals. There can be no assurance that Cytogen will be able to obtain licenses of such patents on terms acceptable to Cytogen.

        To the best of Cytogen's knowledge, there are no valid enforceable U.S. patents which it believes to be infringed by its present activities relating to its site-specific antibody linker technology or which would preclude the pursuit of its business activities as discussed in this Form 10-K. Cytogen has no knowledge which would rebut the statutory presumption of validity of its material U.S. patents identified above or which would preclude the enforceability of such patents, or of any materially relevant prior art references not cited in the U.S. Patent and Trademark Office.

        OncoScint is a registered trademark of Cytogen. ProstaScint is a trademark of Cytogen, pending registration.

     Government Regulation and Product Testing

        The development, manufacture and sale of medical products utilizing Cytogen's technology are governed by a variety of statutes and regulations in the U.S. and by comparable laws and agency regulations in most foreign countries.

        FDA Approval. The major regulatory impact on the diagnostic and therapeutic products in the U.S. derives from the Federal Food, Drug and Cosmetic Act (the "FD&C Act") and the Public Health Service Act, and from FDA rules and regulations promulgated thereunder. These acts and regulations require carefully controlled research and testing of products, government review and/or approval prior to marketing the products, inspection and/or licensing of manufacturing and production facilities, adherence to good manufacturing practices during production and continued compliance with product specifications, labeling, and other post-production regulations.

        The medical products to which Cytogen intends to apply its technology are subject to substantial governmental regulation and may be classified as new drugs or biologics under the FD&C Act. FDA and similar health authorities in most other countries must approve or license the diagnostic and therapeutic products before they can be commercially marketed. In order to obtain FDA approval, an applicant must submit, as relevant for the particular product, proof of safety, purity, potency and efficacy. In most cases such proof entails extensive pre-clinical, clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by FDA is expensive and time-consuming, and may take several years to complete. Cytogen received FDA approval in December 1992 to market OncoScint CR/OV in the U.S., together with approval of its ELA with respect to its manufacturing facility in New Jersey. Although Cytogen believes its future applications will be approved, there is no assurance FDA will act favorably or quickly in making such reviews and approving products for sale. Difficulties or unanticipated costs may be encountered by Cytogen or its licensees in their respective efforts to secure necessary governmental approval or licenses, which could delay or preclude Cytogen or its licensees from marketing their products. Limited indications for use or other conditions could also be placed on any such approvals that could restrict the commercial applications of such products. With respect to patented products or technologies, delays imposed by the government approval process may materially reduce the period during which Cytogen will have the exclusive right to exploit them, because patent protection lasts only for a limited time, beginning on the date the patent is first granted in the case of U.S. patent applications and when the patent application is first filed in the case of patent applications filed in the European Economic Community. Cytogen intends to seek to maximize the useful life of its patents under the Patent Term Restoration Act of 1984 in the U.S. and similar laws if available in other countries.

        The majority of the diagnostic and therapeutic products will likely be classified as new drugs or biologics and will be subject to the conduct of in vitro tests, pre-clinical testing and a three-phase evaluation process in humans before any marketing application can be prepared. In Phase I, a product is tested in a small number of patients primarily for safety at one or more dosages. In Phase II, in addition to safety, the efficacy of the product against particular diseases is evaluated in a patient population generally somewhat larger than Phase I. Clinical trials of certain diagnostic agents frequently combine Phase I and Phase II into a single Phase I/II study. In Phase III, the product is evaluated in a larger patient population sufficient to generate data to support a claim of safety and efficacy within the meaning of the FD&C Act. Authorization or clearance under the FD&C Act by FDA must be obtained prior to conducting clinical testing by the filing of an exemption for an Investigational New Drug which includes the results of in vitro tests and pre-clinical testing. A similar procedure under the FD&C Act applies to medical devices and diagnostic products.

        A PLA summarizes the results of clinical tests and other product testing and must be filed with an ELA for the licensing of the product manufacturing processes and facilities for biologics such as OncoScint CR/OV. An NDA, which is similar to a PLA, may be required to be filed if the product is classified as a drug rather than a biologic.

        Prior to a PLA or NDA submission, FDA conducts a pre-PLA/NDA meeting. The use of pre-PLA/NDA meetings has increased due to the introduction of FDA User Fees and the increased commitment on the part of FDA to conduct timely reviews of filed applications. The primary purpose of both the pre-PLA and pre-NDA meeting is for the sponsor and FDA to discuss the content and timing of the application and determine whether FDA agrees with the sponsor, based on its preliminary review of the application, that the application is sufficiently complete to be filed and/or to identify any areas that need further evaluation or discussion prior to the filing.

        A pre-PLA/NDA meeting has the potential to avoid an FDA issued "refuse-to-file" letter that states the application is "deficient on the face" and cannot be reviewed in its present form. Based on FDA regulations, once an application is submitted to FDA, FDA has 60 days to determine whether or not the application is sufficiently complete to be filed. If FDA believes the application is not complete, FDA issues a refuse-to-file letter to the sponsor.

        Continued compliance with all requirements of the FD&C Act and the conditions in an approved application, including but not limited to product specification, manufacturing process, labeling and promotional material, and record keeping and reporting requirements, is necessary for all products. Failure to comply, or the occurrence of unanticipated adverse effects during commercial marketing, could lead to the need for product recall, or FDA-initiated action, which could delay further marketing until the products are brought into compliance. Similar laws and regulations apply in most foreign countries where the diagnostic and therapeutic products are likely to be marketed.

        Upon certain circumstances defined in the FD&C Act, certain products may be sold and distributed, in limited quantities, prior to receipt of final FDA approval. Cytogen believes that certain of its products may qualify for such treatment; however, there can be no assurance that FDA will allow such sales or distribution.

        Orphan Drug Act. The Orphan Drug Act is intended to provide incentives to manufacturers to develop and market drugs for rare diseases or conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation. A drug that receives orphan drug designation and is the first product to receive FDA marketing approval for a particular indication is entitled to orphan drug status, a seven-year exclusive marketing period in the U.S. for that indication. OncoScint CR/OV, in its ovarian application, has been designated an orphan drug. Under the Orphan Drug Act, the FDA cannot approve any application by another party to market an identical product for treatment of an identical indication unless (i) such party has a license from the holder of orphan drug status, or (ii) the holder of orphan drug status is unable to assure an adequate supply of the drug. However, a drug that is considered by FDA to be different from a particular orphan drug is not barred from sale in the U.S. during such seven-year exclusive marketing period even if it receives marketing approval for the same product claim.

        Other Regulations. In addition to regulations enforced by FDA, Cytogen is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, Nuclear Regulatory Commission and other present and potential future federal, state or local regulations.

        Foreign Regulatory Approval. Prior to marketing its products in Western Europe and certain other countries, Cytogen will be required to receive the favorable recommendation of the CPMP followed by the appropriate government agencies of the respective countries. Substantial requirements, comparable in many respects to those imposed under the FD&C Act, will have to be met before commercial sale is permissible in most countries. There can be no assurance, however, as to whether or when governmental approvals (other than those already obtained) will be obtained or as to the terms or scope of those approvals.

     Competition

        The biopharmaceutical field is expected to continue to undergo rapid and significant technological change as well as extensive consolidation. Potential competitors in the U.S. are numerous and include pharmaceutical, chemical, biotechnology and medical device companies, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than Cytogen. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than Cytogen to develop, refine and market products based on monoclonal antibody-based technology, or on other technologies applicable to the diagnosis and treatment of cancer such as CT scanning, magnetic resonance imaging, and chemotherapeutic products. Cytogen is aware that several companies are engaged in the development of technology and products for targeted radioisotopic and drug delivery. Cytogen understands that certain of these competitors are in the process of conducting human clinical trials or have filed applications for marketing approval by government agencies of certain products which will compete with Cytogen's diagnostic and therapeutic products. Pursuant to its limited field of use license agreements, Cytogen has granted certain rights to its licensees to develop and market cancer therapy products which may compete directly with Cytogen's diagnostic and therapeutic products. Cytogen will receive royalties from any sale of such licensed products and Cytogen believes the information which presently is publicly available is insufficient to enable it to definitively evaluate the likely success of these competing products. Cytogen depends principally upon its patented antibody-based linker technology to compete with other firms engaged in commercial applications of antibody technology. For this reason, Cytogen has focused on those applications where it believes its technology will offer significant advantages over other existing technologies and its patents offer the most protection.

     Item 2.  Properties

        The Company currently leases approximately 107,700 square feet of administrative, laboratory and manufacturing space in three locations in Princeton, New Jersey. The lease for its 56,900 square foot laboratory and manufacturing facility will expire on February 28, 2003 and provides two 5-year renewal options. The Company has sub-leased 8,715 square feet of the laboratory facility to another company. This sub-lease will expire in April 30, 1996. The lease for the Company's 31,400 square foot office space in Princeton, New Jersey will expire on June 15, 1997, subject to the Company's right to renew through June 15, 2002. The Company also leases an additional 19,400 square feet at a third location in Princeton, New Jersey, under a lease which will expire in December 1999. This third location is used for laboratories and support for production of commercial product.
     The Company expects to remain in the Princeton, New Jersey area for the foreseeable future. As of December 31, 1994, the Company had invested approximately $9.0 million for improvements in the buildings it occupies. The Company leases some of the equipment used in its laboratory and manufacturing facility. See Note 17 to Consolidated Financial Statements included in this Form 10-K for information regarding the Company's obligations under these real property and equipment leases.

        The Company believes its facilities are in good operating condition and that all real property and equipment are adequate for all present and proposed uses thereof.

     Item 3.  Legal Proceedings

        On September 17, 1992, a class action complaint was filed in the United States District Court for the District of New Jersey against the Company and three individual defendants, George W. Ebright, Thomas J. McKearn and Martin D. Cleary, alleging violations of Sections 10(b) and 20 of the Exchange Act and Rule 10b-5 promulgated thereunder. At the time the complaint was filed, Messrs. Ebright, McKearn and Cleary served as officers of the Company and Messrs. Ebright and McKearn served as directors of the Company. The complaint alleged that certain statements relating to the marketing and distribution in Europe of the Company's colorectal cancer imaging product were false and misleading, and sought damages in an unspecified amount. The Company and the individual defendants denied any wrongdoing.

        On August 19, 1994, an Order was entered by Judge Hughes, United States District Court for the District of New Jersey, which preliminarily approved a settlement between the parties subject to a final hearing to determine whether the settlement was fair, reasonable and adequate. At a hearing held on November 18, 1994, Judge Hughes gave final approval to the settlement, which provides for a $1,950,000 cash payment (which includes approximately $900,000 of fees and expenses of plaintiffs' counsel), the issuance of 197,942 shares of the Company's common stock and an additional $500,000 payable if the Company has annual earnings per share of $.50 or greater during any fiscal year commencing with 1993 through 1996. The cost of the settlement was recorded as a liability at January 1, 1994.

     Item 4.  Submission of Matters to a Vote of Security Holders

        None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

               The executive officers of the Company and their respective ages and positions with the Company as of March 1, 1995 are as follows:

           Name              Age                   Position
           ----              ---                   --------

     William C. Mills III     39  Chairman of the Board

     Thomas J. McKearn        46  Chief Executive Officer and President

     T. Jerome Madison        54  Vice President and Chief Financial Officer

     James R. Knill           61  Vice President, Medical Affairs

     Richard Murawski         46  Vice President, Operations

     Pamela M. Murphy         44  Vice President, Corporate Communications

     John D. Rodwell          48  Vice President, Research and Development

     Richard J. Walsh         51  Vice President of Corporate Development

               All executive officers are elected annually by the Board of Directors. There is no family relationship among any of the executive officers or directors.

     Business Experience

               William C. Mills III has served as Chairman of the Board of the Company since January 1995 and has been a director of the Company since July 1983. Since April 1, 1988, he has been a General Partner of The Venture Capital Fund of New England, Boston, Massachusetts, a series of private venture capital partnerships. Prior to that, Mr. Mills was a General Partner of PaineWebber Ventures, and certain of its predecessor partnerships since April 1981. Mr. Mills also currently serves as a director of Spectrian Inc., a wireless communications equipment company. Mr. Mills holds an A.B. degree from Princeton University, an S.M. degree in Chemistry from The Massachusetts Institute of Technology, and an S.M. degree in Management from M.I.T.'s Sloan School of Management.

               Thomas J. McKearn joined the Company in July 1981 as Vice President, Research and Development. He has served as the Company's Chief Executive Officer since January 1994 and as President of the Company since September 1991. Dr. McKearn previously served as Executive Vice President of the Company from June 1990 to August 1991 and Senior Vice President, Scientific Affairs of the Company through June 1990. He has been a director of the Company since 1981. From 1978 until he joined the Company, Dr. McKearn was an Assistant Professor in the Department of Pathology at the University of Pennsylvania and Head of the Immunoprotein Laboratory at the Hospital of the University of Pennsylvania. He retains a position as Adjunct Associate Professor in the Department of Pathology at the University of Pennsylvania. Dr. McKearn is a member of the Scientific Advisory Boards for Rider College and the New Jersey Cancer Institute. Dr. McKearn holds a B.A. degree from Indiana University, a Ph.D. degree in Immunology from the University of Chicago and an M.D. degree from the Pritzker School of Medicine at the University of Chicago.

               T. Jerome Madison joined the Company in October 1993 as Vice President of Finance, Chief Financial Officer and Secretary. He has been a director of the Company since December 1994. Mr. Madison is the sole stockholder, officer and director of Somerset Central Corporation, a New Jersey corporation through which Mr. Madison provides services to the Company. Previously, Mr. Madison served as President, Chief Executive Officer and General Partner of Montgomery Partners, a venture capital group, from 1991 to 1993 and as President, Chief Executive Officer and General Partner of Founders Court, also a venture capital group, from 1986 to 1991. Mr. Madison was Vice President for finance and administration of the Company from 1982 to 1986. Prior to first joining the Company, he served as Corporate Controller for Rorer Group Inc. Mr. Madison holds a B.S. from The Wharton School of the University of Pennsylvania and an M.B.A. from Monmouth College. He also is a Certified Public Accountant.

               James R. Knill joined the Company in January 1994 as Vice President of Medical Affairs. From 1988 to 1993, Dr. Knill served as Senior Advisor to the Bristol-Myers Squibb Research Institute. Dr. Knill also served as Senior Vice President of Science Strategy and Planning of Squibb Corporation, where he was employed from 1967 to 1988. Dr. Knill holds an M.D. degree and an M.S. degree from the University of Western Ontario, London, Ontario, and an M.B.A. degree from The Wharton School of the University of Pennsylvania.

               Richard Murawski joined the Company in April 1994 as Vice President, Operations. Mr. Murawski served as Vice President, Operations for Immunomedics, a biopharmaceutical company engaged in the development of antibody products for cancers and infectious diseases, from 1993 to 1994 and as Director of Manufacturing and Director of Operations with Welgen/Wellcome from 1990 to 1992. From 1971 through 1990, Mr. Murawski held numerous positions in the areas of production, engineering and manufacturing at Schering Corporation, a Union, New Jersey research-based company engaged in the manufacture and production of pharmaceutical and health care products. He holds a B.S. in Chemical Engineering from Newark College of Engineering (currently New Jersey Institute of Technology).

               Pamela M. Murphy joined the Company in March 1994 as Vice President, Corporate Communications. Ms. Murphy served as Vice President, Corporate Administration from 1990 to 1994 for Greenwich Pharmaceuticals ("Greenwich"), a development stage company seeking treatments for autoimmune diseases. From 1987 to 1990, Ms. Murphy held the position of Director of Corporate Communications with Greenwich. Prior to that, Ms. Murphy held various regional and national positions with multiple publishing corporations. Ms. Murphy holds a B.S. degree in Education and Psychology from Northern Arizona University.

               John D. Rodwell joined the Company in September 1981. He served as Director, Chemical Research of the Company and then as Vice President, Discovery Research of the Company, from 1984 until January 1989, at which time he assumed his present responsibilities as Vice President, Research and Development of the Company. From 1980 to 1981, Dr. Rodwell was a Research Assistant Professor and, from 1976 to 1980, he was a postdoctoral fellow, both in the Department of Microbiology at the University of Pennsylvania School of Medicine, where he currently is an Adjunct Associate Professor in the Department of Microbiology. He holds a B.A. degree from the University of Massachusetts, an M.S. degree in Organic Chemistry from Lowell Technology Institute and a Ph.D. degree in Biochemistry from the University of California at Los Angeles.

          Richard J. Walsh joined the Company in June 1994 as Vice President of Corporate Development. Mr. Walsh served as Vice President of Biotechnology Acquisitions for American Cyanamid Company from 1992 to 1994. Prior to that position, for six years he was Vice President, Product Licensing and Technology Transfer at The Warner-Lambert Company. From 1967 through 1986, Mr. Walsh held a variety of domestic and international sales, marketing and licensing positions within Parke-Davis and its parent, The Warner-Lambert Company. Mr. Walsh holds a B.S. degree in Pharmacy from the University of Cincinnati.

                                    PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder
     Matters

          The Company's Common Stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the trading symbol "CYTO."

          The table below sets forth the high and low sale prices for the Company's Common Stock for each of the calendar quarters indicated, as reported by the NASDAQ National Market System. The quotations shown represent interdealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily reflect actual transactions.

1993                                                          High    Low
- - ----                                                          ----    ---

     First Quarter.........................................  23      10-1/4
     Second Quarter........................................  13-1/2   9-3/4
     Third Quarter.........................................  12-1/2   4-7/8
     Fourth Quarter........................................   8-7/8   5-5/8

1994                                                          High    Low
- - ----                                                          ----    ---

     First Quarter.........................................   6-5/8   3-1/4
     Second Quarter........................................   6-1/8   3
     Third Quarter.........................................   5-1/2   3-1/8
     Fourth Quarter........................................  4-1/16  2-7/16


     As of March 1, 1995, there were approximately 2,591 holders of record of the Common Stock.

          The Company has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Declaration of dividends on the Common Stock will depend, among other things, upon future earnings, the operating and financial condition of the Company, its capital requirements, and general business conditions.

Item 6.   Selected Financial Data

    The following selected financial information has been derived from the financial statements of the Company for each of the five fiscal years in the period ended December 31, 1994, which have been audited by Arthur Andersen LLP, Cytogen's independent public accountants. The financial summaries set forth below should be read in conjunction with the financial statements, including the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information provided elsewhere in this report.

                                                  1994      1993      1992      1991       1990
                                               --------------------------------------------------
                                               (All amounts in thousands, except per share data)
Consolidated Statements of
   Operations Data:
Revenues                                       $   2,458 $  10,354 $  13,367 $   7,022 $    1,974
                                               --------------------------------------------------

Research and development                          20,321    24,844    21,680    21,293     16,942
Selling and marketing                              5,536     9,399     2,679     1,290        703
Reacquisition of technology
   and marketing rights                            4,647       -         -           -          -
General and administrative                         4,290     7,016     5,394     3,612      4,395
                                               --------------------------------------------------
Operating expenses                                34,794    41,259    29,753    26,195     22,040

Loss from operations                           $ (32,336)$ (30,905)$ (16,386)$ (19,173)$  (20,066)
Gain (loss) on investments, net                     (470)    1,676     3,447     3,829      2,727
                                               --------------------------------------------------
Net loss                                         (32,806)  (29,229)  (12,939)  (15,344)   (17,339)
                                               --------------------------------------------------
Dividends on preferred stock                         -        -       (1,293)   (1,725)    (1,725)
                                               --------------------------------------------------

Net loss to common stockholders                $ (32,806)$ (29,229)$ (14,232)$ (17,069)$  (19,064)
                                               ==================================================

Net loss per common share                      $   (1.38)$   (1.38)$   (0.75)$   (0.98)$    (1.36)
                                               ==================================================
Weighted average common shares
   outstanding                                    23,822    21,121    18,994    17,345     13,971
                                               ==================================================

Consolidated Balance Sheets Data:

Cash and short term investments                $   7,700 $  23,764 $  35,738 $  54,506 $   39,835
Total assets                                      19,690    34,635    52,775    64,471     47,082
Long term liabilities                              4,310       192       276       346      1,213
Redeemable preferred stock                           -         -           -    17,250     17,250
Redeemable common stock                            2,000     2,000     2,000     2,000      2,000
Common stock and accumulated deficit               4,368    21,731    45,411    38,760     23,193

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Beginning with 1994, the Company changed from a fiscal year end to a calendar year end. Previously, the Company operated on a 52-53 week fiscal year ending on the Saturday nearest to December 31. References below to 1993 and 1992 relate to fiscal years ended January 1, 1994 and January 2, 1993, respectively.

     Results of Operations

          Background. Historically, the Company's revenues have resulted primarily from (i) payments received from the sale of research services pursuant to collaborative agreements, (ii) fees generated from the licensing of its technology and marketing rights to its products and (iii) product related revenues on sales of its OncoScint product since 1992 in Western Europe and since January 1993 in the U.S. Beginning February 1992, the sales of research services by the Company included revenues from CytoRad for the development of certain cancer imaging and radiotherapy products licensed by the Company to CytoRad. During 1994, because of a contractual dispute between the Company and CytoRad, no contract revenues were recorded by the Company for research services performed on behalf of CytoRad, although the Company continued with the development of the products licensed to CytoRad. On November 15, 1994, the Company and CytoRad entered into an agreement for the acquisition of CytoRad by the Company. On February 23, 1995, the Company's shareholders approved the issuance of the Company's securities necessary to effect the acquisition of CytoRad and on February 27, 1995, the Company completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. As a result of the merger, the Company will not recognize any further contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities were transferred to the Company. In addition, the Company estimates that it will record in the first quarter of 1995 approximately $20 million for acquired research and development on its statement of operations, representing the amount by which the purchase price exceeds CytoRad's net book value. This estimated charge to the statement of operations may change based upon the Company's final accounting for this transaction.

          On December 20, 1994, the Company entered into a license agreement with DuPont Merck pursuant to which DuPont Merck will have responsibility for manufacturing and co-marketing Samarium EDTMP in the U.S., if and when approved for marketing by FDA. Pursuant to the DP/Merck Agreement, the Company received from DuPont Merck an up-front cash payment of $1,000,000 in December 1994 and additional payments in 1995. See Note 2 to the Consolidated Financial Statements.

          Beginning July 1, 1994, as a result of the change in the Company's relationship with Knoll, product related revenues have included product sales by the Company to its U.S. customers. See Note 4 to the Consolidated Financial Statements. Since that date, the Company has not recorded any product sales to Knoll or any co-promotion revenues. In addition, on December 30, 1994, the Company entered into a Disengagement Agreement with Chiron to reacquire the exclusive marketing and distribution rights in Europe previously granted to Chiron. This reacquisition was consummated on February 16, 1995. See Note 9 to the Consolidated Financial Statements.

          Currently, the Company's focus is to provide the highest level of support for those products which are the most advanced. The Company's highest priority products are: (i) OncoScint CR/OV; (ii) Samarium EDTMP, which is in late Phase III clinical development with an NDA submission to FDA anticipated in the first half of 1995; and (iii) ProstaScint, for which a PLA was submitted to FDA in January 1995. The Company is continuing to evaluate, invest in and support the sales and marketing activities with respect to OncoScint CR/OV. In addition, the Company has assigned high priority to the product development and commercialization programs for Samarium EDTMP and ProstaScint. The Company's strategic plan also supports continued commitment to its antibody "linker" technology through ongoing product development efforts for cancer therapeutic agents. The Company expects to expand its current product portfolio through in-licensing products and technologies. Finally, the Company has committed additional resources to its TSARs\SynGenes program.

          Revenues. Total revenues were $2.5 million in 1994, $10.4 million in 1993 and $13.4 million in 1992. Product related revenues from sales of OncoScint CR/OV were $1.4 million in 1994 and included domestic sales of $1.2 million, Western European sales of $162,000 and a $109,000 reduction for returns of OncoScint CR/OV inventory because of shelf life expiration. In 1993, product related revenues were $1.6 million, including domestic sales of $1.4 million and Western European sales of $164,000. In 1992, product related revenues from the sales of OncoScint Colorectal in Europe were $367,000.

          To date, sales of OncoScint CR/OV in both the U.S. and European markets have been limited, even though the product has technically performed as predicted in clinical applications. OncoScint CR/OV is a very technical product that requires a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. Cytogen believes that sales of OncoScint CR/OV may be increased through approval of repeat administration, which is currently pending with FDA, implementation of better quality control at the time the image is actually acquired and through greater assistance with the interpretation of the scans. The Company is exploring advances in teleradiology in order to improve the acquisition and interpretation of an OncoScint CR/OV scan.

          In the past, the Company relied in large part on third parties to market its product. In 1994, the Company decided to reacquire the marketing rights to OncoScint CR/OV from its U.S. and European distributors, Knoll and Chiron, respectively. In anticipation of the execution of the Termination Agreement with Knoll, as of May 20, 1994, Knoll ceased its selling efforts and the Company resumed responsibility for the U.S. marketing of OncoScint CR/OV. Beginning July 1, 1994, product related revenues included direct product sales of $854,000 by the Company to its U.S customers. The Company is considering, with respect to the marketing of OncoScint CR/OV in the U.S., maintaining its direct selling efforts, as well as co-promotion arrangements or licensing of all rights to a third party. The Company intends to secure alternative marketing and distribution partners for OncoScint CR/OV in Europe and Japan. There can be no assurances that these efforts will be successful or that product related revenues will increase markedly.

          License and contract revenues for 1994, 1993 and 1992 included milestone payments of $1.0 million, $2.0 million, and $5.0 million, respectively. In 1994, the Company received a $1.0 million milestone payment from DuPont Merck upon its entering into an agreement with the Company to manufacture and co-market Samarium EDTMP in the U.S. See Note 2 to the Consolidated Financial Statements. In 1993, the Company received a milestone payment of $2.0 million from CytoRad as a one-time licensing fee for rights to the Company's ovarian cancer radiotherapy product and related technology. In 1992, the Company received $3.0 million from CytoRad as a one-time licensing fee for rights to prostate and bladder products utilizing the Company's technology and $2.0 million from Knoll upon the Company's receipt of FDA marketing approval for OncoScint CR/OV. Revenues from the sale of research services were $47,000 in 1994 compared to $6.8 million in 1993 and $8.0 million in 1992. The decrease in 1994 is attributable primarily to the absence of contract revenues from CytoRad. Due to the uncertainty of the CytoRad business relationship, the Company did not recognize any contract revenues for research services performed on behalf of CytoRad. In 1994, the Company recorded an aggregate of $47,000 of contract revenues from Bracco and Chiron. In 1993, the Company recorded $5.9 million of contract revenues from CytoRad in addition to the licensing fee from CytoRad and $900,000 from Bracco. In 1992, the Company recorded $6.1 million of contract revenues from CytoRad in addition to the licensing fee from CytoRad and an aggregate of $1.9 million from Bracco, Sterling Drug Inc. and Chiron.

          Operating Expenses. Total operating expenses were $34.8 million in 1994, $41.3 million in 1993 and $29.8 million in 1992. The decrease from 1993 to 1994 reflects the Company's objective to control spending and to focus its efforts on its highest priorities: marketing and sales of OncoScint CR/OV; phase III clinical development of Samarium EDTMP, a cancer therapy agent for bone pain; submission in January 1995 of the PLA with FDA for ProstaScint, a diagnostic agent for prostate cancer; development of TSARs\SynGenes; and continuation of the prostate and ovarian cancer therapy programs. The increase of $11.5 million from 1992 to 1993 is largely attributable to selling and promotional activities associated with the U.S. product launch effort of OncoScint CR/OV which commenced in the first quarter of 1993, a reserve established in 1993 for potential inventory writedowns of commercial inventory relating to OncoScint CR/OV, and expenses associated with the settlement of a class action securities lawsuit.

          Research and development expenses were $20.3 million in 1994, $24.8 million in 1993 and $21.7 million in 1992. These expenses principally reflect product development efforts and support for various ongoing clinical trials. Human clinical trials in 1994 included development of Samarium EDTMP and development on behalf of CytoRad of products for diagnosis and treatment of prostate cancer. During 1994 and 1993, the Company charged $1.1 million and $2.3 million, respectively, to research and development expenses for potential inventory writedowns of commercial inventory relating to OncoScint CR/OV. In July 1993, the Company petitioned FDA for shelf-life extension for certain commercial raw material inventory. The timing and outcome of FDA's response to this request is uncertain. Given the quantities of commercial raw material inventory along with the uncertainty of FDA's response regarding shelf-life extension for this inventory, future inventory writedowns may be required.

          Selling and marketing expenses were $5.5 million in 1994, $9.4 million in 1993 and $2.7 million in 1992. The decrease from 1993 to 1994 and increase from 1992 to 1993 are primarily attributable to the $5.1 million recorded in 1993 for promotional expenses associated with the domestic launch of OncoScint CR/OV as compared to $1.5 million recorded in 1994.

          Reacquisition of technology and marketing rights expenses were $4.6 million in 1994 and included $2.4 million and $800,000 of one-time charges for the reacquisition of marketing rights to OncoScint CR/OV from Knoll and Chiron, respectively. In addition, the Company charged $1.4 million of legal and investment banking fees relating to the CytoRad merger to expense in 1994.

          General and administrative expenses were $4.3 million in 1994, $7.0 million in 1993 and $5.4 million in 1992. General and administrative expenses in 1993 were greater than 1992 and 1994 largely due to a reserve established in 1993 for the settlement of a class action securities lawsuit (see Note 18 to the Consolidated Financial Statements) and to higher levels of general legal and corporate communication expenses.

          Net Gain/Loss on Investments. Net loss on investments for 1994 was $470,000 compared to net gains of $1.7 million and $3.4 million recorded in 1993 and 1992, respectively. The decrease in 1994 is attributable primarily to a $1.5 million loss associated with the sale of government securities due to the rise of interest rates. This loss was partially offset by interest income of approximately $1.0 million in 1994. The net gain on investments decreased in 1993 from 1992 by $1.7 million due to the decline of average cash and short term investment balances in 1993.

          Net Loss. Net losses were $32.8 million, $29.2 million and $12.9 million in 1994, 1993 and 1992, respectively. Losses per share were $1.38, $1.38 and $0.75 in 1994, 1993 and 1992, respectively, on 23.8 million, 21.1 million and 19.0 million average shares outstanding in each year, respectively. The losses per share for 1992 included a $0.07 dividend on preferred stock. There were no dividends on preferred stock in 1993 and 1994 because on September 29, 1992, the Company called for redemption of all of its outstanding Convertible Exchangeable Preferred Stock. At December 31, 1994, the Company had 2.1 million options outstanding under its various stock option plans with exercise prices ranging from $1.00 to $17.00 per share, and outstanding warrants to purchase 4.3 million shares with exercise prices ranging from $12.50 to $24.15 per share. The loss per share calculation stated above does not take into account the shares issuable upon exercise of such options and warrants as their effect is antidilutive.

     Liquidity and Capital Resources

          The Company's cash and short term investments as of December 31, 1994 were $7.7 million, compared to $23.8 million on January 1, 1994. Historically, the Company's primary sources of cash have been proceeds from the sales of its stock through public offerings and private placements, the sale of research services, fees paid under its license agreements, product related revenues, and interest earned on its cash and short term investments. In January 1994, the Company sold an aggregate of 2 million shares of its common stock to several European institutions, realizing net proceeds of $9.1 million. In May and August of 1994, the Company sold to Fletcher Capital Markets, Inc. an aggregate of 1.4 million shares of common stock realizing net proceeds of $5.3 million. See Note 12 to the Consolidated Financial Statements. In 1994, cash used for operating activities of $27.6 million increased from the same period in 1993 by approximately $12.2 million due primarily to (i) the receipt of a $2.0 million milestone payment from Knoll in January 1993, (ii) the receipt of $8.3 million in payments (excluding $3.6 million of proceeds from warrants) from CytoRad in 1993 and (iii) the $3.2 million non-cash charge to operations in 1994 for the reacquisition of marketing rights. Cash used for purchases of property and equipment in 1994 was $2.8 million compared to $1.6 million in 1993 as a result of a project the Company began in 1993 and completed in 1994 to create additional manufacturing capacity for monoclonal antibodies.

          The Company has recorded product related revenues from the sales of its OncoScint Colorectal product in Europe since 1992 and from sales of OncoScint CR/OV in the United States since January 1993. To date, sales have not been significant and are not expected to become a significant source of cash flow in 1995. In anticipation of the execution of the Termination Agreement (described below), as of May 20, 1994, Knoll ceased its selling efforts and since that date, the Company's direct sales force has been the sole marketer in the U.S. of OncoScint CR/OV. Beginning July 1, 1994, product related revenues have included direct product sales by the Company to its U.S. customers. Since that date, the Company had not recorded any product sales to Knoll or any co-promotion revenues. The Company is considering, with respect to the marketing of OncoScint CR/OV in the U.S., maintaining its direct selling efforts as well as co-promotion arrangements or licensing of all rights to a third party. Depending on the approach selected, significant resources could be required for such action.

          On November 1, 1994, the Company executed the Termination Agreement with Knoll terminating the Knoll Agreement. Pursuant to the Termination Agreement, the Company has reacquired from Knoll all of the U.S. Rights to OncoScint CR/OV. The Termination Agreement requires the Company to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and reschedules payment of approximately $5.0 million of liabilities previously incurred under the terms of the Knoll Agreement, as follows: $3,100,000 in 1995, $1,600,000 in 1996, $1,600,000 in 1997 and $1,700,000 in 1998. See Note 4 to the Consolidated Financial Statements.

          On December 30, 1994, the Company entered into the Disengagement Agreement with Chiron to reacquire the European Rights and purchase certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market OncoScint CR/OV in 12 countries in Europe. This reacquisition was consummated on February 16, 1995. See Note 9 to the Consolidated Financial Statements. The reacquisition price of $1 million, payable over three years and without interest, will be paid as follows: $200,000 in 1995, $300,000 in 1996 and $500,000 in 1997.

     Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company and located in Ewing, New Jersey. This obligation is non-recourse to the Company.

          During 1994, no payments were received by the Company from CytoRad and the Company did not record any contract revenues from CytoRad. On November 15, 1994, the Company and CytoRad entered into an agreement for the acquisition of CytoRad by Cytogen. On February 23, 1995, the Company's shareholders approved the issuance of the Company's securities necessary to effect the acquisition of CytoRad and on February 27, 1995, the Company completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. As a result of the merger, the Company will not recognize any further contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities were transferred to the Company, of which approximately $2.0 million will be used in 1995 to pay for the merger transaction costs incurred by the Company. See Note 3 to the Consolidated Financial Statements.

          In 1993, the Company acquired an exclusive license in the U.S. from Dow for Samarium EDTMP. See Note 5 to the Consolidated Financial Statements. Samarium EDTMP is a cancer therapy agent that is being developed by Cytogen as a treatment for the pain associated with bone metastases, a condition that occurs when cancer originates in or spreads to the bone. The first of two Phase III studies for Samarium has been completed and the second Phase III study is currently ongoing. Based on a pre-NDA meeting with FDA held in November 1994 and subsequent discussions with representatives from the agency, the Company expects to file its NDA in the first half of 1995. Within 30 days after the filing of the NDA, the Company is required to pay to Dow $1,000,000. In addition, the Company will be required to pay to Dow $4,000,000 if and when Samarium EDTMP receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

          In December 1994, Cytogen entered into a license agreement with DuPont Merck. Pursuant to the terms of the DP/Merck Agreement, Cytogen received from DuPont Merck an up-front cash payment of $1,000,000 in December 1994, $4,000,000 in January 1995 for the sale to DuPont Merck of 908,265 shares of Cytogen common stock and $1,334,000 in January 1995 to fund additional clinical programs to expand the use and marketing of Samarium EDTMP. The DP/Merck Agreement further provides for future payments of up to $2,916,000 toward additional clinical programs, a $2,000,000 milestone payment if and when Samarium EDTMP receives FDA approval and royalty payments based on sales, including guaranteed minimum payments.

          In September 1989, the Company entered into an agreement with Bracco. Pursuant to the terms of the Bracco Agreement, in 1989, Bracco purchased 250,000 shares of the Company's common stock (the "Shares") at $8.00 per share. The Bracco Agreement provides that if the results of a feasibility study conducted by the Company do not meet certain predetermined evaluation criteria, the Company would be obligated to repurchase the Shares from Bracco for an aggregate purchase price of $2,000,000. The Bracco Agreement further established a completion date for the feasibility study of September 29, 1993. The feasibility study was not completed by that date. A final report on the findings of the feasibility study, which held that the evaluation criteria had not been met, was released on March 4, 1994.
     On July 11, 1994, Bracco notified the Company of its belief that the Company has an obligation to redeem the Shares. The Company has entered into negotiations with Bracco to reach an agreement as to the disposition of the Shares and such negotiations are continuing. There can be no assurances that these negotiations will be successful.

          The Company intends to pursue opportunities to acquire, in-license and develop other technologies or products to supplement its core products and technology. If successful, this strategy may increase short term expenses or increase long term revenues. While there can be no assurance that these efforts will be successful, any transaction is likely to require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing any product or technology.

          The Company's operating and capital requirements, as described above, may further change depending upon several factors, including: (i) the amount of resources which the Company devotes to clinical evaluations and the establishment of manufacturing, marketing and sales capabilities; (ii) results of preclinical testing, clinical trials and research and development activities; (iii) competitive and technological developments;
     (iv) the Company's success in entering into, and cash flows derived from, new technology licensing, marketing and research agreements, and product related revenues; and (v) the Company's success in attracting additional capital.

          The Company plans to further control spending in 1995 and anticipates that its existing cash and short term investments balance of $7.7 million at December 31, 1994, together with payments received from DuPont Merck in the first quarter of 1995 and funds received as a result of the CytoRad merger, will be sufficient to satisfy its currently anticipated cash needs through 1995. The Company anticipates receiving additional funds from DuPont Merck in accordance with the terms of the DP/Merck Agreement, other license and contract revenues, product related revenues, interest income, and from the sales of equity securities as market conditions permit. There can be no assurance as to the Company's success in obtaining such additional funds or that such funds, if obtained, will be sufficient to meet the Company's cash requirements through the time that product related resources are sufficient to cover the Company's operating expenses.

     Item 8.  Financial Statements and Supplementary Data

          The response to Item 8 is submitted as a separate section of this Form 10-K.

     Item 9. Changes in and Disagreements with Accountants Accounting and Financial Disclosure

          None.

                                    PART III

     Item 10.  Directors and Executive Officers of the Registrant

         Information regarding the Company's Directors is incorporated by reference to the information contained under the captions "Nominees for Directors" and "Principal Stockholders" in the Company's Proxy Statement. One of the Company's Directors, George Ebright, is not included in the Proxy Statement because he has advised the Company of his decision not to stand for re-election at the Company's 1995 Annual Meeting of Stockholders. Information regarding Mr. Ebright is set forth below. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K and incorporated by reference to the information contained under the caption "Principal Stockholders" in the Company's Proxy Statement.

         George W. Ebright, 57, has been a director of the Company since February 1989. Mr. Ebright served as the Company's Chairman of the Board from February 1990 until January 1995, the Company's Chief Executive Officer from February 1989 until January 1994 and as the Company's President from February 1989 to August 1991. Prior to joining the Company, Mr. Ebright was President and Chief Operating Officer and a member of the Board of Directors of SmithKline Beckman Corporation, a health care and life sciences company engaged in the marketing of a broad line of prescription and proprietary products for human and animal health care, as well as diagnostic and analytical products and services. Mr. Ebright began working for SmithKline & French Laboratories in 1963, and through 1987 held several senior management positions with that company and two of its divisions. Mr. Ebright was a member of the Board of Directors of Household International Corporation from July 1983 to February 1989, was a member of the Board of Directors of the Health Industry Manufacturers Association and was a member of the Board of Directors of the Industrial Biotechnology Association. Mr. Ebright currently serves as a director of Univax Biologics, Inc., a biopharmaceutical company which develops products for the prevention and treatment of infectious diseases; The West Company, a supplier of specialized packaging systems to the health care and consumer products industries; and Arrow International, Inc., a company that develops, manufactures and markets a broad range of clinically advanced, disposable catheters and related products. He holds a B.A. degree in Economics from Franklin & Marshall College, and an M.B.A. degree from the University of Delaware.

     Item 11.  Executive Compensation

         Incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's Proxy Statement.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the information contained under the caption "Principal Stockholders" in the Company's Proxy Statement.

     Item 13.  Certain Relationships and Related Transactions

       Incorporated by reference to the information contained under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as a part of the Report:

      (1) and (2)

      The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

      (3)  Exhibits --  Each management contract or compensatory plan or
           --------
           arrangement required to be filed as an exhibit hereto pursuant to
           Item 14(c) of this report is listed in Exhibit Nos. 10.12.1, 10.12.2, 10.12.3, 10.13.1, 10.13.2, 10.33, 10.35 and 10.38 below.


       Exhibit No.
       -----------

         2           -     Agreement and Plan of Merger, dated November 15, 1994
                           among the registrant, CytoRad Acquisition Corp., a wholly-owned subsidiary of the registrant, and CytoRad Incorporated./19/

         3.1         -     Restated Certificate of Incorporation, as
                           amended./17/

         3.2         -     By-Laws of Cytogen Corporation, as amended./17/

         4.1         -     Specimen of Common Stock Certificate./6/

         4.2         -     Specimen of Warrant Certificate to purchase Cytogen
                           Corporation Common Stock, issued to stockholders of CytoRad Incorporated./14/

         4.3         -     Specimen of Unit Certificate./14/

         4.4         -     Form of Warrant Agreement, including form of warrant,
                           exercisable through January 31, 1997, to purchase 1.0
                           share of Cytogen Corporation Common Stock at $8.00 per share./17/

         4.5         -     Form of Contingent Value Rights Agreement, including
                           form of Contingent Value Right to receive a fraction
                           (not to exceed one-half) of a share of Cytogen
                           Corporation Common Stock./17/

         10.1        -     Standard Form of Confidentiality Agreement (as
                           executed by all officers and employees)./2/

         10.2        -     Form of Scientific Advisory Board Agreement between
                           Cytogen Corporation and the members thereof./1/

         10.3.1      -     Agreement effective as of June 2, 1983 between
                           American Cyanamid Company and Cytogen
                           Corporation./1/

         10.3.2      -     First Amendment dated January 29, 1985 to License
                           Agreement between American Cyanamid Company and
                           Cytogen Corporation./1/

         10.4.1      -     License Agreement dated June 3, 1985 between
                           Institute National de la Sante et de la Recherche
                           Medicale and Cytogen Corporation./1/

         10.4.2      -     License Agreement dated April 18, 1988 between
                           Institute National de la Sante et de la Recherche
                           Medicale and Cytogen Corporation./3/

         10.4.3      -     License Agreement dated April 19, 1988 between
                           Institute National de la Sante et de la Recherche
                           Medicale and Cytogen Corporation as Licensor and
                           Clonatec as Licensee./3/

         10.5.1      -     License Agreement dated September 24, 1985 between
                           Farmitalia Carlo Erba S.p.A. and Cytogen
                           Corporation./1/

         10.5.2      -     First Amendment dated February 20, 1987 between
                           Farmitalia Carlo Erba S.p.A. and Cytogen Corporation to License Agreement between Farmitalia Carlo Erba
                           S.p.A. and Cytogen Corporation./8/

         10.5.3      -     Second Amendment dated March 31, 1989 between
                           Farmitalia Carlo Erba S.r.l. and Cytogen Corporation to License Agreement between Farmitalia Carlo Erba
                           S.p.A. and Cytogen Corporation./9/

         10.6        -     Amended and Restated Agreement dated April 7, 1989
                           between Sterling Drug Inc. and Cytogen Corporation to
                           License Agreement between Eastman Kodak Company and
                           Cytogen Corporation./9/

         10.7.1      -     Non-Exclusive License Agreement dated April 24, 1989
                           between Eli Lilly and Company and Cytogen
                           Corporation./9/

         10.7.2      -     Non-Exclusive License Agreement dated April 24, 1989
                           between Eli Lilly and Company S.A. and Cytogen
                           Corporation./9/

         10.7.3      -     Stock Purchase Agreement, dated as of August 22,
                           1989, between Eli Lilly and Company and Cytogen
                           Corporation./7/

         10.8.1      -     Research and Option Agreement dated September 28,
                           1989 between Bracco Industria Chimica S.p.A. and
                           Cytogen Corporation./9/

         10.8.2      -     Amendment to the Research and Option Agreement, dated
                           February 4, 1992, between Bracco Industria Chimica
                           S.p.A. and Cytogen Corporation./14*/

         10.9.1      -     Production and Supply Agreement, dated September 29,
                           1989, between Cytogen Corporation and Celltech
                           Limited./12/

         10.9.2      -     Amendment No. 1 to the Production and Supply
                           Agreement, dated September 15, 1991, between Cytogen
                           Corporation and Celltech Limited./14*/

         10.9.3      -     Agreement, dated November 7, 1991, between Cytogen
                           Corporation and Celltech Limited (the "Celltech
                           Agreement")./14*/

         10.9.4      -     Amendment No. 3 to the Production and Supply
                           Agreement, dated January 9, 1992, between Cytogen
                           Corporation and Celltech Limited./16*/

         10.9.5      -     Amendment No. 4 to the Production and Supply
                           Agreement, dated January 9, 1992, between Cytogen
                           Corporation and Celltech Limited./16*/

         10.9.6      -     Amendment No. 5 to the Production and Supply
                           Agreement, dated March 10, 1992, between Cytogen
                           Corporation and Celltech Limited./16*/

         10.9.7      -    Amendment No. 1 to the Celltech Agreement, dated March
                          9, 1992, between Cytogen Corporation and Celltech
                          Limited./16*/

         10.10.1     -     Equipment Lease Agreement dated as of June 28, 1988,
                           between MNC Leasing Corporation and Cytogen
                           Corporation./3/

         10.10.2     -     Equipment Lease Agreement Assignment to General
                           Electric Capital Corporation, dated December 20,
                           1990, from MNC Leasing Corporation./11/

         10.11.1     -     Lease Agreement, dated as of March 16, 1987, by and
                           between Peregrine Investment Partners I, as lessor, and Cytogen Corporation, as lessee./2/

         10.11.2     -     Amendment, dated as of October 16, 1987, to Lease
                           Agreement between Peregrine Investment Partners I and
                           Cytogen Corporation./5/

         10.11.3     -     Lease Agreement, dated November 14, 1989 between
                           College Road Associates, Limited Partnership and
                           Cytogen Corporation./12/

         10.11.4     -     Lease Agreement, dated as of February 20, 1986,
                           between College Road Associates and Cytogen
                           Corporation, as amended on June 27, 1986./10/

         10.11.5     -     Lease Agreement, dated as of December 23, 1981, by
                           and between The Trustees of Princeton University and Cytogen Corporation, as amended on March 27,
                           1986./10/

         10.11.6     -     Lease Agreement, dated as of November 26, 1991,
                           between College Road Associates, Limited Partnership and Cytogen Corporation./14/

         10.12.1     -     1989 Employee Stock Option Plan./5/

         10.12.2     -     Cytogen Corporation Standard Form Employee Executive
                           Officer Incentive Stock Option Agreement./11/

         10.12.3     -     Cytogen Corporation Standard Form Employee Executive
                           Officer Non-Qualified Stock Option Agreement./11/

         10.13.1     -     1988 Stock Option Plan for Non-Employee Directors./5/

         10.13.2     -     Cytogen Corporation Standard Form Non-Employee
                           Director Non-Qualified Stock Option Agreement./11/

         10.13.3     -     Cytogen Corporation Standard Form 1992 Employee Non-
                           Qualified Stock Option Agreement./16/

         10.14       -     Standard Form of Indemnification Agreement entered
                           into between Cytogen Corporation and its officers, directors, and consultants./7/

         10.15       -     1989 Stock Option Policy for Outside Consultants./7/

         10.16       -     Agreement, dated July 31, 1991, between Cytogen
                           Corporation and Johnson Matthey./14*/

         10.17.1     -     Research and Development Agreement, dated February
                           13, 1992, between Cytogen Corporation and CytoRad
                           Incorporated./14/

         10.17.2     -     Amended and Restated Research and Development
                           Agreement, dated January 3, 1993 between Cytogen
                           Corporation and CytoRad Incorporated./16/

         10.18.1     -     Technology License Agreement, dated February 13,
                           1992, between Cytogen Corporation and CytoRad
                           Incorporated./14/

         10.18.2     -     Amended and Restated Technology License Agreement,
                           dated as of January 3, 1993./16/

         10.19       -     Stock Purchase Option Agreement, dated February 13,
                           1992, among Cytogen Corporation, Merrill Lynch,
                           Pierce, Fenner & Smith Incorporated, Shearson Lehman
                           Brothers, and certain other parties as
                           underwriters./14/

         10.20       -     Services Agreement, dated February 13, 1992, between
                           Cytogen Corporation and CytoRad Incorporated./14/

         10.21.1     -     License Option Agreement, dated February 13, 1992,
                           between Cytogen Corporation and CytoRad
                           Incorporated./14/

         10.21.2     -     Amended and Restated License Option Agreement, dated
                           as of January 3, 1993, between Cytogen Corporation and CytoRad Incorporated./16/

         10.22       -     Administrative Agreement, dated February 13, 1992,
                           between Cytogen Corporation and CytoRad
                           Incorporated./14/

         10.23       -     Class A Note issued by CytoRad Incorporated to
                           Cytogen Corporation./14/

         10.24       -     Agreement, dated as of December 31, 1992, by and
                           among Cytogen Corporation, Unilever N.V., Unilever
                           PLC, Unilever UK Central Resources Ltd. and Unipath
                           Ltd./16*/

         10.25       -     License Agreement dated as of March 31, 1993 between
                           Cytogen Corporation and The Dow Chemical
                           Company./15*/

         10.26       -     Investment Agreement dated as of February 24, 1994
                           between Cytogen Corporation and Fletcher Capital
                           Markets, Inc./20/

         10.27       -     Amended and Restated Investment Agreement, dated as
                           of May 6, 1994, between Cytogen Corporation and
                           Fletcher Capital Markets, Inc./18/

         10.28       -     License Agreement by and between Cytogen Corporation
                           and The DuPont Merck Pharmaceutical Company./17*/

         10.29       -     Agreement to Terminate License, Supply and Marketing
                           Agreement, dated as of November 1, 1994, between Cytogen Corporation and Knoll Pharmaceutical
                           Company./17/

         10.30       -     Order Fulfillment Agreement, dated as of November 1,
                           1994, between Cytogen Corporation and Knoll
                           Pharmaceutical Company./17/

         10.31       -     Letter Agreement, dated November 1, 1994, between
                           Cytogen Corporation and Knoll Pharmaceutical
                           Company./17/

         10.32       -     Disengagement Agreement, dated December 30, 1994,
                           between Cytogen Corporation and Chiron B.V./17*/

         10.33       -     Separation Agreement, dated March 15, 1994, between
                           Cytogen Corporation and William J. Ryan./17/

         10.34       -     1992 Cytogen Corporation Employee Stock Option Plan
                           II, as amended./17/

         10.35       -     Stock Compensation and Performance Option Agreement,
                           dated December 8, 1994, between Cytogen Corporation and Dr. Thomas J. McKearn./17/

         10.36       -     License Agreement, dated March 10, 1993, between
                           Cytogen Corporation and The University of North
                           Carolina at Chapel Hill, as amended.**

         10.37       -     Option and License Agreement, dated July 1, 1993,
                           between Cytogen Corporation and Sloan-Kettering
                           Institute for Cancer Research.**

         10.38       -     Description of Arrangement with Somerset Central
                           Corporation.

         21          -     Subsidiaries of Cytogen Corporation.

         23          -     Consent of Arthur Andersen LLP.

         27          -     Financial Data Schedule (submitted to SEC only in
                           electronic format).

______________________

/1/      Filed as an exhibit to Form S-l Registration Statement (No. 35-
         5533) and incorporated herein by reference.

/2/ Filed as an exhibit to Form 10-K Annual Report for Year Ended January 2, 1988 and incorporated herein by reference.

/3/ Filed as an exhibit to Form 10-K Annual Report for Year Ended December 31, 1988 and incorporated herein by reference.

/4/ Filed as an exhibit to Form 10-K Annual Report for Year Ended December 30, 1989 and incorporated herein by reference.

/5/ Filed as an exhibit to Form S-8 Registration Statement (No. 33-30595) and incorporated herein by reference.

/6/ Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-5533) and incorporated herein by reference.

/7/ Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-31280) and incorporated herein by reference.

/8/ Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (No. 33-31280) and incorporated herein by reference.

/9/ Filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (No. 33-31280) and incorporated herein by reference.

/10/ Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (No. 33-35430) and incorporated herein by reference.

/11/ Filed as an exhibit to Form 10-K Annual Report for the Year Ended December 29, 1990 and incorporated herein by reference.

/12/ Filed as an exhibit to Amendment No. 1 to Form 10-K Annual Report for the Year Ended December 29, 1990 and incorporated herein by reference.

/13/ Filed as an exhibit to Form S-3 Registration Statement (No. 33-40219) and incorporated herein by reference.

/14/ Filed as an exhibit to Form 10-K Annual Report for the Year Ended December 28, 1991 and incorporated herein by reference.

/15/ Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended July 3, 1993 and incorporated herein by reference.

/16/ Filed as an exhibit to Form 10-K Annual Report for the Year Ended January 2, 1993 and incorporated herein by reference.

/17/ Filed as an exhibit to Form S-4 Registration Statement (No. 33-88612) and incorporated herein by reference.

/18/ Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1994, as amended, and incorporated herein by reference.

/19/ Filed as an exhibit to Form 8-K dated November 15, 1994 and incorporated herein by reference.

/20/ Filed as an exhibit to Form 10-K Annual Report for the Year Ended January 1, 1994 and incorporated herein by reference.

/*/ Cytogen Corporation has received confidential treatment of certain provisions contained in this exhibit pursuant to an order issued by the Securities and Exchange Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.

/**/ Cytogen Corporation has requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

       (b)  Reports on Form 8-K:

            The Company filed one Report on Form 8-K during the fourth quarter of 1994 reporting on "Item 5. Other Events" with respect to a press release announcing that the Company and CytoRad Incorporated had signed a definitive agreement for the acquisition of CytoRad by the Company. The date of the Report was November 15, 1994.

       (c)  Exhibits:

            The Exhibits filed with this Form 10-K are listed above in response to Item 14(a)(3).

       (d)  Financial Statement Schedules:

            The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of March, 1995.

                                        CYTOGEN CORPORATION



                                        By: /s/ Thomas J. McKearn
                                           ------------------------------------
                                           Thomas J. McKearn
                                           President and Chief Executive Officer


                               POWER OF ATTORNEY

       KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas J. McKearn and T. Jerome Madison or either of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                          Title                      Date
         ---------                          -----                      ----

/s/ William C. Mills III     Chairman of the Board of Directors   March 17, 1995
- - ---------------------------
William C. Mills III

/s/ Thomas J. McKearn        President, Chief Executive Officer   March 17, 1995
- - ---------------------------  and Director (Principal Executive
Thomas J. McKearn            Officer)


/s/ T. Jerome Madison        Vice President, Chief Financial      March 17, 1995
- - ---------------------------  Officer, Secretary and Director
T. Jerome Madison            (Principal Financial and
                             Accounting Officer)


/s/ George W. Ebright        Director                             March 17, 1995
- - ---------------------------
George W. Ebright

/s/ Robert F. Johnston       Director                             March 17, 1995
- - ---------------------------
Robert F. Johnston

/s/ Charles E. Austin        Director                             March 17, 1995
- - ---------------------------
Charles E. Austin

/s/ Bruce R. Ross            Director                             March 17, 1995
- - ---------------------------
Bruce R. Ross

                          Annual Report on Form 10-K

                      Fiscal Year Ended December 31, 1994

                  Item 8, Item 14(a)(1) and (2) and Item 14(d)

                              CYTOGEN CORPORATION

                             Princeton, New Jersey

     Form 10-K Item 14(a)(1) and (2) and Item 14(d)


     CYTOGEN CORPORATION AND SUBSIDIARY

     LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     (1) Consolidated Financial Statements
         ---------------------------------

       The following consolidated financial statements of Cytogen Corporation and Subsidiary together with the related notes and report of Arthur Andersen LLP, independent public accountants, are included in Item 8:

                                                                       Page in
                                                                       Form 10-K
                                                                       ---------

     Report of Independent Public Accountants...........................     38

     Consolidated Balance Sheets as of December 31, 1994 and January
      1, 1994...........................................................     39

     Consolidated Statements of Operations--Years Ended December 31,
      1994, January 1, 1994
          and January 2, 1993...........................................     40

     Consolidated Statements of Redeemable Common Stock, Preferred
      Stock, Common Stock and Accumulated Deficit--Years Ended
      December 31, 1994, January 1, 1994, and January 2, 1993...........     41

     Consolidated Statements of Cash Flows--Years Ended December 31,
      1994, January 1, 1994 and January 2, 1993.........................     42

     Notes to Consolidated Financial Statements.........................     43

     (2) Consolidated Financial Statement Schedules
         ------------------------------------------

     The following consolidated financial statement schedules of Cytogen Corporation and Subsidiary are included in Item 14(d):

     Schedule II--Amounts Receivable from Related Parties,
      Underwriters, Promoters and Employees Other Than Related
      Parties...........................................................     55

     Schedule VIII--Valuation and Qualifying Accounts...................     56

        Schedules other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included in the consolidated financial statements and notes thereto or elsewhere in the Form 10-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



     To CYTOGEN CORPORATION:


       We have audited the accompanying consolidated balance sheets of CYTOGEN Corporation (a Delaware Corporation) and Subsidiary as of December 31, 1994 and January 1, 1994, and the related consolidated statements of operations, redeemable common stock, preferred stock, common stock and accumulated deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYTOGEN Corporation and Subsidiary as of December 31, 1994 and January 1, 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                            ARTHUR ANDERSEN LLP

     Philadelphia, PA
     February 27, 1995

                      CYTOGEN CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                  (all amounts in thousands, except share data)

                                                                            1994        1993
                                                                          ---------------------
Assets:
Current Assets:
   Cash and cash equivalents                                              $   7,700   $   4,074
   Short term investments                                                      -         19,690
   Accounts receivable, net of allowance for doubtful accounts
     of $526 in 1994 and 1993                                                   294         223
   Receivable from CytoRad Incorporated                                         810         748
   Inventories                                                                3,159       4,088
   Other current assets                                                         437         675
                                                                          ---------------------

        Total current assets                                                 12,400      29,498
                                                                          ---------------------
Property and Equipment:
   Leasehold improvements                                                     9,005       7,376
   Equipment and furniture                                                    5,923       4,717
                                                                          ---------------------
                                                                             14,928      12,093
   Less- Accumulated depreciation and amortization                           (9,377)     (8,368)
                                                                          ---------------------

        Net property and equipment                                            5,551       3,725
                                                                          ---------------------

Other Assets                                                                  1,739       1,412
                                                                          ---------------------
                                                                          $  19,690   $  34,635
                                                                          =====================

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts payable and accrued liabilities                               $   6,371   $  10,712
   Current portion of long term liabilities                                   2,641       -
                                                                          ---------------------

        Total current liabilities                                             9,012      10,712
                                                                          ---------------------

Long Term Liabilities                                                         4,310         192
                                                                          ---------------------

Commitments and Contingencies

Redeemable Common Stock, 250,000 shares issued and
   outstanding, at redemption value                                           2,000       2,000
                                                                          ---------------------

Stockholders' Equity:
   Preferred stock, $.01 par value, 5,400,000 shares
      authorized - none issued                                                 -           -
   Common stock, $.01 par value, 69,600,000 shares authorized,
      24,658,000 and 21,047,000 shares issued and outstanding
      in 1994 and 1993, respectively                                            247         211
   Additional paid-in capital                                               159,941     144,534
   Accumulated deficit                                                     (155,820)   (123,014)
                                                                          ---------------------
        Total stockholders' equity                                            4,368      21,731
                                                                          ---------------------
                                                                          $  19,690   $  34,635
                                                                          =====================

              The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (all amounts in thousands, except  per share data)


                                                           1994        1993        1992
                                                        ---------------------------------
Revenues:
   Product related                                      $   1,411   $   1,591   $     367
   License and contract                                     1,047       8,763      13,000
                                                        ---------------------------------

        Total Revenues                                      2,458      10,354      13,367
                                                        ---------------------------------

Operating Expenses:
   Research and development                                20,321      24,844      21,680
   Selling and marketing                                    5,536       9,399       2,679
   Reacquisition of technology and marketing rights         4,647         -           -
   General and administrative                               4,290       7,016       5,394
                                                        ---------------------------------

        Total Operating Expenses                           34,794      41,259      29,753
                                                        ---------------------------------


Loss from Operations                                    $ (32,336)  $ (30,905)  $ (16,386)
Gain (Loss) on Investments, net                              (470)      1,676       3,447
                                                        ---------------------------------
Net Loss                                                  (32,806)    (29,229)    (12,939)
Dividends on Preferred Stock                                  -           -        (1,293)
                                                        ---------------------------------

Net Loss to Common Stockholders                         $ (32,806)  $ (29,229)  $ (14,232)
                                                        =================================

Net Loss per Common Share                               $   (1.38)  $   (1.38)  $   (0.75)
                                                        =================================

Weighted Average Common Shares
        Outstanding                                        23,822      21,121      18,994
                                                        =================================


              The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON STOCK, PREFERRED
                  STOCK, COMMON STOCK AND ACCUMULATED DEFICIT

                 (All amounts in thousands, except share data)


                                             Redeemable                     Additional
                                              Common    Preferred  Common     Paid-in    Accumulated
                                              Stock      Stock     Stock      Capital      Deficit
                                             =======================================================
Balance, December 28, 1991                   $ 2,000  $  17,250   $    181  $  119,425   $   (80,846)

Issued 2,444,000 shares of common
   stock upon conversion and redemption
   of preferred stock                              -    (17,250)        25      17,184             -
Granted 2,000 shares of common stock               -          -          -          25             -
Issued 188,400 shares of common
   stock upon exercise of stock options            -          -          2         901             -
Proceeds from warrants issued in
   connection with CytoRad
   Incorporated - 1992 portion                     -          -          -       2,746             -
Dividends on preferred stock                       -          -          -      (1,293)            -
Net loss                                           -          -          -           -       (12,939)
                                             -------------------------------------------------------
Balance, January 2, 1993                       2,000          -        208     138,988       (93,785)

Granted 500 shares of common stock                 -          -          -           2             -
Issued 287,120 shares of common
   stock upon exercise of stock options            -          -          3       1,401             -
Proceeds from warrants issued in
   connection with CytoRad
   Incorporated - 1993 portion                     -          -          -       3,636             -
Issued warrants to purchase 260,000
   shares of common stock in
   connection with acquired technology             -          -          -         507             -
Net loss                                           -          -          -           -       (29,229)
                                             -------------------------------------------------------
Balance, January 1, 1994                       2,000          -        211     144,534      (123,014)

Issued 3,400,000 shares of common
   stock                                           -          -         34      14,374             -
Issued 197,942 shares of common
   stock per settlement of lawsuit                 -          -          2         998             -
Granted 10,000 shares of common
   stock                                           -          -          -          27             -
Issued 2,680 shares of common
   stock upon exercise of stock
   options                                         -          -          -           8             -
Net loss                                           -          -          -           -       (32,806)
                                             -------------------------------------------------------
Balance, December 31, 1994                   $ 2,000    $     -   $    247  $  159,941   $  (155,820)
                                             =======================================================



       The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)

                                                           1994         1993         1992
                                                        -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                $ (32,806)   $ (29,229)   $ (12,939)
                                                        -----------------------------------
Adjustments to Reconcile Net Loss to Cash
     Used for Operating Activities:
        Reacquisition of Marketing Rights                   3,220            -            -
        Depreciation and Amortization                       1,009        1,297        1,690
        Imputed Interest                                      328            -            -
        Idle Equipment                                          -          215            -
        Inventory Writedown                                 1,074        2,346            -
        Writedown of Land                                       -          600            -
        Warrants Issued to Acquire Technology                   -          507            -
        Stock Grants                                           62            7           25
        Amortization of Deferred Charges                     (110)         (84)        (177)
        Changes in Assets and Liabilities:
             Accounts receivable, net                         (71)       2,531       (1,330)
             Receivable from CytoRad Incorporated             (62)         480         (666)
             Inventories                                     (145)        (998)      (3,768)
             Other current assets                             238        1,328         (250)
             Other assets                                    (327)           1          (29)
             Accounts payable and accrued liabilities         667        5,620           (8)
             Other liabilities                               (722)           -            -
                                                        -----------------------------------
                Total adjustments                           5,161       13,850       (4,513)
                                                        -----------------------------------

        Net cash used for operating activities            (27,645)     (15,379)     (17,452)
                                                        -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in Short Term Investments                         19,690       13,171       12,689
Purchases of Property and Equipment                        (2,835)      (1,555)      (3,370)
                                                        -----------------------------------
        Net cash provided by investing activities          16,855       11,616        9,319
                                                        -----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                     14,416        1,403          903
Proceeds from Warrants Issued in Connection
     with CytoRad Incorporated                                  -        3,557        2,411
Proceeds from Sales-Leaseback Refinancing                       -            -        1,093
Repayment of Long Term Debt                                     -            -         (588)
Redemption of Preferred Stock                                   -            -          (41)
Dividends Paid on Preferred Stock                               -            -       (1,724)
                                                        -----------------------------------
        Net cash provided by financing activities          14,416        4,960        2,054
                                                        -----------------------------------


Net Increase (Decrease) in Cash and Cash Equivalents        3,626        1,197       (6,079)
Cash and Cash Equivalents, Beginning of Year                4,074        2,877        8,956
                                                        -----------------------------------
Cash and Cash Equivalents, End of Year                  $   7,700    $   4,074    $   2,877
                                                        ===================================




       The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUDSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


     Business

       CYTOGEN Corporation ("Cytogen" or the "Company") is a biopharmaceutical company engaged in the discovery, development and marketing of products for the targeted delivery of diagnostic and therapeutic substances directly to sites of disease. In January 1995, the Company filed a Product License Application ("PLA") with the U.S. Food and Drug Administration ("FDA") for ProstaScint, a prostate cancer diagnostic imaging product. On December 29, 1992, the Company received final regulatory approval for the sale of its OncoScint colorectal and ovarian cancer imaging products ("OncoScint CR/OV") in the United States. In 1991, the Company received approval for the sale of its OncoScint colorectal cancer imaging product in Europe. In order to develop, manufacture and market its products effectively, the Company will require additional financing. The Company is subject to those risks of companies in similar stages of development.

     Basis of Consolidation

       The consolidated financial statements include the accounts of Cytogen and its wholly-owned subsidiary, which was formed in October 1994.

     Fiscal Year

       Beginning in 1994, the Company changed from a fiscal year end to a calendar year end. Previously, the Company operated on a 52-53 week fiscal year ending on the Saturday nearest to December 31. References to 1993 and 1992 relate to fiscal years ended January 1, 1994 and January 2, 1993, respectively.

     Cash and Cash Equivalents

       Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

     Short Term Investments

       The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"), effective January 2, 1994. As permitted by FAS No. 115, the Company did not retroactively restate prior years' financial statements.

       Short term investments as of January 1, 1994 were stated at cost, which approximated market value, and consisted primarily of U.S. Treasury obligations, government agency paper and corporate medium term notes. Realized loss on the sale of securities was $1,549,000 in 1994.

                      CYTOGEN CORPORATION AND SUDSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



     Inventory

       The Company's inventory is primarily related to OncoScint CR/OV, its monoclonal antibody-based imaging agent for the diagnosis of colorectal and ovarian cancers. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of:

                                                        1994          1993
                                                ------------   -----------
     Raw Materials                               $ 2,771,000   $ 3,904,000
     Work in Process                                  49,000        36,000
     Finished Goods                                  339,000       148,000
                                                 -----------   -----------
                                                 $ 3,159,000   $ 4,088,000
                                                 ===========   ===========

       Inventory shown as of December 31, 1994 is net of a $1,543,000 reserve. The Company's raw materials include an investment in monoclonal antibodies for commercial use, which the Company currently estimates will not be fully used in the foreseeable future. In July 1993, the Company petitioned FDA for an extension of the shelf life of monoclonal antibodies. As of December 31, 1994, approximately $2.0 million of raw materials exceeded the currently authorized FDA shelf life. The realization of the Company's investment in raw material inventory is dependent upon the following: (i) the growth in product sales which, to date, has been slower than anticipated; and (ii) the timing and outcome of FDA's response to the Company's request for shelf life extension. Given the above uncertainties with respect to raw materials inventory, future inventory writedowns may be required.

     Property and Depreciation

       Furniture and equipment are stated at cost net of depreciation and a $215,000 reserve for idle equipment. Leasehold improvements are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Equipment and furniture are depreciated on a straight-line basis over five years. Expenditures for repairs and maintenance are expensed as incurred. For 1994, 1993 and 1992, repairs and maintenance expenses were $382,000, $310,000 and $312,000, respectively.

     Other Assets

       Other assets consist of undeveloped real property with a net book value of $1,284,000, which is valued at the lower of cost or market (see Note 9).

     Revenue Recognition

       Product related revenues include (i) product sales by the Company to its customers and its former U.S. and European distributors, Knoll Pharmaceuticals Company ("Knoll") and Chiron B.V., formerly EuroCetus B.V., successor in interest to EuroCetus International, N.V. ("Chiron"), respectively, (ii) co-promotion revenues, which resulted from the sale of commercial product by Knoll to its customers, and (iii) royalty payments on product sales by Chiron to its customers. Product sales are recognized upon shipment of finished goods. Co-promotion revenues were recognized upon the shipment by Knoll of product to its customers. Royalty revenues were recognized when Chiron shipped product to its customers. Beginning on July 1, 1994, as a result of the Company's termination of its relationship with Knoll (see Note 4), product related revenues include direct product sales by the Company to its U.S.

                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     customers in the amount of $854,000. Since that date, the Company has not recorded any product sales to Knoll or any co-promotion revenues. See Note 9 for discussion of the change in the Company's relationship with Chiron.

       License and contract revenues include milestone payments and fees under collaborative agreements with third parties, the sale of research services and materials, and revenues from other miscellaneous sources. Revenues from milestone payments are recognized when all parties concur that the events stipulated in the agreement have been achieved. Revenues from cost-plus contracts are recognized when the costs are incurred.

     Research and Development

       Research and development expenditures consist of projects conducted by the Company and payments made to sponsored research programs and consultants. All research and development costs are expensed as incurred. Research and development expenditures for customer sponsored programs were $29,000, $9,112,000 and $8,868,000 in 1994, 1993, and 1992, respectively.

     Patent Costs

       Patent costs are expensed as incurred.

     Loss Per Share

       Net loss per common share is based upon the weighted average common shares outstanding during each period. Common stock equivalents and other potentially dilutive securities are not included as their effect is antidilutive. Dividends on preferred stock which were equivalent to $0.07 per common share in 1992 are added to the net loss for the purpose of computing net loss per common share.

     Reclassification

       Certain reclassifications have been reflected in the 1992 and 1993 financial statements to conform with the 1994 presentation.

     Supplemental Schedule of Noncash Financing Activity

       In 1994, the Company issued 197,942 shares of common stock in settlement of a lawsuit (see Note 18).


     2.  DUPONT MERCK:

       On December 20, 1994, the Company entered into a license agreement (the "DP/Merck Agreement") with DuPont Merck. Under the terms of the DP/Merck Agreement, the Company granted to DuPont Merck a license to the Company's rights to Samarium EDTMP pursuant to which DuPont Merck will have responsibility for manufacturing and co-marketing Samarium EDTMP in the U.S., if and when approved for marketing by FDA. Samarium EDTMP is a cancer therapy agent that is being developed by the Company as a treatment for the pain associated with bone metastases, a condition that occurs when

                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     cancer originates in or spreads to the bone. The Company acquired the U.S. rights to Samarium EDTMP from The Dow Chemical Company ("Dow") pursuant to a license agreement in March 1993 and assumed responsibility for the development and commercialization of the product at that time (see Note 5). Samarium EDTMP is currently in late Phase III clinical development.

       Pursuant to the terms of the DP/Merck Agreement, the Company received from DuPont Merck an up-front cash payment of $1,000,000 in December 1994, $4,000,000 in January 1995 for the sale to DuPont Merck of 908,265 shares of the Company's common stock and $1,334,000 in January 1995 to fund additional clinical programs to expand the use and marketing of Samarium EDTMP. The DP/Merck Agreement further provides for future payments of up to $2,916,000 toward additional clinical programs, a $2,000,000 milestone payment if and when Samarium EDTMP receives FDA approval and royalty payments based on sales, including guaranteed minimum payments.


     3.  CYTORAD INCORPORATED:

       In a public offering by the Company and CytoRad Incorporated ("CytoRad") completed in March 1992, 4,025,000 units were sold, each unit consisting of one share of the callable common stock of CytoRad and one warrant to purchase one share of the common stock of the Company at $24.15 per share. The aggregate price to the public of the units was $40.3 million. All of the approximately $37.4 million in net proceeds of the offering were paid to CytoRad, which was obligated to pay the Company substantially all such net proceeds subject to certain conditions. The Company elected to amortize the $11.1 million value of the warrants, sold as part of the units transaction, and recorded the amortized warrant value as additional paid-in capital over the life of its development agreement with CytoRad in proportion to the amount of gross revenues received by the Company from CytoRad each year. During 1994, the Company did not record any contract revenues from CytoRad and, therefore, no amortized warrant value was recorded. In 1993 and 1992, $3,636,000 and $2,746,000 of amortized warrant value was recorded, respectively. As a result of the consummation of the merger described below, there will be no further accounting for the remaining warrant value.

       In February 1992, the Company entered into a series of arrangements with CytoRad, which included a technology license agreement which provided for an up-front $3.0 million one-time payment by CytoRad as partial payment for a license of the prostate and bladder products utilizing the Company's technology, a development agreement under which the Company was to use funds aggregating approximately $34.9 million by 1996 which were to be provided by CytoRad to conduct research and development of products for the diagnosis and treatment of prostate and bladder cancers, a license option agreement which allowed the Company to acquire licenses from CytoRad to commercialize the products developed under the development agreement and a services agreement which provided for the Company to furnish certain administrative services to CytoRad on a fully burdened cost reimbursement basis. These arrangements were modified in February 1993 to provide for a license from the Company to CytoRad of its ovarian cancer radiotherapy product and related technology in return for an up-front, non-refundable license fee payment to the Company of $2.0 million which was recorded in the first quarter of 1993.

       In March 1994, the Company was informed that CytoRad was exploring modifications to its then existing business relationship with the Company. Accordingly, CytoRad's Board of Directors did not approve the 1994 development agreement budget. Due to the uncertainty of the CytoRad business

                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     relationship, the Company did not recognize any contract revenues for services performed on behalf of CytoRad in 1994. In 1993 and 1992, $5,903,000 and $6,064,000 of contract revenues were recognized, respectively, net of amortization of warrants issued.

       On November 15, 1994, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with CytoRad to purchase all of CytoRad's outstanding units. Pursuant to the Merger Agreement, on January 20, 1995, the Company commenced an exchange offer to exchange for each CytoRad unit
     (a) 1.5 shares of the Company's common stock, (b) a warrant to acquire one share of the Company's common stock for $8.00 that expires January 31, 1997 and (c) a contingent value right ("CVR") to receive, under certain circumstances and at no additional cost, up to one-half share of the Company's common stock. The CVR will be triggered in the event that the aggregate trading price of 1.5 shares of the Company's common stock and the new warrant averages less than $12.00 during the 45 consecutive trading days ending January 31, 1997. However, the CVR will expire and have no value if the aggregate trading price for such securities averages $12.00 or more during any 45 consecutive trading days prior to January 31, 1997.

       On February 23, 1995, the Company's shareholders approved the issuance of the Company's securities necessary to effect the acquisition of CytoRad.
     On February 24, 1995, the Company announced that it had completed the exchange offer, pursuant to which approximately 93% of the outstanding CytoRad units were validly tendered. On February 27, 1995, the Company issued 5,622,698 shares of common stock, 3,748,468 CVRs and 3,748,468 warrants pursuant to the exchange offer. In addition, the Company announced on February 27, 1995 that it had completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. Holders of CytoRad common stock who did not tender their CytoRad units in the exchange offer became entitled to receive as a result of the merger one and one-half shares of the Company's common stock and one CVR for each share of CytoRad common stock owned thereby. Although the 276,532 previously issued Cytogen warrants forming a part of CytoRad units not tendered in the exchange offer will remain outstanding after the merger, the Company has agreed that such warrants will be exercisable at $8.00 per warrant share pursuant to the terms of the Merger Agreement. As a result of the merger, the Company reacquired the product rights to the prostate, ovarian and bladder products it had previously licensed to CytoRad. In addition, the Company will not recognize any further contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities were transferred to the Company. The Company estimates that it will record in the first quarter of 1995 approximately $20 million for acquired research and development on its statement of operations, representing the amount by which the purchase price exceeds CytoRad's net book value. This estimated charge to the statement of operations may change based upon the Company's final accounting for this transaction.


     4. KNOLL PHARMACEUTICAL COMPANY:

       The Company and Knoll entered into a license, supply and marketing agreement in December 1991 (the "Knoll Agreement") for the co-promotion of OncoScint CR/OV in the United States. The agreement provided for revenues from milestone payments to the Company, the last of which was received in 1992, revenues from product sales from the supply of commercial product by the Company to Knoll, co-promotion revenues from the sale of commercial product by Knoll to its customers, and reimbursement to the Company of certain product development expenses. The Company also agreed to share with Knoll certain sales promotion expenses which were to be paid by the Company from earned co-promotion revenues. In 1994 and 1993, the Company incurred $412,000 and $5,100,000, respectively, in co-promotion expenses and recognized $430,000 and $977,000, respectively, in co-promotion revenues.

       On November 1, 1994, the Company executed a termination agreement with Knoll (the "Termination Agreement"). Pursuant to the Termination Agreement, the Company has reacquired from Knoll all U.S. marketing rights (the "U.S. Rights") to OncoScint CR/OV. The Termination Agreement requires the Company to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and reschedules the payment of approximately $5.0 million of liabilities previously incurred under the terms of the Knoll Agreement, as follows: $3,100,000 in 1995, $1,600,000 in 1996, $1,600,000 in 1997 and $1,700,000 in 1998. In 1994, the Company
     recorded a non-recurring charge of $2.4 million for the reacquisition of the U.S. Rights. Imputed interest of $328,000 relating to the obligation, which was discounted for accounting purposes at 10%, was also recorded in 1994.

       In anticipation of the execution of the Termination Agreement, as of May 20, 1994, Knoll ceased its selling efforts, and since that date, the Company's direct sales force has been the sole marketer in the U.S. of OncoScint CR/OV, which is approved by FDA for the imaging of colorectal and ovarian cancer. The Company is considering, with respect to the marketing of OncoScint CR/OV in the U.S., maintaining its direct selling efforts as well as co-promotion arrangements or licensing of all rights to a third party.

       Under the terms of an Order Fulfillment Agreement effective November 1, 1994, Knoll will continue to provide warehousing, shipping, invoicing and collection services for the Company until June 30, 1995. As of December 31, 1994, Knoll owes the Company $722,000 for outstanding receivables, net of distribution fees. This amount was reflected as a reduction of the Company's liability due to Knoll inasmuch as the right of offset exists.


     5.  THE DOW CHEMICAL COMPANY:

       In 1993, the Company acquired an exclusive license in the U.S. from Dow for Samarium EDTMP and related technology. In connection with this acquisition, the Company issued to Dow warrants to purchase 260,000 shares of the Company's common stock at $12.50 per share. The Company valued the warrants at $507,000 and recorded this amount as a charge to research and development expense. The agreement also provides for certain payments by the Company to Dow upon the achievement of certain milestones in the regulatory approval process and to pay royalties on net sales of the product.


     6.  REVENUES FROM MAJOR CUSTOMERS:

       Customers who contributed 10% or more of the Company's total product related, license and contract revenues were as follows:



         Customer                                    1994       1993    1992
         --------                                   ------     ------  ------
     DuPont Merck (Note 2)                            41%         -%      -%
     Knoll (Note 4)                                   16         14      15
     Bracco Industria Chimica S.p.A. (Note 10)         2          8      10
     CytoRad (Note 3)                                  -         76      68


                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:
                                                     1994          1993
                                                  ----------   ------------
         Research contracts and materials         $2,694,000   $  2,578,000
         Accounts payable                          1,572,000        149,000
         Professional and legal                      468,000      2,130,000
         Payroll                                     278,000        166,000
         Knoll                                             -      4,124,000
         Other accruals                            1,359,000      1,565,000
                                                  ----------   ------------
                                                  $6,371,000   $ 10,712,000
                                                  ==========   ============

     8.  LINE-OF-CREDIT:


       At December 31, 1994, the Company had an unused secured line-of-credit of $3,000,000 expiring in July 1996. Interest rates on any borrowings under the line-of-credit will vary depending on the amounts borrowed. The Company did not have any borrowings outstanding under the line-of-credit in 1994. The line-of-credit is collaterized by certain cash equivalents.



     9.  LONG TERM LIABILITIES:
                                                                        1994
                                                                     ----------
         Due to Knoll, net of $722,000 receivable (Note 4)           $6,157,000
         Due to Chiron, net of $125,000 receivable                      712,000
         Deferred charges                                                82,000
                                                                     ----------
                                                                      6,951,000

         Less:  Current portion                                       2,641,000
                                                                     ----------
                                                                     $4,310,000
                                                                     ==========

       On December 30, 1994, the Company entered into a disengagement agreement (the "Disengagement Agreement") with Chiron. Pursuant to a Distribution and License Agreement dated as of October 21, 1989 and as amended on May 18, 1992, the Company granted to Chiron exclusive marketing and distribution rights in Europe (the "European Rights") to OncoScint CR/OV, under which contract and product related revenues of $162,000, $164,000 and $377,000 were recognized in 1994, 1993, and 1992, respectively. Under the Disengagement Agreement, the Company reacquired the European Rights and purchased certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market OncoScint CR/OV in 12 countries in Europe. This reacquisition was consummated on February 16, 1995. The reacquisition price of $1 million, payable over three years and without interest, will be paid as follows:
     $200,000 in 1995, $300,000 in 1996 and $500,000 in 1997.  The liability was discounted at 10% for accounting purposes. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company. The Company had a receivable

                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     of approximately $125,000 due from Chiron at December 31, 1994, which will be offset against the amount due Chiron under the Disengagement Agreement. This receivable is reflected as a reduction of the amount due Chiron in the accompanying balance sheet. As a result of the reacquisition of the European Rights, the Company recorded a non-recurring charge of $800,000 in the fourth quarter of 1994. The Company intends to secure alternative marketing and distribution partners for OncoScint CR/OV in Europe and Japan. Until the earlier of (i) an agreement with a new distributor, or to
     (ii) December 31, 1995, Chiron will continue to provide warehousing and distribution services to the Company.


     10.  REDEEMABLE COMMON STOCK:

       In 1989, the Company entered into an agreement (the "Bracco Agreement") with Bracco Industria Chimica S.p.A. ("Bracco") granting Bracco an exclusive option to license magnetic resonance imaging enhancement agents using the Company's linking technology. Pursuant to the terms of the Bracco Agreement, in 1989, Bracco purchased 250,000 shares of the Company's common stock (the "Shares") at $8.00 per share. The Bracco Agreement provides that if the results of a feasibility study conducted by the Company do not meet certain predetermined evaluation criteria, the Company would be obligated to repurchase the Shares from Bracco for an aggregate purchase price of $2,000,000. The Bracco Agreement further established a completion date for the feasibility study of September 29, 1993. The feasibility study was not completed by that date. A final report on the findings of the feasibility study, which held that the evaluation criteria had not been met, was released on March 4, 1994.

       On July 11, 1994, Bracco notified the Company of its belief that the Company has an obligation to redeem the Shares. The Company has entered into negotiations with Bracco to reach an agreement as to the disposition of the Shares and such negotiations are continuing. There can be no assurances that these negotiations will be successful.

       Under the Bracco Agreement, contract revenues of $41,000, $860,000 and $1,343,000 were recognized in 1994, 1993, and 1992, respectively.


     11.  REDEEMABLE PREFERRED STOCK:

       In 1989 and 1990, 690,000 shares of the Company's $2.50 Convertible Exchangeable Preferred Stock (the "Convertible Preferred Stock") were sold for $25.00 per share, realizing net proceeds of $15,680,000. Each share of the Convertible Preferred Stock was entitled to cumulative dividends of $2.50 per share per year, was convertible into 3.55 shares of common stock at the option of the holder, and was redeemable by the Company under certain circumstances.

                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


       On September 29, 1992, the Company called for redemption of all of its outstanding Convertible Preferred Stock at a price of $26.75 per share.
     The Company established a redemption date of October 15, 1992. Prior to the redemption date, an aggregate of 688,454 shares of Convertible Preferred Stock were tendered for conversion into common stock. A total of 1,546 shares of Convertible Preferred Stock were redeemed on the redemption date for $41,000. As a result of the conversion and redemption, none of the shares of Convertible Preferred Stock remains outstanding.


     12.  COMMON STOCK:

       In January 1994, the Company sold an aggregate of 2 million shares of common stock to several European institutions, realizing net proceeds of $9.1 million.

       On May 6, 1994, the Company and Fletcher Capital Markets, Inc. ("Fletcher") entered into a revised investment agreement under which Fletcher (i) purchased 500,000 shares of the Company's common stock at a price of $3.50 per share totalling $1.7 million, (ii) purchased an additional 900,000 shares of the Company's common stock in August 1994 at $4.00 per share totalling $3.6 million and (iii) received an option exercisable until August 12, 1995 to purchase an amount of the Company's common stock which, together with the shares previously purchased, will represent up to 9.9% of the Company's outstanding common stock on the date of exercise of the option. The exercise price of the option will be 95% of the average daily closing prices during the 60 trading days prior to the date Fletcher elects to exercise its option. The shares involved in this transaction were registered pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission on April 6, 1994, as amended. Fletcher has since assigned its rights under the option to Harvard Management Company, Inc.

       See Notes 2, 3 and 18 for information related to the Company's issuance of common stock in connection with the DP/Merck Agreement, CytoRad merger and settlement of shareholders litigation, respectively. See Note 10 for discussion of redeemable common stock.


     13.  STOCK OPTIONS AND GRANTS:

        The Company has various stock option plans which provide for the issuance of incentive and non-qualified stock options to employees, non-employee directors and outside consultants, for which an aggregate of 4,070,500 shares of common stock have been reserved. The persons to whom options may be granted and the number, type, and terms of the options vary among the plans. Options are granted with an exercise term of 10 years and generally become exercisable in installments over periods of up to 5 years at an exercise price determined either by the plan or equal to the fair market value of the common stock at the date of grant. Under certain circumstances, vesting may accelerate. In September 1993, the Company offered new options to non-executive employees in exchange for existing options,

                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     both vested and non-vested, at an exercise price equal to the fair market value of the common stock on the date of the restructuring. Activity under these plans was as follows:

                                              Number of      Price Range
                                                Shares        Per Share

     =====================================================================

     Balance at December 28, 1991             1,564,520     $ 1.00 - 17.00
        Granted                                 489,900      14.75 - 20.00
        Exercised                              (188,400)      1.00 - 16.13
        Cancelled                               (61,480)      5.44 - 17.00
     ---------------------------------------------------------------------

     Balance at January 2, 1993               1,804,540     $ 1.00 - 20.00
        Granted                                 887,900       5.63 - 19.88
        Exercised                              (287,120)      1.00 - 15.69
        Cancelled                              (718,010)      3.18 - 20.00
     ---------------------------------------------------------------------

     Balance at January 1, 1994               1,687,310     $ 1.00 - 17.00
        Granted                                 778,080       2.44 -  6.19
        Exercised                                (2,680)      1.00 -  3.88
        Cancelled                              (334,770)      3.88 - 17.00

     Balance at December 31, 1994             2,127,940     $ 1.00 - 17.00
     =====================================================================


        At December 31, 1994, 637,400 shares were exercisable and 1,214,195 shares were available for issuance of additional options that may be granted under the plans.

        In 1994, 1993 and 1992, respectively, 10,000, 500 and 2,000 shares of common stock were granted to an officer of the Company and to members of the Company's Scientific Advisory Board. The expense related to these commitments to grant shares of stock is based upon the fair value of those shares on the date of the commitment and is recognized over the period beginning with such commitment and ending with the actual grant.


     14.    RELATED PARTY TRANSACTIONS:

        Consulting services are provided under agreements with companies owned by an officer of the Company and one of the Company's principal stockholders, both of whom are members of the Board of Directors. The annual fees under the agreements were $180,000, $61,900 and $25,000 in 1994, 1993 and 1992, respectively.

                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

       The seven members of the Company's Scientific Advisory Board were stockholders and provided consulting services to the Company in 1993 and 1992. Consulting fees, including fees including stock grants, paid to the five non-employee members totaled $47,000 and $50,000 in 1993 and 1992, respectively.

     15.  PENSION PLANS:

       The Company maintains a defined contribution pension plan. The contribution is determined by the Board of Directors each year and is based upon a percentage of gross wages of eligible employees. The plan provides for vesting over five years, with credit given for prior service. The Company also makes contributions under a 401(k) plan in amounts which match up to 50% of the salary deferred by the participants. Matching is capped at 6% of deferred salaries. Total pension expense was $256,000, $335,000 and $331,000 for 1994, 1993 and 1992, respectively.

     16.  INCOME TAXES:

       As of December 31, 1994, the Company had federal net operating loss carryfowards of approximately $100 million. The Company also had federal and state research and development tax credit carryfowards of approximately $4 million. The net operating loss and credits carryfowards will begin to expire in 1995, if not utilized.

        The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryfowards if there has been a "change of ownership". Such a "change of ownership" as described in
     Section 382 of the Internal Revenue Code may limit the Company's utilization of its net operating loss and tax credit carryfowards.

        Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based upon the Company's earnings history, a valuation allowance for deferred tax assets is required to reduce the Company's net deferred tax assets to the amount realizable at present (zero).

        Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                             1994       1993
                                                           ---------  ---------
     Deferred tax assets:
        Net operating loss carryfowards                    $ 34,000   $ 31,000
        Nondeductible research and development related       16,000     10,000
         expenses
        Research and development credits                      4,000      3,500
        Reacquisition of technology and marketing rights      1,500          -
        Other, net                                            1,000      1,500
                                                           --------   --------
           Total deferred tax assets                         56,500     46,000
           Valuation allowance for deferred tax assets      (56,500)   (46,000)
                                                           --------   --------
              Net deferred tax assets                      $      -   $      -
                                                           --------   --------


                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     17.  COMMITMENTS AND CONTINGENCIES:

        The Company leases its administrative and research facilities. Rent expense incurred on these leases was $1,247,000, $1,301,000 and $1,519,000 in 1994, 1993 and 1992, respectively. Minimum future obligations under these leases total $7,143,000 as of December 31, 1994 and will be paid as follows: $1,099,000 in 1995, $1,293,000 in 1996, $1,057,000 in 1997,
     $799,000 in 1998, $842,000 in 1999 and an aggregate of $2,053,000 in 2000 through 2003.

        The Company has an agreement which provides for equipment lease financings. As of December 31, 1994, the Company has $2,966,000 in sale-leaseback refinancings of which approximately $1.2 million was outstanding against this arrangement. The refinancings resulted in a deferred gain which is being amortized over the lease term of 45 months. The sale-leaseback refinancings are secured by $358,200 in standby letters of credit provided under a letter of credit agreement. Minimum future obligations under these and other non-cancelable leases totalled $608,100 at December 31, 1994 and will be incurred as follows: $413,400 in 1995, $181,500 in 1996 and $13,200 in 1997.

        The Company is obligated to make minimum future payments under research and development contracts which expire at various times. As of December 31, 1994, the minimum future payments under contracts with fixed terms totalled $593,000 and will be paid as follows: $270,000 in 1995 and $323,000 in 1996. Under contracts whose expirations are not fixed, the annual minimum payments are $27,500 in future years. In addition, the Company is obligated to pay royalties on revenues from commercial products developed from the research, including certain guaranteed minimum payments.


     18.  LITIGATION:

        In September 1992, a class action securities law suit was filed. On November 18, 1994, final approval was given to the settlement of that law suit, which provided for a $1,950,000 cash payment (which includes approximately $900,000 of fees and expenses of plantiffs' counsel), the issuance of 197,942 shares of the Company's common stock and an additional $500,000 payable if the Company has annual earnings per share of $.50 or greater during any fiscal year commencing with 1993 through 1996. The cost of the settlement was recorded as a liability at January 1, 1994.

                      CYTOGEN CORPORATION AND SUBSIDIARY
                                  SCHEDULE II

                    AMOUNTS RECEIVABLE FROM RELATED PARTIES
                     UNDERWRITERS, PROMOTERS AND EMPLOYEES
                           OTHER THAN RELATED PARTIES

=======================================================================================================================

        Column A              Column B           Column C               Column D                    Column E
- - -----------------------------------------------------------------------------------------------------------------------

                               Balance at                              Deductions
                                                                ------------------------
                              Beginning of                          Amounts      Amounts     Balance at End of Period
                                                                                           ---------------------------
     Name of Debtor             Period           Additions        Collected      Written      Current      Not Current
                                                                                    Off
- - -------------------------  --------------   -----------------   ------------   ---------   -----------   -------------
FOR THE YEAR
ENDED
DECEMBER 31, 1994:
Sterling Drug Inc./(1)/     $      525,813   $               -   $          -   $       -   $   525,813   $           -
CytoRad Incorporated               748,163         61,430/(2)/              -           -       809,593               -

FOR THE YEAR
ENDED
JANUARY 1, 1994:
Sterling Drug Inc.          $      525,813   $               -   $          -   $       -   $   525,813   $           -
CytoRad Incorporated             1,148,634     11,999,709/(3)/     12,400,180           -       748,163               -

FOR THE YEAR
ENDED
JANUARY 2, 1993:
Sterling Drug Inc.          $      843,104   $    583,333/(4)/   $    900,624   $       -   $   525,813   $           -
CytoRad Incorporated               147,625      9,666,823/(3)/      8,665,814           -     1,148,634               -
=======================================================================================================================

/1/ Sterling Drug Inc., a subsidiary of Eastman Kodak Co., has been assigned Kodak's rights under the agreement previously entered into with Kodak.

/2/  Represents disbursements made on behalf of CytoRad Incorporated.

/3/ Represents revenues from the development and services agreements, proceeds from the warrants issued, and reimbursement for disbursements made on behalf of CytoRad Incorporated.

/4/  Represents revenues from the license and technology agreement.

                      CYTOGEN CORPORATION AND SUBSIDIARY

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS


            Column A                Column B               Column C               Column D     Column E
           ----------              ----------             ----------             ----------   ----------
                                                          Additions
                                               --------------------------------
                                   Balance at
                                   Beginning   Charged to Costs                               Balance at
     Description                   of Period     and Expenses    Other Accounts  Deductions  End of Period
     -----------                   ----------  ----------------  --------------  ----------  -------------
FOR THE YEAR ENDED
   DECEMBER 31, 1994:

  Allowances for doubtful
  accounts receivable                $526,000     $           -    $          -  $        -     $  526,000
  Inventory reserves                  688,000         1,074,000               -     219,000      1,543,000

FOR THE YEAR ENDED
   JANUARY 1, 1994:

  Allowances for doubtful
  accounts receivable                $263,000        $  263,000    $          -  $        -     $  526,000

  Inventory reserves                        -         2,346,000               -   1,658,000        688,000
                                 =========================================================================

                                 EXHIBIT INDEX
                                 -------------


  Exhibit                                                         Sequentially
  Number       Description                                        Numbered Page
  ------       -----------                                        -------------


  10.36 License Agreement, dated March 10, 1993, between Cytogen Corporation and The University of North Carolina at Chapel Hill, as amended.**

  10.37        Option and License Agreement, dated July 1,
               1993, between Cytogen Corporation and Sloan-
               Kettering Institute for Cancer Research.**

  10.38        Description of arrangement with
               Somerset Central Corporation

  21           Subsidiaries of Cytogen
               Corporation

  23           Consent of Arthur Andersen LLP

  27           Financial Data Schedule
               (Submitted to SEC only in
               electronic format)



  ** Cytogen Corporation has requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.