Form 10-Q
period 1995-03-31
CYTOGEN CORP
filed 1995-05-15
CIK 725058

                      SECURITIES AND EXCHANGE COMMISSION          Conformed
                            Washington, D.C. 20549                   Copy

                                   FORM 10-Q

          (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the quarterly period ended March 31, 1995
                                         --------------

                                      OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the transition period from ___________ to ___________

                        Commission file number  0-14879
                                               ---------

                              Cytogen Corporation
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                              22-2322400
- -------------------------------                           ---------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

           600 College Road East, CN 5308, Princeton, NJ 08540-5308
           --------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

       Registrant's telephone number, including area code (609) 987-8200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:  Yes X  No   .
                                              ---   ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                     Outstanding at March 31, 1995
- ----------------------------                      -----------------------------
Common Stock, $.01 par value                             31,864,624


Warrants to Purchase One Share of Common Stock,           4,022,410
        $.01 par value

Contingent Value Rights to Receive a Fraction             4,022,410
of a Share of Common Stock, $.01 par value

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                                 March 31, 1995



PART I  -  FINANCIAL INFORMATION
- ------     ---------------------



Item 1  -  Consolidated Financial Statements
- ------     ---------------------------------


            INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            -------------------------------------------------------

      The accompanying consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosure normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with Cytogen Corporation's (the "Company" or "Cytogen") audited consolidated financial statements and notes thereto for the year ended December 31, 1994. In the opinion of the Registrant, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Cytogen Corporation as of March 31, 1995 and December 31, 1994, the results of operations for the quarters ended March 31, 1995 and March 31, 1994, and the cash flows for the quarters ended March 31, 1995 and March 31, 1994.

      The results of operations for the period ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (All amounts in thousands, except share data)
                                  (Unaudited)


ASSETS                                                 March 31,   December 31,
                                                         1995         1994
                                                     ------------  ------------
CURRENT ASSETS:

  Cash and cash equivalents                          $     15,252  $      7,700
  Short term investments                                    1,346            -
  Accounts receivable, net                                    294           294
  Receivable from CytoRad Incorporated                         -            810
  Inventories                                               2,389         3,159
  Other current assets                                        327           437
                                                     ------------  ------------

       Total current assets                                19,608        12,400
                                                     ------------  ------------

PROPERTY AND EQUIPMENT:

  Leasehold improvements                                    9,034         9,005
  Equipment and furniture                                   6,034         5,923
                                                     ------------  ------------
                                                           15,068        14,928

  Less- Accumulated depreciation and amortization          (9,744)       (9,377)
                                                     ------------  ------------

        Net property and equipment                          5,324         5,551
                                                     ------------  ------------

OTHER ASSETS                                                1,739         1,739
                                                     ------------  ------------

                                                     $     26,671  $     19,690
                                                     ============  ============

       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
                 (All amounts in thousands, except share data)
                                  (Unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY                          March 31,     December 31,
                                                                1995           1994
                                                            ------------    ------------
CURRENT LIABILITIES:

  Accounts payable and accrued liabilities                  $      5,803    $      6,371
  Other current liabilities                                        3,312           2,641
                                                            ------------    ------------

       Total current liabilities                                   9,115           9,012
                                                            ------------    ------------

LONG TERM LIABILITIES                                              4,451           4,310
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK,  250,000 shares issued
  and outstanding, at redemption value                            2,000           2,000
                                                            ------------    ------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value, 5,400,000 shares
       authorized - none issued                                       -            -
  Common stock, $.01 par value, 69,600,000 shares
       authorized, 31,615,000 and 24,658,000 shares
       issued and outstanding in 1995 and 1994, respectively         316             247
  Additional paid-in capital                                     193,612         159,941
  Unrealized holding gains on investments                              3              -
  Accumulated deficit                                           (182,826)       (155,820)
                                                            ------------    ------------

       Total stockholders' equity                                 11,105           4,368
                                                            ------------    ------------

                                                            $     26,671    $     19,690
                                                            ============    ============

       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (All amounts in thousands, except per share data)
                                  (Unaudited)

                                                           Quarter Ended
                                                      ------------------------
                                                      March 31,      March 31,
                                                        1995           1994
                                                      ---------      ---------
REVENUES:
   Product related                                    $     374      $     215
   License and contract                                     334             44
                                                      ---------      ---------

        Total Revenues                                      708            259
                                                      ---------      ---------

OPERATING EXPENSES:
   Research and development                               5,418          4,670
   Selling and marketing                                    942          1,328
   Reacquisition of marketing and technology rights      19,663             -
   General and administrative                             1,854          1,291
                                                      ---------      ---------

        Total Operating Expenses                         27,877          7,289
                                                      ---------      ---------

LOSS FROM OPERATIONS                                  $ (27,169)     $  (7,030)

GAIN ON INVESTMENTS, net                                    163            317
                                                      ---------      ---------

NET LOSS                                              $ (27,006)     $  (6,713)
                                                      =========      =========

NET LOSS PER COMMON SHARE                             $   (0.95)     $   (0.29)
                                                      =========      =========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                    28,512         22,803
                                                      =========      =========

       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                  (Unaudited)

                                                             Quarter Ended
                                                         ----------------------
                                                         March 31,    March 31,
                                                           1995         1994
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                 $ (27,006)   $  (6,713)
                                                         ---------    ---------
Adjustments to Reconcile Net Loss to Cash Used for
   Operating Activities:
      Acquisition of Marketing  and Technology Rights       19,663           -
      Depreciation and Amortization                            367          247
      Imputed Interest                                         148           -
      Inventory Writedown                                      698          200
      Stock Grants                                              30           63
      Amortization of Deferred Charges                         (10)         (33)
      Changes in Assets and Liabilities:
           Accounts receivable, net                             -          (136)
           Inventories                                          72          (87)
           Other current assets                                110           79
           Other assets                                         -            (2)
           Accounts payable and accrued liabilities           (971)        (191)
           Other liabilities                                   674           -
                                                         ---------    ---------

      Total adjustments                                     20,781          140
                                                         ---------    ---------

      Net cash used for operating activities                (6,225)      (6,573)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of CytoRad Incorporated, net                    11,260           -
Decrease (Increase) in Short Term Investments               (1,346)         665
Purchases of Property and Equipment                           (137)        (566)
                                                         ---------    ---------

      Net cash provided by investing activities              9,777           99
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                       4,000        9,147
                                                         ---------    ---------

      Net cash provided by financing activities              4,000        9,147
                                                         ---------    ---------

Net Increase in Cash and Cash Equivalents                    7,552        2,673

Cash and Cash Equivalents, Beginning of Period               7,700        4,074
                                                         ---------    ---------

Cash and Cash Equivalents, End of Period                 $  15,252    $   6,747
                                                         =========    =========

       The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Information as of March 31, 1995 and for the quarters ended March 31, 1995 and March 31, 1994 is unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation

      The consolidated financial statements include the accounts of Cytogen and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

Short Term Investments

      The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"), effective January 2, 1994. This statement requires the Company to classify its investment securities as: (1) held for investment purposes (held to maturity), (2) available for sale and (3) held for trading purposes.

      Securities that may be sold in response to changes in interest rates, changes in prepayment risk, increases in capital requirements or other similar factors, are classified as available for sale and are carried at fair value. Differences between an investment's amortized cost and fair value are charged directly to stockholders' equity, net of income taxes. The cost of securities sold is determined on a specific identification basis. Gains and losses on sales of investment securities, if any, are recognized in the statement of operations upon sale.

      At March 31, 1995, the Company's short term investments are classified as available for sale. Accordingly, a net unrealized gain of approximately $3,000 has been recorded as a separate component of stockholders' equity at March 31, 1995.

Inventory

      The Company's inventory is primarily related to OncoScint CR/OV, its Food and Drug Administration ("FDA") approved monoclonal antibody-based imaging agent for the diagnosis of colorectal and ovarian cancers. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of:

                               March 31,         December 31,
                                 1995                1994
                             ------------        ------------

Raw Materials                $  1,971,000        $  2,771,000
Work in Process                    98,000              49,000
Finished Goods                    320,000             339,000
                             ------------        ------------
                             $  2,389,000        $  3,159,000
                             ============        ============

      Inventory shown as of March 31, 1995 is net of a $1.8 million reserve.
The Company's raw materials include an investment in monoclonal antibodies for commercial use, which the Company currently estimates will not be fully used in the foreseeable future. In July 1993, the Company petitioned FDA for an extension of the shelf life of monoclonal antibodies. As of March 31, 1995, approximately $1.4 million of raw materials exceeded the currently authorized FDA shelf life. Given the uncertainty regarding FDA approval with respect to raw materials inventory, future inventory writedowns may be required. The realization of the Company's investment in raw material inventory is dependent upon the following: (i) the growth in product sales which, to date, has been slower than anticipated; and (ii) the timing and outcome of FDA's response to the Company's request for shelf life extension, which cannot be predicted by the Company at this time.

Other Assets

      Other assets consist of undeveloped real property with a net book value of $1.3 million, which is valued at the lower of cost or market (see Note 6).

Revenue Recognition

      Product related revenues include (i) product sales by the Company to its customers and its former U.S. and European distributors, Knoll Pharmaceuticals Company ("Knoll") and Chiron B.V., formerly EuroCetus B.V., successor in interest to EuroCetus International, N.V. ("Chiron"), respectively, (ii) co-promotion revenues, which resulted from the sale of commercial product by Knoll to its customers, and (iii) royalty payments on product sales by Chiron to its customers. Product sales are recognized upon shipment of finished goods. Co-promotion revenues were recognized upon the shipment by Knoll of product to its customers. Royalty revenues were recognized when Chiron shipped product to its customers. Beginning on July 1, 1994, as a result of the Company's termination of its relationship with Knoll (see Note 4), product related revenues include direct product sales by the Company to its U.S. customers, which were $371,000 in the first quarter of 1995. Since July 1, 1994, the Company has not recorded
any product sales to Knoll or any co-promotion revenues.    See Note 6 for
discussion of the change in the Company's relationship with Chiron.

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

Reclassifications

      Certain reclassifications have been reflected in the 1994 financial statements to conform with the 1995 presentation.

2.    DUPONT MERCK:

      On December 20, 1994, the Company entered into a license agreement (the "DP/Merck Agreement") with The DuPont Merck Pharmaceutical Company ("DuPont Merck"). Under the terms of the DP/Merck Agreement, the Company granted to DuPont Merck a license to the Company's rights to Samarium EDTMP pursuant to which DuPont Merck will have responsibility for manufacturing and marketing Samarium EDTMP in the U.S., if and when approved for marketing by FDA. The Company has retained the right to co-promote the product only to nuclear medicine specialists. Samarium EDTMP is a cancer therapy agent that is being developed by the Company as a treatment for the pain associated with bone metastases, a condition that occurs when cancer originates in or spreads to the bone. The Company acquired the U.S. rights to Samarium EDTMP from The Dow Chemical Company ("Dow") pursuant to a license agreement in March 1993 and assumed responsibility for the development and commercialization of the product at that time (see Note 5).

      Pursuant to the terms of the DP/Merck Agreement, the Company received from DuPont Merck an up-front cash payment of $1.0 million in December 1994, $4.0 million in January 1995 for the sale of 908,265 shares of the Company's common stock to DuPont Merck and $1.3 million in January 1995, of which $334,000 was recognized as license and contract revenues during the first quarter of 1995, to fund additional clinical programs to expand the use and marketing of Samarium EDTMP. The DP/Merck Agreement further provides for future payments of up to $2.9 million toward additional clinical programs, a $2.0 million milestone payment if and when Samarium EDTMP receives FDA approval and royalty payments based on sales, including guaranteed minimum payments.

3.    CYTORAD INCORPORATED:

      On November 15, 1994, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with CytoRad Incorporated ("CytoRad") to purchase all of CytoRad's outstanding units, each unit consisting of one share of the callable common stock of CytoRad and one warrant to purchase one share of the common stock of the Company at $24.15 per share. Pursuant to the Merger Agreement, on January 20, 1995, the Company commenced an exchange offer to exchange for each CytoRad unit (a) 1.5 shares of the Company's common stock, (b) a warrant to acquire one share of the Company's common stock for $8.00 that expires January 31, 1997 and (c) a contingent value right ("CVR") to receive, under certain circumstances and at no additional cost, up to one-half share of the Company's common stock. The CVR will be triggered in the event that the aggregate trading price of 1.5 shares of the Company's common stock and the new warrant averages less than $12.00 during the 45 consecutive trading days ending January 31, 1997. However, the CVR will expire and have no value if the aggregate trading price for such securities averages $12.00 or more during any 45 consecutive trading days prior to January 31, 1997.

      On February 23, 1995, the Company's shareholders approved the issuance of the Company's securities necessary to effect the acquisition of CytoRad. On February 24, 1995, the Company announced that it had completed the exchange offer, pursuant to which approximately 93% of the outstanding CytoRad units were validly tendered. In addition, the Company announced on February 27, 1995 that it had completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. Holders of CytoRad common stock who did not tender their CytoRad units in the exchange offer became entitled to receive as a result of the merger one and one-half shares of the Company's common stock and one CVR for each share of CytoRad common stock owned thereby. As of March 31, 1995, the Company has issued 6,033,608 shares of common stock, 4,022,410 CVRs and 4,022,410 warrants pursuant to the exchange offer. Although the 2,590 previously issued Cytogen warrants forming a part of CytoRad units not tendered in the exchange offer will remain outstanding after the merger, the Company has agreed that such warrants will be exercisable at $8.00 per warrant share pursuant to the terms of the Merger Agreement. As a result of the merger, the Company reacquired the product rights to the prostate, ovarian and bladder products it had previously licensed to CytoRad. In addition, the Company will not recognize any further contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities were acquired by the Company before payment of certain of the Company's transaction costs. In the first quarter of 1995, the Company recorded approximately $19.7 million for reacquisition of technology and marketing rights as a charge to its statement of operations, representing the amount by which the purchase price exceeded the fair value of net assets acquired from CytoRad.

4.    KNOLL PHARMACEUTICAL COMPANY:

      On November 1, 1994, the Company executed a termination agreement with Knoll (the "Termination Agreement"). Pursuant to the Termination Agreement, the Company has reacquired from Knoll all U.S. marketing rights (the "U.S. Rights") to OncoScint CR/OV, which were previously granted to Knoll pursuant to a License, Supply and Marketing Agreement dated December 19, 1991 (the "Knoll Agreement"). The Termination Agreement requires the Company to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of the Knoll Agreement. The payment of these liabilities has been rescheduled as follows: $3.1 million in 1995, of which $1.0 million has been paid, $1.6 million in 1996, $1.6 million in 1997 and $1.7 million in 1998. In 1994, the Company recorded a non-recurring charge of $2.4 million for the reacquisition of the U.S. Rights. Imputed interest of $130,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded in the first quarter of 1995.

      In anticipation of the execution of the Termination Agreement, as of May 20, 1994, Knoll ceased its selling efforts, and since that date, the Company's direct sales force has been the sole marketer in the U.S. of OncoScint CR/OV. The Company continues to consider, with respect to the marketing of OncoScint CR/OV in the U.S., maintaining its direct selling efforts as well as co-promotion arrangements or licensing of all rights to a third party.

      Under the terms of an Order Fulfillment Agreement effective November 1, 1994, Knoll will continue to provide warehousing, shipping, invoicing and collection services for the Company until June 30, 1995.

5.    THE DOW CHEMICAL COMPANY:

      In 1993, the Company acquired an exclusive license in the U.S. from Dow for Samarium EDTMP and related technology. In connection with this acquisition, the Company issued to Dow warrants to purchase 260,000 shares of the Company's common stock at $12.50 per share. The Company is required to pay Dow $1.0 millon within 30 days after the filing of a New Drug Application ("NDA") with FDA for Samarium EDTMP, and $4.0 million if and when Samarium EDTMP receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

6.    REVENUES FROM MAJOR CUSTOMERS:

      Customers who contributed 10% or more of the Company's total product related, license and contract revenues were as follows:

                                                    Quarter Ended
                                                ----------------------
                                                March 31,   March 31,
                                                   1995        1994
                                                ----------  ----------
Customer
- --------
DuPont Merck (See Note 2)                              47%          -
Knoll Pharmaceutical Co. (See Note 4)                   -          62%
Chiron                                                  -          22%
Bracco Industria Chimica S.p.A.                         -          16%


      On December 30, 1994, the Company entered into a disengagement agreement (the "Disengagement Agreement") with Chiron. Pursuant to a Distribution and License Agreement dated as of October 21, 1989 and as amended on May 18, 1992, the Company granted to Chiron exclusive marketing and distribution rights in Europe (the "European Rights") to OncoScint CR/OV, under which contract and product related revenues of $3,000 and $57,000 were recognized in the first quarters of 1995 and 1994, respectively. Under the Disengagement Agreement, the Company reacquired the European Rights and purchased certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market OncoScint CR/OV in 12 countries in Europe.
This reacquisition was consummated on February 16, 1995. The resulting liability to Chiron, which consisted of the reacquisition price of $1.0 million plus closing costs, was partially offset by a $127,000 receivable from Chiron, and will be paid over three years and without interest, as follows: $200,000 in 1995, $300,000 in 1996 and $377,181 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company. As a result of the reacquisition of the European Rights, the Company recorded a liability and non-recurring charge of $800,000 in the fourth quarter of 1994. Imputed interest of $18,000 relating to the obligation, based upon a 10% interest rate, was recorded in the first quarter of 1995. The Company intends to secure alternative marketing and distribution partners for OncoScint CR/OV in Europe and Japan. Until the earlier of (i) an agreement with a new distributor, or (ii) December 31, 1995, Chiron will continue to provide warehousing and distribution services to the Company.

7.    REDEEMABLE COMMON STOCK:

      In 1989, the Company entered into an agreement (the "Bracco Agreement") with Bracco Industria Chimica S.p.A. ("Bracco") granting Bracco an exclusive option to license magnetic resonance imaging enhancement agents using the Company's linking technology. Pursuant to the terms of the Bracco Agreement, in 1989, Bracco purchased 250,000 shares of the Company's common stock (the "Shares") at $8.00 per share. The Bracco Agreement provides that if the results of a feasibility study conducted by the Company do not meet certain predetermined evaluation criteria, the Company would be obligated to repurchase the Shares from Bracco for an aggregate purchase price of $2.0 million. The Bracco Agreement further established a completion date for the feasibility study of September 29, 1993. The feasibility study was not completed until after that date. A final report on the findings of the feasibility study, which held that the evaluation criteria had not been met, was provided to Bracco in March 1994.

      In July 1994, Bracco notified the Company of its belief that the Company has an obligation to redeem the Shares. The Company entered into negotiations with Bracco to reach an agreement as to the disposition of the Shares. On April 20, 1995, Bracco requested that the Company proceed to redeem the Shares immediately. It is the Company's position that under the terms of the Bracco Agreement it does not have an obligation to comply with Bracco's recent request and has sought an opportunity to discuss the matter further with Bracco. In the event that the parties fail to reach a negotiated settlement, the Bracco Agreement provides that all disputes will be resolved through arbitration. There can be no assurances that negotiations will be successful.

      Under the Bracco Agreement, contract revenues of $41,000 were recognized in the first quarter of 1994. There are no contract revenues from Bracco in the first quarter of 1995. At March 31, 1995, the Company had an outstanding receivable from Bracco in the amount of $293,000.


8.    COMMON STOCK:

      In January 1994, the Company sold an aggregate of 2 million shares of common stock to several European institutions, realizing net proceeds of $9.1 million.

      On May 6, 1994, the Company and Fletcher Capital Markets, Inc. ("Fletcher") entered into a revised investment agreement under which Fletcher
(i) purchased 500,000 shares of the Company's common stock at a price of $3.50 per share totalling $1.7 million, (ii) purchased an additional 900,000 shares of the Company's common stock in August 1994 at $4.00 per share totalling $3.6 million and (iii) received an option exercisable until August 12, 1995 to purchase an amount of the Company's common stock which, together with the shares previously purchased, could represent up to 9.9% of the Company's outstanding common stock on the date of exercise of the option. The exercise price of the option will be 95% of the average daily closing prices during the 60 trading days prior to the date Fletcher elects to exercise its option. The shares involved in this transaction were registered pursuant to a registration statement on

Form S-3 filed with the Securities and Exchange Commission on April 6, 1994, as amended.

      On March 28, 1995, the Company entered into a purchase agreement with Nomura Securities International, Inc. ("Nomura"). Under the terms of the purchase agreement, Cytogen could sell up to $49.0 million of its common stock to Nomura for distribution in the public markets in a series of transactions during a twenty-four month period. Nomura's purchase of Cytogen's stock is subject to the satisfaction of certain conditions, including general market and trading conditions, and will be at the sole discretion of Nomura. In connection with the purchase agreement, Cytogen has filed an initial shelf registration statement with the Securities and Exchange Commission to allow for offerings from time to time of up to $11.0 million of its common stock. There can be no assurances that the regiatration statement will become effective or that Nomura will purchase any stock under the purchase agreement.

      See Notes 2, 3 and 9 for information related to the Company's issuance of common stock in connection with the DP/Merck Agreement, CytoRad merger and settlement of shareholders litigation, respectively. See Note 7 for discussion of redeemable common stock.

9.    LITIGATION:

      On November 18, 1994, final approval was given to the settlement of a class action securities law suit, which provided for a $1.9 million cash payment (which includes approximately $900,000 of fees and expenses of plaintiffs' counsel), the issuance of 197,942 shares of the Company's common stock and an additional $500,000 payable if the Company has annual earnings per share of $0.50 or greater during any fiscal year commencing with 1993 through 1996. The cost of the settlement was recorded as a liability at January 1, 1994.

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


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

      On November 15, 1994, the Company and CytoRad entered into an agreement for the acquisition of CytoRad by the Company. On February 23, 1995, the Company's shareholders approved the issuance of the Company's securities necessary to effect the acquisition of CytoRad and on February 27, 1995, the Company completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. As a result of the merger, the Company will not recognize any further contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities were acquired by the Company before payment of certain of the Company's transaction costs. In addition, in the first quarter of 1995, the Company recorded a charge to the statement of operations of $19.7 million for the reacquisition of marketing and technology rights representing the amount by which the purchase price exceeded the fair value of net assets acquired from CytoRad.

      On December 20, 1994, the Company entered into a license agreement with DuPont Merck pursuant to which DuPont Merck will have responsibility for manufacturing and marketing Samarium EDTMP in the U.S., if and when approved for marketing by FDA. The Company has retained the right to co-promote the product only to nuclear medicine specialists. Pursuant to the DP/Merck Agreement, the Company received from DuPont Merck an up-front cash payment of $1.0 million in December 1994 and $5.3 million in January 1995, of which $1.3 million was to fund additional clinical programs to expand the use and marketing of Samarium EDTMP. See Note 2 to the Consolidated Financial Statements.

      Beginning July 1, 1994, as a result of the termination of the Company's relationship with Knoll, product related revenues have included product sales by the Company to its U.S. customers. See Note 4 to the Consolidated Financial Statements. Since that date, the Company has not recorded any product sales to Knoll or any co-promotion revenues. In addition, on December 30, 1994, the Company entered into a Disengagement Agreement with Chiron to reacquire the exclusive marketing and distribution rights in Europe previously granted to Chiron. This reacquisition was consummated on February 16, 1995. See Note 6 to the Consolidated Financial Statements.

      Currently, the Company's focus is to provide the highest level of support for those products which are the most advanced. The Company's highest priority products are: (i) OncoScint CR/OV; (ii) Samarium EDTMP, for which Phase III clinical trial was completed and an NDA submission to FDA is anticipated in the first half of 1995; and (iii) ProstaScint, a prostate cancer diagnostic imaging product for which a PLA was filed with FDA in March 1995. The Company is continuing to evaluate, invest in and support the sales and marketing activities with respect to OncoScint CR/OV. In addition, the Company has assigned high priority to the product development and commercialization programs for Samarium EDTMP and ProstaScint. The timing and outcome of FDA approval for ProstaScint cannot be predicted by the Company at this time. The Company's strategic plan also supports continued commitment to its antibody "linker" technology through ongoing product development efforts for cancer therapeutic agents. The Company expects to expand its current product portfolio through in-licensing products and technologies. Finally, the Company has committed additional resources to its TSARs\SynGenes program.

      Revenues. Total revenues for the first quarter of 1995 were $708,000 compared to $259,000 realized during the same period in 1994. Product related revenues for the first quarter of 1995 from the sale of OncoScint CR/OV were $374,000 compared to $215,000 for the same period in 1994. The 1994 product related revenues included a $105,000 reduction for returns of OncoScint CR/OV inventory because of shelf life expiration.

      License and contract revenues for the first quarter of 1995 were $334,000 compared to $44,000 for the comparable prior year period. This increase from the prior year period is primarily attributable to the recognition of $334,000 of contract revenues from DuPont Merck for continued clinical development of Samarium EDTMP. License and contract revenues for the first quarter of 1994 were attributable to Bracco and Chiron.

      To date, sales of OncoScint CR/OV in both the U.S. and European markets have been limited, even though the product has technically performed as predicted in clinical applications. OncoScint CR/OV is a very technical product that requires a high degree of proficiency in nuclear imaging, as well as a thorough understanding of the information the scan can provide. Cytogen believes that sales of OncoScint CR/OV may be increased through approval of repeat administration, which is currently pending with FDA, implementation of better quality control at the time the image is actually acquired and through greater assistance with the interpretation of the scans. The Company is exploring advances in teleradiology in order to improve the acquisition and interpretation of an OncoScint CR/OV scan.

      In the past, the Company relied in large part on third parties to market its product. In 1994, in order to gain control of the marketing and sales effort, the Company decided to reacquire the marketing rights to OncoScint CR/OV from its U.S. and European distributors, Knoll and Chiron, respectively. In anticipation of the execution of the Termination Agreement with Knoll, as of May 20, 1994, Knoll ceased its selling efforts and the Company resumed responsibility for the U.S. marketing of OncoScint CR/OV. Beginning July 1, 1994, product related revenues included direct product sales by the Company to its U.S customers. The Company continues to consider, with respect to the marketing of OncoScint CR/OV in the U.S., maintaining its direct selling efforts, as well as co-promotion arrangements or licensing of all rights to a third party. The Company intends to secure alternative marketing and distribution partners for OncoScint CR/OV in Europe and Japan. There can be no assurances that these efforts will be successful or that product related revenues will increase markedly.

      Operating Expenses. Operating expenses for the first quarter of 1995 were $27.9 million compared to $7.3 million recorded in the same period of 1994. The increase from the prior year period is largely attributable to a one-time non-cash charge of $19.7 million recorded in the first quarter of 1995 for the reacquisition of marketing and technology rights associated with the CytoRad merger. In addition, current year operating expenses included a charge of $698,000 to research and development expenses for writedowns of commercial inventory relating to OncoScint CR/OV, compared to $200,000 of inventory writedowns recorded in the first quarter of 1994. The level of current year operating expenses principally reflect the Company's continuing objective to control spending and to focus its efforts on its highest priorities.

      Research and development expenses for the first quarter of 1995 were $5.4 million compared to $4.7 million recorded in the same period of prior year. These expenses principally reflect product development efforts and support for various ongoing clinical trials, which in 1995 included late Phase III human clinical trials for Samarium EDTMP. During the first quarters of 1995 and 1994, the Company charged $698,000 and $200,000, respectively, to research and development expenses for writedowns of commercial inventory relating to OncoScint CR/OV. In July 1993, the Company petitioned FDA for shelf-life extension for certain commercial raw material inventory. The timing and outcome of FDA's response to this request is uncertain and cannot be predicted by the Company at this time. Given the quantities of commercial raw material inventory along with the uncertainty of FDA's response regarding shelf-life extension for this inventory, future inventory writedowns may be required. See Note 1 to the Consolidated Financial Statements.

      Selling and marketing expenses for the first quarter of 1995 were $900,000 compared to $1.3 million recorded in the same period of the prior year. The decrease from the prior year period is primarily attributable to the reduction of promotional expenses associated with OncoScint CR/OV.

      The charge to reacquire marketing and technology rights in the statement of operations of $19.7 million recorded in the first quarter of 1995 was a one-time non-cash charge representing the amount by which the purchase price exceeded the fair value of net assets acquired in connection with the CytoRad merger.

      General and administrative expenses for the first quarter of 1995 were $1.9 million compared to $1.3 million recorded in the same period of the prior year. This increase from the prior year period is primarily attributable to $148,000 of imputed interest on liabilities associated with the Knoll and Chiron termination agreements, as well as to increased spending for professional and consulting fees.

      Net Gain on Investments. Net gain on investments for the first quarter of 1995 was $163,000 compared to $317,000 realized in the comparable prior year period. The decrease from the prior year period is due to the decline of the average cash and short term investment balance for the respective periods.

      Net Loss. Net loss for the first quarter of 1995 was $27.0 million compared to a $6.7 million loss incurred in the same period of the prior year. As discussed above, the increase in the net loss and net loss per common share is primarily attributable to the charge to the statement of operations for the reacquisition of marketing and technology rights. The loss per common share was $0.95 on 28.5 million average shares outstanding compared to $0.29 on 22.8 million average shares outstanding for the same period in 1994. At March 31, 1995, the Company had 1.7 million options outstanding under its various stock option plans with exercise prices ranging from $2.44 to $17.00 per share, outstanding warrants to purchase
4.3 million shares with exercise prices ranging from $8.00 to $12.50 per share and outstanding CVRs to receive, under certain circumstances, up to 2.0 million shares of Cytogen Common stock. The loss per share calculation stated above does not take into account the shares issuable upon exercise of such options, warrants and CVRs as their effect is antidilutive.

Liquidity and Capital Resources

      The Company's cash and short term investments as of March 31, 1995 were $16.6 million, compared to $7.7 million as of December 31, 1994. Historically, the Company's primary sources of cash have been proceeds from the sale of its stock through public offerings and private placements, the sale of research services, fees paid under its license agreements, product related revenues, and interest earned on its cash and short term investments. In January 1995, the Company received $4.0 million from DuPont Merck for the sale of 908,265 shares of Cytogen common stock. In February 1995, as a result of the CytoRad merger, $11.7 million of CytoRad's cash and securities were acquired by the Company before payment of certain of the Company's transaction costs.

      The cash used for operating activities and purchases of property and equipment for the first quarter of 1995 were $6.2 million and $137,000, respectively, and were slightly less than the amounts used in the same period of 1994.

      The Company has recorded product related revenues from the sales of its OncoScint Colorectal product in Europe since 1992 and from sales of OncoScint CR/OV in the United States since January 1993. To date, sales have not been significant and are not expected to become a significant source of cash flow in 1995. In anticipation of the execution of the Termination Agreement (described below), as of May 20, 1994, Knoll ceased its selling efforts and since that date, the Company's direct sales force has been the sole marketer in the U.S. of OncoScint CR/OV. Beginning July 1, 1994, product related revenues have included direct product sales by the Company to its U.S. customers. Since that date, the Company had not recorded any product sales to Knoll or any co-promotion revenues. The Company continues to consider, with respect to the marketing of OncoScint CR/OV in the U.S., maintaining its direct selling efforts as well as co-promotion arrangements or licensing of all rights to a third party.
Depending on the approach selected, significant resources could be required for such action.

      On November 1, 1994, the Company executed the Termination Agreement with Knoll terminating the Knoll Agreement. Pursuant to the Termination Agreement, the Company has reacquired from Knoll all of the U.S. Rights to OncoScint CR/OV. The Termination Agreement requires the Company to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of the Knoll Agreement. The payment of these liabilities has been rescheduled as follows:
$3.1 million in 1995, $1.6 million in 1996, $1.6 million in 1997 and $1.7 million in 1998. See Note 4 to the Consolidated Financial Statements. The Company anticipates using its existing cash and short term investments to meet its obligation to Knoll in 1995.

      On December 30, 1994, the Company entered into the Disengagement Agreement with Chiron to reacquire the European Rights and purchase certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market

OncoScint CR/OV in 12 countries in Europe. This reacquisition was consummated on February 16, 1995. See Note 6 to the Consolidated Financial Statements. The resulting liability to Chiron, which consisted of the reacquisition price of $1.0 million plus closing costs, was partially offset by a $127,000 receivable from Chiron, and will be paid over three years and without interest, as follows:
$200,000 in 1995, $300,000 in 1996 and $377,181 in 1997.  Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company.

      On November 15, 1994, the Company and CytoRad entered into an agreement for the acquisition of CytoRad by Cytogen. On February 23, 1995, the Company's shareholders approved the issuance of the Company's securities necessary to effect the acquisition of CytoRad and on February 27, 1995, the Company completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. As a result of the merger, the Company will not recognize any further contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities were acquired by the Company before payment of certain of the Company's transaction costs. See Note 3 to the Consolidated Financial Statements.

      In 1993, the Company acquired an exclusive license in the U.S. from Dow for Samarium EDTMP. See Note 5 to the Consolidated Financial Statements. Samarium EDTMP is a cancer therapy agent that is being developed by Cytogen as a treatment for the pain associated with bone metastases, a condition that occurs when cancer originates in or spreads to the bone. Patient accrual for the second Phase III trial for Samarium EDTMP was completed in March 1995. The Company therefore remains on schedule for an NDA filing in the first half of 1995. Within 30 days after the filing of the NDA, the Company is required to pay to Dow $1.0 million. In addition, the Company will be required to pay to Dow $4.0 million if and when Samarium EDTMP receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

      In December 1994, Cytogen entered into a license agreement with DuPont Merck. Pursuant to the terms of the DP/Merck Agreement, Cytogen received from DuPont Merck an up-front cash payment of $1.0 million in December 1994, $4.0 million in January 1995 for the sale to DuPont Merck of 908,265 shares of Cytogen common stock and $1.3 million in January 1995 to fund additional clinical programs to expand the use and marketing of Samarium EDTMP. The DP/Merck Agreement further provides for future payments of up to $2.9 million toward additional clinical programs, a $2.0 million milestone payment if and when Samarium EDTMP receives FDA approval and royalty payments based on sales, including guaranteed minimum payments.

      In September 1989, the Company entered into an agreement with Bracco. Pursuant to the terms of the Bracco Agreement, in 1989, Bracco purchased 250,000 shares of the Company's common stock (the "Shares") at $8.00 per share. The Bracco Agreement provides that if the results of a feasibility study conducted by the Company do not meet certain predetermined evaluation criteria, the Company would be obligated to repurchase the Shares from Bracco for an aggregate purchase price of $2.0 million. The Bracco Agreement further established a completion date for the feasibility study of September 29, 1993. The feasibility study was not completed until after that date. A final report on the findings of the feasibility study, which held that the evaluation criteria had not been met, was provided to Bracco in March 1994. In July 1994, Bracco notified the Company of its belief that the Company has an obligation to redeem the Shares. The Company entered into negotiations with Bracco to reach an agreement as to the disposition of the Shares. On April 20, 1995, Bracco requested that the Company proceed to redeem the Shares immediately. It is the Company's position that under the terms of the Bracco Agreement it does not have an obligation to comply with Bracco's recent request and has sought an opportunity to discuss the matter further with Bracco. In the event that the parties fail to reach a negotiated settlement, the Bracco Agreement provides that all disputes will be resolved through arbitration. There can be no assurances that negotiations will be successful. At March 31, 1995, the Company had an outstanding receivable from Bracco in the amount of $293,000.

      In March 1995, the Company entered into a purchase agreement with Nomura. Under the terms of the purchase agreement, Cytogen could sell up to $49.0 million of its common stock to Nomura for distribution in the public markets in a series of transactions during a twenty-four month period. Nomura's purchase of Cytogen's stock is subject to the satisfaction of certain conditions, including general market and trading conditions, and will be at the sole discretion of Nomura. In connection with the purchase agreement, Cytogen has filed an initial shelf registration statement with the Securities and Exchange Commission to allow for offerings from time to time of up to $11.0 million of its common stock. There can be no assurance that the registration statement will become effective or that Nomura will purchase any stock under the purchase agreement.

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

      The Company plans to continue to control spending in 1995 and anticipates that its existing cash and short term investments balance of $16.6 million at March 31, 1995, together with other financing and acquisition opportunities which may become available (including possible financings with Nomura under the terms of the purchase agreement) will be adequate to support the Company's operating activities through 1995. The Company anticipates receiving additional funds from DuPont Merck in accordance with the terms of the DP/Merck Agreement, other license and contract revenues, product related revenues, interest income, and from the sales of equity securities as market conditions permit. There can be no assurance as to the Company's success in obtaining such additional funds or that such funds, if obtained, will be sufficient to meet the Company's cash requirements through the time that product related resources are sufficient to cover the Company's operating expenses.

PART II   -    OTHER INFORMATION
- -------        -----------------


Item 2  - Changes in Securities
- ------

               The warrants previously issued as part of the CytoRad units that were not tendered in the exchange offer, remain outstanding following the CytoRad merger. The Company has agreed that such warrants will be exercisable at $8.00 per share pursuant to the merger agreement, instead of $24.15 per share.

Item 4  - Submission of Matters to the Vote of Security Holders
- ------

               On February 23, 1995, the Company held a special meeting of stockholders to approve the issuance of the Company's securities necessary to effect the acquisition of CytoRad. The following table sets forth information regarding the number of votes cast for, against, as well as the number of abstentions with respect to the approval of the issuance of the Company's securities:

                  For                  Against               Abstentions
                  ---                  -------               -----------
               13,319,116              827,203                 288,872

Item 6  - Exhibits and Reports in Form 8-K
- ------

               (a) Exhibits:

               27- Financial Data Schedule (Submitted to SEC only in electronic format)

               (b) Reports on Form 8-K:

               The Company filed four reports on Form 8-K during the first quarter of 1995 and the dates of such reports were January 6, 1995, February 16, 1995, February 23, 1995 and February 24, 1995.
               The Form 8-K dated January 6, 1995 reported on "Item 5. Other Events" regarding the Disengagement Agreement between the Company and Chiron. The Form 8-K dated February 16, 1995 reported on "Item 5. Other Events" with respect to a press release announcing the Company's year-end results for 1994. The Form 8-K dated February 23, 1995 reported on "Item 5. Other Events" with respect to a press release announcing the results of the special stockholders' meeting. The Form 8-K dated February 24, 1995 reported on "Item 2. Acquisition or Disposition of Assets" regarding the completion of the exchange offer pursuant to the Agreement and Plan of Merger and filed therein were the following financial statements: (a) CytoRad Audited Balance Sheets as of January 1, 1994 and January 2, 1993, Statements of Operations for the three years ended January 1, 1994 and cumulative from inception to January 1, 1994, Statements of Cash Flows for the three years ended January 1, 1994 and cumulative from inception to January 1, 1994, Statements of Stockholders' Equity from inception to January 1, 1994 and related Notes to Financial Statements; (b) CytoRad Unaudited Balance Sheet as of September 30, 1994, Statements of Operations for the quarter and year to date periods ended October 2, 1993 and September 30, 1994 and cumulative from inception to September 30, 1994, Statements of Cash Flows for the year to date periods ended October 2, 1993 and September 30, 1994 and cumulative from inception to September 30, 1994 and related Notes to Financial Statements; and (c) Cytogen Unaudited Pro Forma Condensed Combined Balance Sheet as of September 30, 1994, Statements of Operations for the year ended January 1, 1994 and for the nine months ended September 30, 1994 and related Notes to Financial Statements.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CYTOGEN CORPORATION



Date       May 15, 1995              By /s/ T. Jerome Madison
     -------------------------       -------------------------------------------
                                     T. Jerome Madison
                                     Chief Financial Officer
                                     (Authorized Officer and Principal Financial
                                      Officer)