Form 10-Q
period 1995-06-30
CYTOGEN CORP
filed 1995-08-10
CIK 725058

                      SECURITIES AND EXCHANGE COMMISSION           Conformed
                             Washington, D.C. 20549                   Copy

                                   FORM 10-Q

          (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the quarterly period ended June 30, 1995
                                         -------------

                                       OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the transition period from _______ to _______

                        Commission file number  0-14879
                                               ---------

                              Cytogen Corporation
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                            22-2322400
-------------------------------                          ---------------------
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
                                              ---   ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                     Outstanding at July 10, 1995
----------------------------                        ----------------------------
Common Stock, $.01 par value                                 31,946,101


Warrants to Purchase One Share of Common Stock,               4,023,395
        $.01 par value

Contingent Value Rights to Receive a Fraction                 4,023,395
of a Share of Common Stock, $.01 par value

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                                 June 30, 1995



PART I  -  FINANCIAL INFORMATION
------     ---------------------



Item 1  -  Consolidated Financial Statements
------     ---------------------------------


            INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            -------------------------------------------------------

      The accompanying consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosure normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with Cytogen Corporation's (the "Company" or "Cytogen") audited consolidated financial statements and notes thereto for the year ended December 31, 1994. In the opinion of the Registrant, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Cytogen as of June 30, 1995 and December 31, 1994, the results of operations for the quarters and year-to-date periods ended June 30, 1995 and June 30, 1994, and the cash flows for the year-to-date periods ended June 30, 1995 and June 30, 1994.

      The results of operations for the periods ended June 30, 1995 are not necessarily indicative of the operating results for the full year.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (All amounts in thousands, except share data)
                                  (Unaudited)



ASSETS                                                   June 30,  December 31,
                                                           1995        1994
                                                         --------    --------
CURRENT ASSETS:

   Cash and cash equivalents                             $  9,243    $  7,700
   Short term investments                                   1,321         -
   Accounts receivable, net                                   533         294
   Receivable from CytoRad Incorporated                       -           810
   Inventories                                              2,157       3,159
   Other current assets                                       592         329
                                                         --------    --------

        Total current assets                               13,846      12,292
                                                         --------    --------

PROPERTY AND EQUIPMENT:

   Leasehold improvements                                   9,245       9,005
   Equipment and furniture                                  6,076       5,923
                                                         --------    --------
                                                           15,321      14,928

   Less- Accumulated depreciation and amortization        (10,106)     (9,377)
                                                         --------    --------

         Net property and equipment                         5,215       5,551
                                                         --------    --------

OTHER ASSETS
   Restricted cash                                            383         383
   Other assets                                             1,464       1,464
                                                         --------    --------

         Total Other Assets                                 1,847       1,847
                                                         --------    --------

                                                         $ 20,908    $ 19,690
                                                         ========    ========


       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
                 (All amounts in thousands, except share data)
                                  (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY                             June 30,      December 31,
                                                                   1995           1994
                                                                ----------     ----------
CURRENT LIABILITIES:

  Accounts payable and accrued liabilities                      $    6,741     $    6,371
  Other current liabilities                                          2,231          2,641
                                                                ----------     ----------

     Total current liabilities                                       8,972          9,012
                                                                ----------     ----------

LONG TERM LIABILITIES                                                4,768          4,310


COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON STOCK, 250,000 shares issued
  and outstanding, at redemption value                               2,000          2,000
                                                                ----------     ----------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value, 5,400,000 shares
     authorized - none issued                                          -              -
  Common stock, $.01 par value, 69,600,000 shares
     authorized, 31,696,000 and 24,658,000 shares
     issued and outstanding in 1995 and 1994, respectively             317            247
  Additional paid-in capital                                       193,911        159,941
  Unrealized gains on investments                                       28            -
  Accumulated deficit                                             (189,088)      (155,820)
                                                                ----------     ----------


     Total stockholders' equity                                      5,168          4,368
                                                                ----------     ----------

                                                                $   20,908     $   19,690
                                                                ==========     ==========


       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (All amounts in thousands, except per share data)
                                  (Unaudited)

                                                              Quarter Ended               Year-To-Date Period Ended
                                                        -------------------------         -------------------------
                                                        June 30,         June 30,         June 30,         June 30,
                                                          1995             1994             1995             1994
                                                        --------         --------         --------         --------
REVENUES:
   Product related                                      $    354         $    317         $    728         $    533
   License and contract                                      458                3              792               47
                                                        --------         --------         --------         --------

      Total Revenues                                         812              320            1,520              580
                                                        --------         --------         --------         --------

OPERATING EXPENSES:
   Research and development                                4,878            4,447           10,296            9,118
   Selling and marketing                                     778            1,363            1,720            2,691
   Reacquisition of marketing and technology rights            -                -           19,663                -
   General and administrative                              1,483            1,250            3,189            2,541
                                                        --------         --------         --------         --------

      Total Operating Expenses                             7,139            7,060           34,868           14,350
                                                        --------         --------         --------         --------

LOSS FROM OPERATIONS                                    $ (6,327)        $ (6,740)        $(33,348)        $(13,770)
                                                        --------         --------         --------         --------

NON-OPERATING INCOME (EXPENSE)
   Gain on investments, net                                  213              321              376              638
   Interest Expense                                         (148)               -             (296)               -
                                                        --------         --------         --------         --------

      Total Non-Operating Income                              65              321               80              638
                                                        --------         --------         --------         --------

NET LOSS                                                $ (6,262)        $ (6,419)        $(33,268)        $(13,132)
                                                        ========         ========         ========         ========

NET LOSS PER COMMON SHARE                               $  (0.20)        $  (0.27)        $  (1.11)        $  (0.57)
                                                        ========         ========         ========         ========

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                     31,923           23,559           29,982           23,163
                                                        ========         ========         ========         ========


       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                  (Unaudited)

                                                       Year-To-Date Period Ended
                                                       -------------------------
                                                       June 30,         June 30,
                                                         1995             1994
                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $ (33,268)      $ (13,132)
                                                       ---------       ---------
Adjustments to Reconcile Net Loss to Cash Used for
  Operating Activities:
      Acquisition of Marketing  and Technology Rights     19,663              -
      Depreciation and Amortization                          729             485
      Imputed Interest                                       296              -
      Inventory Writedown                                  1,144             200
      Stock Grants                                            37              87
      Amortization of Deferred Charges                       (18)            (66)
      Changes in Assets and Liabilities:
        Accounts receivable, net                            (239)           (192)
        Inventories                                         (142)           (161)
        Other current assets                                (263)            404
        Other assets                                          -              (54)
        Accounts payable and accrued liabilities             208          (1,465)
        Other liabilities                                   (230)             -
                                                       ---------       ---------

      Total adjustments                                   21,185            (762)
                                                       ---------       ---------

      Net cash used for operating activities             (12,083)        (13,894)
                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of CytoRad Incorporated, net                  11,009              -
Decrease (Increase) in Short Term Investments             (1,293)          2,926
Purchases of Property and Equipment                         (390)         (1,185)
                                                       ---------       ---------

      Net cash provided by investing activities            9,326           1,741
                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                     4,300          10,878
                                                       ---------       ---------

Net Increase in Cash and Cash Equivalents                  1,543          (1,275)

Cash and Cash Equivalents, Beginning of Period             7,700           4,074
                                                       ---------       ---------

Cash and Cash Equivalents, End of Period               $   9,243       $   2,799
                                                       =========       =========


       The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Information as of June 30, 1995 and for the quarters and year-to-date periods ended June 30, 1995 and June 30, 1994 is unaudited)


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

      At June 30, 1995, the Company's short term investments are classified under FAS No. 115 as available for sale. Accordingly, a net unrealized gain of approximately $28,000 has been recorded as a separate component of stockholders' equity at June 30, 1995.

Inventory

      The Company's inventory is primarily related to OncoScint CR/OV, its Food and Drug Administration ("FDA") approved monoclonal antibody-based imaging agent for the diagnosis of colorectal and ovarian cancers. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of:

                                           June 30,          December 31,
                                             1995                1994
                                         -----------       --------------

Raw Materials                            $ 1,536,000       $    2,771,000
Work in Process                                    -               49,000
Finished Goods                               621,000              339,000
                                         -----------       --------------
                                         $ 2,157,000       $    3,159,000
                                         ===========       ==============

      Inventory shown as of June 30, 1995 is net of a $2.1 million reserve. The Company's raw materials include an investment in monoclonal antibodies for commercial use, which the Company currently estimates will not be fully used in the foreseeable future. In July 1993, the Company petitioned FDA for an extension of the shelf life of monoclonal antibodies. As of June 30, 1995, approximately $0.9 million of raw materials exceeded the currently authorized FDA shelf life. Given the uncertainty regarding FDA approval with respect to raw materials inventory, future inventory writedowns may be required. The realization of the Company's investment in raw materials inventory is dependent upon (i) the growth in product sales which, to date, has been slower than anticipated and (ii) the timing and outcome of FDA's response to the Company's request to extend the deemed shelf life, which cannot be predicted by the Company at this time.

Restricted Cash

      The Company has entered into equipment lease financing arrangements that require the issuance of letters of credit that are secured by certain securities. The aggregate amount of these securities totaled $382,200 and are segregated and classified as restricted cash in the accompanying consolidated balance sheets.

Other Assets

      Other assets consist of undeveloped real property with a net book value of $1.3 million, which is valued at the lower of cost or market (see Note 7).

Revenue Recognition

      Product related revenues include (i) product sales by the Company to its customers and its former U.S. and European distributors, Knoll Pharmaceuticals Company ("Knoll") and Chiron B.V., formerly EuroCetus B.V., successor in interest to EuroCetus International, N.V. ("Chiron"), respectively, (ii) co-promotion revenues, which resulted from the sale of commercial product by Knoll to its customers, and (iii) royalty payments on product sales by Chiron to its customers. Product sales are recognized upon shipment of finished goods. Co-promotion revenues were recognized upon the shipment by Knoll of product to its customers. Royalty revenues were recognized when Chiron shipped product to its customers. Beginning on July 1, 1994, as a result of the Company's termination of its relationship with Knoll (see Note 5), product related revenues include direct product sales by the Company to its U.S. customers, which were $354,000 and $728,000 for the second quarter and year-to-date period of 1995, respectively. Since July 1, 1994, the Company has not recorded any product sales to Knoll or
any co-promotion revenues.    See Note 7 for discussion of the change in the
Company's relationship with Chiron.

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

2.    CELLCOR, INC.:

      The Company entered into an Agreement and Plan of Merger dated June 15, 1995 with Cellcor, Inc. ("Cellcor") and a wholly-owned subsidiary of Cytogen (the "Merger Subsidiary"), which provides that, upon the satisfaction or waiver of certain conditions set forth therein, the Merger Subsidiary will be merged with and into Cellcor (the "Cellcor Merger"), whereupon Cellcor will become a wholly-owned subsidiary of Cytogen. At that time, each outstanding share of Cellcor common stock will be converted into the right to receive .60 shares of Cytogen common stock and each outstanding share of Cellcor Convertible Preferred Stock will be converted into the right to receive 218.94 shares of Cytogen common stock. Hillman Medical Ventures partnerships and certain of their affiliates (collectively, the "Principal Stockholders") own 50.5% of the Cellcor common stock and 95.2% of the Cellcor preferred stock. The Principal Stockholders have agreed to vote such shares in favor of the Cellcor Merger.

      In connection with the Cellcor Merger, holders of record of Cellcor common stock will be granted the non-transferable right to purchase for cash up to an aggregate of approximately $24 million of Cytogen common stock (the "Subscription Offering"), subject to adjustment if outstanding Cellcor stock options are exercised by Cellcor option holders before the Subscription Offering record date. Each holder of Cellcor common stock will be entitled to purchase
1.118 shares of Cytogen common stock for each share of Cellcor common stock (rounded down to the nearest whole number) held by such holder at the close of business on August 17, 1995, the Subscription Offering record date, at a price of $3.89 per share of Cytogen common stock. Consummation of the Cellcor Merger is conditioned upon the purchase of at least $12.0 million of the Subscription Offering. Certain of the Principal Stockholders have committed to purchase $12.0 million of the shares in the Subscription Offering. These transactions also remain subject to, among other things, the effectiveness of a registration statement and a joint proxy statement, which has been filed with the Securities Exchange Commission (the "SEC"), certain other regulatory approvals, and the approval of both sets of stockholders. Upon consummation of the Cellcor Merger, the Company will record a significant charge for acquired research and development on its statement of operations, which will represent the amount by which the purchase price exceeds the fair value of net assets acquired from Cellcor.

3.    DUPONT MERCK:

      On December 20, 1994, the Company entered into a license agreement (the "DP/Merck Agreement") with The DuPont Merck Pharmaceutical Company ("DuPont Merck"). Under the terms of the DP/Merck Agreement, the Company has licensed to DuPont Merck the Company's manufacturing and marketing rights to Quadramet/TM/ (or Samarium 153 EDTMP) in the U.S., if and when approved for marketing by FDA. The Company has retained the right to co-promote the product to nuclear medicine specialists. Quadramet is a cancer therapy agent for treatment of bone pain associated with bone metastases, for which a New Drug Application ("NDA") was submitted to FDA on June 13, 1995. The Company acquired the U.S. rights to Quadramet from The Dow Chemical Company ("Dow") pursuant to a license agreement in March 1993 and assumed responsibility for the development and commercialization of the product at that time (see Note 6).

      Pursuant to the terms of the DP/Merck Agreement, the Company received from DuPont Merck an up-front cash payment of $1.0 million in December 1994, $4.0 million in January 1995 for the sale of 908,265 shares of the Company's common stock to DuPont Merck and $1.3 million in January 1995, of which $333,000 and $667,000 were recognized as license and contract revenues in the second quarter and year-to-date period of 1995, respectively, to fund additional clinical programs to expand the use and marketing of Quadramet. The DP/Merck Agreement further provides for future payments of up to $2.9 million toward additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval and royalty payments based on sales, including guaranteed minimum payments.

4.    CYTORAD INCORPORATED:

      On November 15, 1994, the Company entered into an Agreement and Plan of Merger (the "CytoRad Merger Agreement") with CytoRad Incorporated ("CytoRad") to purchase all of CytoRad's outstanding units, each unit consisting of one share of the callable common stock of CytoRad and one warrant to purchase one share of the common stock of the Company at $24.15 per share. Pursuant to the CytoRad Merger Agreement, on January 20, 1995, the Company commenced an exchange offer to exchange for each CytoRad unit (a) 1.5 shares of the Company's common stock,
(b) a warrant to acquire one share of the Company's common stock for $8.00 that expires January 31, 1997 and (c) a contingent value right ("CVR") to receive, under certain circumstances and at no additional cost, up to one-half share of the Company's common stock. The CVR will be triggered in the event that the aggregate trading price of 1.5 shares of the Company's common stock and the new warrant averages less than $12.00 during the 45 consecutive trading days ending January 31, 1997. However, the CVR will expire and have no value if the aggregate trading price for such securities averages $12.00 or more during any 45 consecutive trading days prior to January 31, 1997.

      On February 23, 1995, the Company's stockholders approved the issuance of the Company's securities necessary to effect the acquisition of CytoRad. On February 24, 1995, the Company announced that it had completed the exchange offer, pursuant to which approximately 93% of the outstanding CytoRad units were validly tendered. In addition, the Company announced on February 27, 1995 that it had completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. Holders of CytoRad common stock who did not tender their CytoRad units in the exchange offer became entitled to receive as a result of the merger one and one-half shares of the Company's common stock and one CVR for each share of CytoRad common stock owned thereby. As of July 10, 1995, the Company had issued 6,034,335 shares of common stock, 4,023,395 CVRs and 4,023,395 warrants pursuant to the exchange offer. Although the 1,605 previously issued Cytogen warrants forming a part of CytoRad units not tendered in the exchange offer remain outstanding after the merger, the Company has agreed that such warrants will be exercisable at $8.00 per warrant share pursuant to the terms of the CytoRad Merger Agreement. As a result of the merger, the Company reacquired the product rights to the prostate, ovarian and bladder products it had previously licensed to CytoRad. In addition, the Company will not recognize any further contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities, before payment of certain of the Company's transaction costs, were acquired by the Company. In the first quarter of 1995, the Company recorded approximately $19.7 million for reacquisition of technology and marketing rights as a charge to its statement of operations, representing the amount by which the purchase price exceeded the fair value of net assets acquired from CytoRad.

5.    KNOLL PHARMACEUTICAL COMPANY:

      On November 1, 1994, the Company executed a termination agreement with Knoll (the "Termination Agreement"). Pursuant to the Termination Agreement, the Company has reacquired from Knoll all U.S. marketing rights (the "U.S. Rights") to OncoScint CR/OV, which were previously granted to Knoll pursuant to a License, Supply and Marketing Agreement dated December 19, 1991 (the "Knoll Agreement"). The Termination Agreement requires the Company to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of the Knoll Agreement. The payment of these liabilities has been rescheduled as follows: $3.1 million in 1995, of which $1.0 million was paid in the first quarter of 1995 and the remaining $2.1 million was paid in July 1995; $1.6 million in 1996; $1.6 million in 1997; and $1.7 million in 1998. In November 1994, the Company recorded a non-recurring charge of $2.4 million for the reacquisition of the U.S. Rights. Imputed interest of $131,000 and $261,000 relating to the obligation, which was discounted based upon a 10% interest rate, were recorded for the second quarter and year-to-date period of 1995, respectively.

      In anticipation of the execution of the Termination Agreement, as of May 20, 1994, Knoll ceased its selling efforts, and since that date, the Company's direct sales force has been the sole marketer in the U.S. of OncoScint CR/OV. The Company continues to consider, with respect to the marketing of OncoScint CR/OV in the U.S., the value of maintaining its direct selling efforts, as well as co-promotion alliances or licensing of all rights to a third party.

6.    THE DOW CHEMICAL COMPANY:

      In 1993, the Company acquired an exclusive license in the U.S. from Dow for Quadramet, for which an NDA was submitted to FDA on June 13, 1995. In connection with this acquisition, the Company issued to Dow warrants to purchase 260,000 shares of the Company's common stock at $12.50 per share. The Company is required to pay Dow $1.0 millon within 30 days after the filing of an NDA with FDA for Quadramet. An NDA's filing date has been established by FDA to be sixty days after FDA receives the NDA as long as the agency does not refuse to file the application before that date. In addition, the Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

7.    REVENUES FROM MAJOR CUSTOMERS:

      Customers who contributed 10% or more of the Company's total product related, license and contract revenues were as follows:

                                     Quarter Ended        Year-To-Date Period
                                  -------------------     -------------------
                                  June 30,   June 30,     June 30,   June 30,
                                    1995       1994         1995       1994
                                  --------   --------     --------   --------
Customer
--------------
DuPont Merck (See Note 3)             41%         -           44%         -
Company A                             21%         -           21%         -
Knoll (See Note 5)                     -         87%           -         76%
Chiron                                 -         13%           -         17%

      On December 30, 1994, the Company entered into a disengagement agreement (the "Disengagement Agreement") with Chiron. Pursuant to a Distribution and License Agreement dated as of October 21, 1989 and as amended on May 18, 1992, the Company granted to Chiron exclusive marketing and distribution rights in Europe (the "European Rights") to OncoScint CR/OV, under which no contract and product related revenues were realized in the second quarter of 1995 compared to $41,000 recorded for the same period of the prior year. For the comparable year-to-date periods, contract and product related revenues were $3,000 in 1995 compared to $99,000 in 1994. Under the Disengagement Agreement, the Company reacquired the European Rights and purchased certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market OncoScint CR/OV in 12 countries in Europe. This reacquisition was consummated on February 16, 1995. The resulting liability of Cytogen to Chiron, which consisted of the reacquisition price of $1.0 million plus closing costs, was partially offset by a $127,000 receivable from Chiron, and will be paid over three years and without interest, as follows: $200,000 in 1995, $300,000 in 1996 and $377,181 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company. As a result of the reacquisition of the European Rights, the Company recorded a liability and non-recurring charge of $800,000 in the fourth quarter of 1994. Imputed interest of $18,000 and $36,000 relating to the obligation, based upon a 10% interest rate, was recorded in the second quarter and year-to-date period of 1995, respectively. The Company intends to secure alternative marketing and distribution partners for OncoScint CR/OV in Europe and other major markets outside the U.S. There can be no assurance that Cytogen will be able to negotiate acceptable marketing alliances, that such alliances will be available to Cytogen on acceptable terms or that any such relationships, if established, will be commercially successful. Until the earlier of (i) an agreement with a new distributor, or (ii) December 31, 1995, Chiron will continue to provide warehousing and distribution services to the Company.

      Company A is a chain of radiopharmacies.

8.    REDEEMABLE COMMON STOCK:

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

      Under the Bracco Agreement, contract revenues of $41,000 were recognized in the first quarter of 1994. There are no contract revenues from Bracco in 1995. At June 30, 1995, the Company had an outstanding receivable from Bracco in the amount of $293,000.


9.    COMMON STOCK:

      In January 1994, the Company sold an aggregate of 2 million shares of common stock to several European institutions, realizing net proceeds of $9.1 million.

      On May 6, 1994, the Company and Fletcher Capital Markets, Inc. ("Fletcher") entered into a revised investment agreement under which (i) Fletcher purchased 500,000 shares of the Company's common stock at a price of $3.50 per share totalling $1.7 million, (ii) assignees of Fletcher purchased an additional 900,000 shares of the Company's common stock in August 1994 at $4.00 per share totalling $3.6 million and (iii) Fletcher received an option (the "Option") exercisable until August 12, 1995 to purchase that number of shares of the Company's common stock (the "Option Shares") which, together with the shares previously purchased, could represent up to 9.9% of the Company's outstanding common stock on the date of exercise of the Option. The exercise price of the Option will be equal to 95% of the average daily closing prices during the 60 trading days prior to the date Fletcher elects to exercise the Option. The shares involved in this transaction were registered pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission on April 6, 1994, as amended.

      In July 1995, Fletcher elected to exercise the Option by delivery to the Company of an exercise notice for the purchase of 1,800,000 shares at an aggregate exercise price of $7,304,400, or $4.058 per share. The Company and Fletcher have agreed that the purchase and sale of the Option Shares will occur in early August 1995. The Company and Fletcher have also agreed to amend the Option to extend its term until November 15, 1995. Under the Option, as amended, Fletcher will have the right to purchase up to an additional 1,000,000 shares of the Company's common stock.

      On March 28, 1995, the Company entered into a purchase agreement with Nomura Securities International, Inc. ("Nomura"). Under the terms of the purchase agreement, Cytogen could sell up to $49.0 million of its common stock to Nomura for distribution in the public markets in a series of transactions during a twenty-four month period. Nomura's purchase of Cytogen's stock from time to time is subject to the satisfaction of certain conditions, including general market and trading conditions, and will be at the sole discretion of Nomura. In connection with the purchase agreement, Cytogen has filed an initial shelf registration statement with the Securities and Exchange Commission to allow for offerings from time to time of up to $11.0 million of its common stock. There can be no assurance that the registration statement will become effective or that Nomura will purchase any stock under the purchase agreement.

      See Notes 3, 4 and 10 for information related to the Company's issuance of common stock in connection with the DP/Merck Agreement, CytoRad merger and settlement of stockholders litigation, respectively. See Note 8 for discussion of redeemable common stock.

10.   LITIGATION:

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

2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

      Background. Historically, the Company's revenues have resulted primarily from (i) payments received from the sale of research services pursuant to collaborative agreements, (ii) fees generated from the licensing of its technology and marketing rights to its products and (iii) product related revenues on sales of its OncoScint products since 1992 in Western Europe and since January 1993 in the U.S.

      On November 15, 1994, the Company and CytoRad entered into an agreement for the acquisition of CytoRad by the Company. On February 23, 1995, the Company's stockholders approved the issuance of the Company's securities necessary to effect the acquisition of CytoRad and on February 27, 1995, the Company completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. As a result of the merger, the Company will not recognize any further contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities, before payment of certain of the Company's transaction costs, were acquired by the Company. In addition, in the first quarter of 1995, the Company recorded a charge to the statement of operations of $19.7 million for the reacquisition of marketing and technology rights representing the amount by which the purchase price exceeded the fair value of net assets acquired from CytoRad.

      On December 20, 1994, the Company entered into a license agreement with DuPont Merck pursuant to which DuPont Merck will have responsibility for manufacturing and marketing Quadramet in the U.S., if and when approved for marketing by FDA. The Company has retained the right to co-promote the product to nuclear medicine specialists. Pursuant to the DP/Merck Agreement, the Company received from DuPont Merck an up-front cash payment of $1.0 million in December 1994 and $5.3 million in January 1995, of which $1.3 million was to fund additional clinical programs to expand the use and marketing of Quadramet. See Note 3 to the Consolidated Financial Statements.

      Beginning July 1, 1994, as a result of the termination of the Company's relationship with Knoll, product related revenues have included product sales by the Company to its U.S. customers. See Note 5 to the Consolidated Financial Statements. Since that date, the Company has not recorded any product sales to Knoll or any co-promotion revenues. In addition, on December 30, 1994, the Company entered into a Disengagement Agreement with Chiron to reacquire the exclusive marketing and distribution rights in Europe previously granted to Chiron. This reacquisition was consummated on February 16, 1995. See Note 7 to the Consolidated Financial Statements.

      In support of the Company's five-year strategic plan, Cytogen's 1995 operating objectives call for a continued commitment to control spending and the achievement of sustainable value through: (i) the development and marketing of existing products, (ii) the leveraging of the Company's core capabilities in drug discovery, clinical development, regulatory affairs and manufacturing; and
(iii) the pursuit of additional strategic alliances and acquisitions.

      The Company has assigned high priority to the product development and commercialization programs for Quadramet and ProstaScint. ProstaScint is a prostate cancer diagnostic imaging product for which a Product License Application was submitted to and accepted for filing by FDA effective March 13, 1995. The timing and outcome of FDA's decisions regarding Quadramet and ProstaScint cannot be predicted by the Company at this time. In addition, the Company is continuing to evaluate, invest in and support the sales and marketing activities with respect to OncoScint CR/OV. The Company's strategic plan also supports continued commitment to its "linker" technology through ongoing product development efforts for cancer therapeutic agents. The Company has also committed additional resources to its Totally Synthetic Affinity Reagents\SynGenes program. The Company expects to expand its current product portfolio through in-licensing complementary products, services and technologies.

      The Company entered into an Agreement and Plan of Merger dated June 15, 1995 with Cellcor and the Merger Subsidiary, which provides that, upon the satisfaction or waiver of certain conditions set forth therein, the Merger Subsidiary will be merged with and into Cellcor, whereupon Cellcor will become a wholly-owned subsidiary of Cytogen. At that time, each outstanding share of Cellcor common stock will be converted into the right to receive .60 shares of Cytogen common stock and each outstanding share of Cellcor Convertible Preferred Stock will be converted into the right to receive 218.94 shares of Cytogen common stock. Hillman Medical Ventures partnerships and certain of their affiliates (collectively, the "Principal Stockholders") own 50.5% of the Cellcor common stock and 95.2% of the Cellcor preferred stock. The Principal Stockholders have agreed to vote such shares in favor of the Cellcor Merger.

      In connection with the Cellcor Merger, holders of record of Cellcor common stock will be granted the non-transferable right to purchase for cash up to an aggregate of approximately $24 million of Cytogen common stock (the "Subscription Offering"), subject to adjustment if outstanding Cellcor stock options are exercised by Cellcor option holders before the Subscription Offering record date. Each holder of Cellcor common stock will be entitled to purchase
1.118 shares of Cytogen common stock for each share of Cellcor common stock (rounded down to the nearest whole number) held by such holder at the close of business on August 17, 1995, the Subscription Offering record date, at a price of $3.89 per share of Cytogen common stock. Consummation of the Cellcor Merger is conditioned upon the purchase of at least $12.0 million of the Subscription Offering. Certain of the Principal Stockholders have committed to purchase $12.0 million of the shares in the Subscription Offering. These transactions also remain subject to, among other things, the effectiveness of a registration statement and a joint proxy statement, which has been filed with the SEC, certain other regulatory approvals, and the approval of both sets of stockholders. Upon consummation of the Cellcor Merger, the Company will record a significant charge for acquired research and development on its statement of operations, which will represent the amount by which the purchase price exceeds the fair value of net assets acquired from Cellcor.

      Revenues. Total revenues for the second quarter and year-to-date periods of 1995 were $812,000 and $1.5 million, respectively, compared to $320,000 and $580,000 recorded in the same periods of 1994. The increase from prior year periods is primarily attributable to contract revenues realized from Dupont Merck in the amounts of $333,000 and $667,000 for the second quarter and year-to-date period of 1995, respectively, for continued clinical development of Quadramet.

      In the second quarter and year-to-date period of 1995, product related revenues from the sales of OncoScint CR/OV were $354,000 and $728,000, respectively, compared to $317,000 and $533,000 recorded for the same periods of 1994. The 1994 product related revenues included a $105,000 reduction for returns of OncoScint CR/OV inventory because of shelf life expiration.

      License and contract revenues for the second quarter and year-to-date period of 1995 were $458,000 and $792,000, respectively, compared to $3,000 and $47,000 realized in the same periods of 1994. The increase from prior year periods is primarily attributable to contract revenues from DuPont Merck. The 1994 license and contract revenues were attributable to Bracco and Chiron.

      To date, sales of OncoScint CR/OV in both the U.S. and European markets have been limited. OncoScint CR/OV is a highly technical product that requires proficiency in nuclear imaging and a thorough understanding of the information the scan can provide. Sales of OncoScint CR/OV may be increased through approval of repeat administration, which is currently pending with FDA. Cytogen is currently in the process of upgrading its customer service capability to better support the accurate use of its diagnostic products by nuclear medicine physicians. Cytogen believes better quality control at the time the image is actually acquired and greater assistance with the interpretation of the scans are critical to the marketing and sales of the products. The Company believes this approach will also be necessary for ProstaScint. There can be no assurance that this approach will be successful.

      In the past, Cytogen relied in large part on third parties to market its product. In 1994 and the first quarter of 1995, in order to gain control of the marketing and sales effort, Cytogen terminated its marketing relationship with its U.S. and European Oncoscint CR/OV marketing partners. Since May 1994, Cytogen's direct sales force has been the sole marketer of its OncoScint CR/OV product in the U.S. Cytogen intends to secure alternative marketing and distribution partners for OncoScint CR/OV in Europe and other major markets outside the U.S. There can be no assurance that Cytogen will be able to negotiate acceptable marketing alliances, that such alliances will be available to Cytogen on acceptable terms or that any such relationships, if established, will be commercially successful. Cytogen is currently evaluating its product marketing options in the U.S. and continues to consider the value of maintaining its direct selling efforts, as well as co-promotion alliances or licensing of all rights to a third party. There can be no assurance that Cytogen's marketing strategy will be successful or that product related revenues will increase markedly.

      Operating Expenses. Operating expenses for the second quarter and year-to-date period of 1995 were $7.1 million and $34.9 million, respectively, compared to $7.1 million and $14.4 million recorded in the same periods of 1994. The year-to-date increase from the prior year period is largely attributable to a one-time non-cash charge of $19.7 million recorded in the first quarter of 1995 for the reacquisition of marketing and technology rights associated with the CytoRad merger. In addition, current year-to-date operating expenses included a charge of $1.1 million to research and development expenses for writedowns of commercial inventory relating to OncoScint CR/OV, compared to $200,000 of inventory writedowns recorded in the comparable period of 1994. The level of current year operating expenses principally reflect the Company's continuing objective to control spending and to focus its efforts on its highest priorities.

      Research and development expenses for the second quarter of 1995 were $4.9 million compared to $4.4 million recorded in the same period of the prior year. These expenses, which principally reflect product development efforts and support for various ongoing clinical trials, included costs incurred in the second quarter of 1995 relating to the submission of the NDA for Quadramet, as well as a $446,000 charge to research and development expenses for writedowns of commercial inventory relating to OncoScint CR/OV. Year-to-date research and development expenses in 1995 were $10.3 million compared to $9.1 million recorded in the same period of the prior year. The increase from the prior period is primarily attributable to the $1.1 million recorded in 1995 for inventory writedowns as compared to $200,000 recorded in 1994. In July 1993, the Company petitioned FDA for shelf-life extension for certain commercial raw material inventory. The timing and outcome of FDA's response to this request is uncertain and cannot be predicted by the Company at this time. Given the quantities of commercial raw material inventory along with the uncertainty of FDA's response regarding shelf-life extension for this inventory, future inventory writedowns may be required. See Note 1 to the Consolidated Financial Statements.

      Selling and marketing expenses for the second quarter and year-to-date period of 1995 were $778,000 and $1.7 million, respectively, compared to $1.4 million and $2.7 million recorded in the same periods of the prior year. The decrease from the prior year periods is primarily attributable to the reduction of salaries and employee related expenses that resulted from the restructuring of the Company's sales force, as well as to reduction of promotional expenses associated with OncoScint CR/OV.

      The $19.7 million charge to reacquire marketing and technology rights on the statement of operations recorded in the first quarter of 1995 was a one-time non-cash charge representing the amount by which the purchase price exceeded the fair value of net assets acquired in connection with the CytoRad merger.

      General and administrative expenses for the second quarter and year-to-date period of 1995 were $1.5 million and $3.2 million, respectively, compared to $1.3 million and $2.5 million recorded in the same periods of the prior year. The increase from the prior year periods is primarily attributable to increased spending for professional and consulting services.

      Non-Operating Income/Expense. Net gains on investments for the second quarter and year-to-date period of 1995 were $213,000 and $376,000, respectively, compared to $321,000 and $638,000 realized in the comparable prior year periods. The decrease from the prior year periods is due to the decline of the average cash and short term investments balance for the respective periods. Imputed interest expense of $148,000 and $296,000 on liabilities associated with the Company's termination agreements with Knoll and Chiron were recorded for the second quarter and year-to-date period of 1995, respectively.

      Net Loss. Net loss for the second quarter of 1995 was $6.3 million compared to a $6.4 million loss recorded in the same period of 1994. The loss per common share was $0.20 on 31.9 million average shares outstanding compared to $0.27 on 23.6 million average shares outstanding for the comparable period of 1994.

      For the year-to-date period in 1995, the net loss was $33.3 million compared to a $13.1 million loss recorded in the comparable period of the prior year. The loss per common share was $1.11 on 30.0 million average shares outstanding compared to $0.57 on 23.2 million average shares outstanding in 1994. As discussed above, the increase in the net loss and net loss per common share is primarily attributable to the charge to the statement of operations for the reacquisition of marketing and technology rights. At June 30, 1995, the Company had outstanding (i) options to purchase up to 1.7 million shares of Cytogen common stock under its various stock option award plans with exercise prices ranging from $2.44 to $17.00 per share; (ii) the Option with Fletcher to purchase up to 2.0 million shares of Cytogen common stock; (iii) warrants to purchase 4.3 million shares of Cytogen common stock with exercise prices ranging from $8.00 to $12.50 per share; and (iv) CVRs to receive, under certain circumstances, up to 2.0 million shares of Cytogen common stock. The loss per share calculation stated above does not take into account the shares issuable upon exercise of such options, warrants and CVRs as their effect is antidilutive.

Liquidity and Capital Resources

      The Company's cash and short term investments as of June 30, 1995 were $10.6 million, compared to $7.7 million as of December 31, 1994. The cash used for operating activities and purchases of property and equipment for the first half of 1995 were $12.1 million and $390,000, respectively, compared to $13.9 million and $1.2 million used in the same periods of 1994. The decreases in cash used in 1995 compared to the prior year period reflect (i) a larger reduction of the balances of accounts payable and accrued liabilities outstanding in 1994, and (ii) a reduction from the 1994 capital expenditures associated with the project to create additional manufacturing capacity to produce the antibodies used with ProstaScint.

      Historically, the Company's primary sources of cash have been proceeds from the sale of its stock through public offerings and private placements, the sale of research services, fees paid under its license agreements, product related revenues, and interest earned on its cash and short term investments.

      In January 1995, the Company received $4.0 million from DuPont Merck for the sale of 908,265 shares of Cytogen common stock and $1.3 million to fund additional clinical programs to expand the use and marketing of Quadramet. In February 1995, as a result of the CytoRad merger, $11.7 million of CytoRad's cash and securities, before payment of certain of the Company's transaction costs, were acquired by the Company.

      In March 1995, the Company entered into a purchase agreement with Nomura. Under the terms of the purchase agreement, Cytogen could sell up to $49.0 million of its common stock to Nomura for distribution in the public markets in a series of transactions during a twenty-four month period. Nomura's purchase of Cytogen's stock from time to time is subject to the satisfaction of certain conditions, including general market and trading conditions, and will be at the sole discretion of Nomura. In connection with the purchase agreement, Cytogen has filed an initial shelf registration statement with the Securities and Exchange Commission to allow for offerings from time to time of up to $11.0 million of its common stock. There can be no assurance that the registration statement will become effective or that Nomura will purchase any stock under the purchase agreement.

      In June 1995, the Company entered into a merger agreement with Cellcor.
In the Subscription Offering, holders of record of Cellcor common stock will be granted the non-transferable right to purchase for cash up to an aggregate of approximately $24 million of Cytogen common stock, subject to adjustment if outstanding Cellcor stock options are exercised by Cellcor option holders before August 17, 1995, the Subscription Offering record date, at a price of $3.89 per share of Cytogen common stock. Consummation of the Cellcor Merger is conditioned upon the purchase of at least $12.0 million of the Subscription Offering. Certain of the Principal Stockholders have committed to purchase $12.0 million of the shares in the Subscription Offering. These transactions also remain subject to, among other things, the effectiveness of a registration statement and a joint proxy statement, which has been filed with the SEC, certain other regulatory approvals and the approval of both sets of stockholders. See Note 2 to the Consolidated Financial Statements.

      In July 1995, Fletcher elected to exercise the Option by delivery to the Company of an exercise notice for the purchase of 1,800,000 shares at an aggregate exercise price of $7,304,400, or $4.058 per share. The Company and Fletcher have agreed that the purchase and sale of the Option Shares will occur in early August 1995. The Company and Fletcher have also agreed to amend the Option to extend its term until November 15, 1995. Under the Option, as amended, Fletcher will have the right to purchase up to an additional 1,000,000 shares of the Company's common stock.

      The Company has recorded product related revenues from the sales of its OncoScint Colorectal product in Europe since 1992 and from sales of OncoScint CR/OV in the U.S. since January 1993. To date, sales have not been significant and are not expected to become a significant source of cash flow in 1995. In anticipation of the execution of the Termination Agreement (described below), as of May 20, 1994, Knoll ceased its selling efforts and since that date, the Company's direct sales force has been the sole marketer in the U.S. of OncoScint CR/OV. Beginning July 1, 1994, product related revenues have included direct product sales by the Company to its U.S. customers. Since that date, the Company has not recorded any product sales to Knoll or any co-promotion revenues. The Company is currently evaluating its product marketing options in the U.S. and continues to consider the value of maintaining its direct selling efforts, as well as co-promotion alliances or licensing of all rights to a third party. The Company is currently in the process of upgrading its customer service capability to better support the marketing and sales of its diagnostic products. Depending on the success of this approach, significant resources might be required. There can be no assurance that Cytogen's marketing strategy will be successful.

      On November 1, 1994, the Company executed the Termination Agreement with Knoll terminating the Knoll Agreement. Pursuant to the Termination Agreement, the Company has reacquired from Knoll all of the U.S. Rights to OncoScint CR/OV. The Termination Agreement requires the Company to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of the Knoll Agreement. The payment of these liabilities has been rescheduled as follows:
$3.1 million in 1995, of which $1.0 million was paid in the first quarter of 1995 and the remaining

$2.1 million was paid in July 1995; $1.6 million in 1996; $1.6 million in 1997; and $1.7 million in 1998. See Note 5 to the Consolidated Financial Statements.

      On December 30, 1994, the Company entered into the Disengagement Agreement with Chiron to reacquire the European Rights and purchase certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market OncoScint CR/OV in 12 countries in Europe. This reacquisition was consummated on February 16, 1995. See Note 7 to the Consolidated Financial Statements. The resulting liability of Cytogen to Chiron, which consisted of the reacquisition price of $1.0 million plus closing costs, was partially offset by a $127,000 receivable from Chiron, and will be paid over three years and without interest, as follows: $200,000 in 1995, $300,000 in 1996 and $377,181 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company.

      On November 15, 1994, the Company and CytoRad entered into an agreement for the acquisition of CytoRad by Cytogen. On February 23, 1995, the Company's shareholders approved the issuance of the Company's securities necessary to effect the acquisition of CytoRad and on February 27, 1995, the Company completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. As a result of the merger, the Company will not recognize any further contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities, before payment of certain of the Company's transaction costs, were acquired by the Company. See Note 4 to the Consolidated Financial Statements.

      In 1993, the Company acquired an exclusive license in the U.S. from Dow for Quadramet. See Note 6 to the Consolidated Financial Statements. Quadramet is a cancer therapy agent for treatment of the bone pain associated with bone metastases, for which an NDA was submitted to FDA on June 13, 1995. Within 30 days after the filing of the NDA, the Company is required to pay to Dow $1.0 million. An NDA's filing date has been established by FDA to be sixty days after FDA receives the NDA as long as the agency does not refuse to file the application before that date. In addition, the Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The Company anticipates using its existing cash and short term investments to pay Dow in 1995. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

      In December 1994, Cytogen entered into a license agreement with DuPont Merck. Pursuant to the terms of the DP/Merck Agreement, Cytogen received from DuPont Merck an up-front cash payment of $1.0 million in December 1994, $4.0 million in January 1995 for the sale to DuPont Merck of 908,265 shares of Cytogen common stock and $1.3 million in January 1995 to fund additional clinical programs to expand the use and marketing of Quadramet. The DP/Merck Agreement further provides for future payments of up to $2.9 million toward additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval and royalty payments based on sales, including guaranteed minimum payments.

      In September 1989, the Company entered into an agreement with Bracco. Pursuant to the terms of the Bracco Agreement, in 1989, Bracco purchased 250,000 shares of the Company's common stock (the "Shares") at $8.00 per share. The Bracco Agreement provides that if the results of a feasibility study conducted by the Company do not meet certain predetermined evaluation criteria, the Company would be obligated to repurchase the Shares from Bracco for an aggregate purchase price of $2.0 million. The Bracco Agreement further established a completion date for the feasibility study of September 29, 1993. The feasibility study was not completed until after that date. A final report on the findings of the feasibility study, which held that the evaluation criteria had not been met, was provided to Bracco in March 1994. In July 1994, Bracco notified the Company of its belief that the Company has an obligation to redeem the Shares. The Company entered into negotiations with Bracco to reach an agreement as to the disposition of the Shares. On April 20, 1995, Bracco requested that the Company proceed to redeem the Shares immediately. It is the Company's position that under the terms of the Bracco Agreement it does not have an obligation to comply with Bracco's recent request and has sought an opportunity to discuss the matter further with Bracco. In the event that the parties fail to reach a negotiated settlement, the Bracco Agreement provides that all disputes will be resolved through arbitration.
There can be no assurances that negotiations will be successful. At June 30, 1995, the Company had an outstanding receivable from Bracco in the amount of $293,000.

      Given the trend towards consolidation in both the biotechnology and pharmaceutical industries, the Company is pursuing opportunities to acquire, in-license and develop other technologies, products or services to supplement its existing products and technology. If successful, this strategy may increase short term expenses or increase long term revenues. While there can be no assurance that these efforts will be successful, any transaction is likely to require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing any product or technology.

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

      The Company plans to continue to control spending in 1995 and anticipates that its existing cash and short term investments balance of $10.6 million at June 30, 1995, together with the proceeds from the exercise of the Option by Fletcher, other financing and acquisition opportunities which may become available (including possible financings with Nomura under the terms of the purchase agreement and net proceeds from the proposed Subscription Offering) will be adequate to support the Company's operating activities into the first half of 1996. The Company anticipates receiving additional funds from DuPont Merck in accordance with the terms of the DP/Merck Agreement, other license and contract revenues, product related revenues and interest income, and from the sales of equity securities as market conditions permit. There can be no assurance as to the Company's success in obtaining such additional funds or that such funds, if obtained, will be sufficient to meet the Company's cash requirements through the time that product related resources are sufficient to cover the Company's operating expenses.

PART II   -    OTHER INFORMATION
-------        -----------------

Item 4  - Submission of Matters to the Vote of Security Holders
------

          On May 23, 1995, the Company held its annual meeting of stockholders to (i) elect directors, (ii) consider and act upon a proposal to amend the Cytogen Corporation 1988 Stock Option Plan for Non-Employee Directors, (iii) consider and act upon a proposal to adopt the Cytogen Corporation 1995 Stock Option Plan, (iv) ratify the appointment of Arthur Andersen LLP as independent public accountants to audit the Company's books and records for 1995; and (v) transact such other business as might be brought before the meeting.

          The following tables set forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the NASD, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers ("broker non-votes"). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders' meeting. In determining whether a proposal has received the requisite number of affirmative votes, abstentions are counted as part of the voting power present with respect to the proposal and have the same effect as a vote against the proposal. Broker non-votes are not counted as part of the voting power present with respect to the proposal and therefore, have no effect on the outcome of the vote.

          (i) Election of Directors:

                                             Against or                 Broker
          Nominee                   For       Withheld   Abstentions  Non-Votes
          -------                   ---      ----------  -----------  ---------

          William C. Mills       27,205,697    508,245           0           0
          Charles E. Austin      27,160,466    553,576           0           0
          Robert F. Hendrickson  27,168,929    545,013           0           0
          T. Jerome Madison      27,185,546    528,396           0           0
          Thomas J. McKearn      27,183,940    530,002           0           0
          Donald E. O'Neill      27,154,533    559,409           0           0
          Bruce R. Ross          27,179,004    534,938           0           0


          (ii) Amend the Cytogen Corporation 1988 Stock Option Plan for Non-Employee Directors:

                                             Against or                Broker
                                    For       Withheld   Abstentions  Non-Votes
                                    ---      ----------  -----------  ---------
                                 14,136,975   1,605,516      417,246  11,554,205

          (iii)  Adopt the Cytogen Corporation 1995 Stock Option Plan:


                                             Against or                 Broker
                                    For       Withheld   Abstentions  Non-Votes
                                    ---      ----------  -----------  ---------
                                 11,416,370  3,774,603      360,562   12,162,407


          (iv) Appointment of Arthur Andersen LLP as independent public accountants:

                                            Against or                 Broker
                                    For      Withheld   Abstentions  Non-Votes
                                    ---     ----------  -----------  ---------
                                 27,329,557    179,463      204,922          0


          (v)  No other business was transacted at the meeting.


Item 6  - Exhibits and Reports on Form 8-K
------

          (a) Exhibits:

          2.1- Agreement and Plan of Merger dated as of June 15, 1995 by and among Cytogen Corporation, Cellcor Acquisition Corp. (formerly known as Small-C Acquisition Corp.) and Cellcor, Inc. (1)

          2.2- Voting and Subscription Agreement, dated June 15, 1995, among Cytogen Corporation, Cellcor Acquisition Corp. and the entities listed on Schedule I thereto (2)

          27.1- Financial Data Schedule (submitted to the Securities and Exchange Commission only in electronic format)
----------------
(1) Filed as an exhibit to Cytogen's Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 27, 1995, and incorporated herein by reference.

(2) Filed as Annex B to the Joint Proxy Statement/Prospectus filed with the Securities and Exchange Commission on July 17, 1995, and incorporated herein by reference.

          (b) Reports on Form 8-K:

          During the second quarter of 1995, the Company filed a Form 8-K dated June 15, 1995 to report on "Item 5. Other Events" regarding the execution of the Agreement and Plan of Merger by the Company and Cellcor.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CYTOGEN CORPORATION



Date  August 10, 1995            By /s/ T. Jerome Madison
      ---------------              ----------------------
                                 T. Jerome Madison
                                 Chief Financial Officer
                                 (Authorized Officer and Principal Financial
                                  Officer)