Form 10-Q
period 1995-09-30
CYTOGEN CORP
filed 1995-11-13
CIK 725058

                      SECURITIES AND EXCHANGE COMMISSION          Conformed
                            Washington, D.C. 20549                   Copy


                                   FORM 10-Q

          (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the quarterly period ended September 30, 1995
                                         ------------------

                                      OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the transition period from ___________ to _________

                        Commission file number  0-14879
                                               ---------

                              Cytogen Corporation
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                          22-2322400
    ----------------------                             ---------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                        Identification Number)

            600 College Road East, CN 5308, Princeton, NJ 08540-5308
       -------------------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

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
                                              ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                  Outstanding at November 7,1995
------------------------------               -----------------------------------------
Common Stock, $.01 par value                                36,601,092


Warrants to Purchase One Share of Common Stock,              4,023,495
        $.01 par value

Contingent Value Rights to Receive a Fraction                4,023,495
of a Share of Common Stock, $.01 par value


                      CYTOGEN CORPORATION AND SUBSIDIARIES
                               September 30, 1995



PART I  -  FINANCIAL INFORMATION
------     ---------------------



Item 1  -  Consolidated Financial Statements
------     ---------------------------------


            INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            -------------------------------------------------------

      The accompanying consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosure normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with Cytogen Corporation's (the "Company" or "Cytogen") audited consolidated financial statements and notes thereto for the year ended December 31, 1994. In the opinion of the Registrant, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of Cytogen as of September 30, 1995 and December 31, 1994, the results of operations for the quarters and year-to-date periods ended September 30, 1995 and September 30, 1994, and the cash flows for the year-to-date periods ended September 30, 1995 and September 30, 1994.

      The results of operations for the periods ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (All amounts in thousands, except share data)
                                  (Unaudited)


ASSETS                                     September 30,  December 31,
                                               1995           1994
                                           -------------  ------------
CURRENT ASSETS:

   Cash and cash equivalents               $      10,029  $      7,700
   Short term investments                          1,261             -
   Accounts receivable, net                          198           294
   Receivable from CytoRad Incorporated                -           810
   Inventories                                     2,121         3,159
   Other current assets                              704           329
                                           -------------  ------------
        Total current assets                      14,313        12,292
                                           -------------  ------------
PROPERTY AND EQUIPMENT:

   Leasehold improvements                          9,276         9,005
   Equipment and furniture                         6,130         5,923
                                           -------------  ------------
                                                  15,406        14,928
   Less- Accumulated depreciation and
    amortization                                 (10,478)       (9,377)
                                           -------------  ------------
         Net property and equipment                4,928         5,551
                                           -------------  ------------

OTHER ASSETS
   Restricted cash                                   383           383
   Other assets                                    1,464         1,464
                                           -------------  ------------

         Total Other Assets                        1,847         1,847
                                           -------------  ------------
                                           $      21,088  $     19,690
                                           =============  ============


       The accompanying notes are an integral part of these statements.

                   CYTOGEN CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (continued)
                 (All amounts in thousands, except share data)
                                  (Unaudited)



LIABILITIES AND STOCKHOLDERS' EQUITY           September 30,  December 31,
                                                   1995          1994
                                               -------------  ------------
CURRENT LIABILITIES:

   Accounts payable and accrued liabilities    $       3,174  $      6,371
   Other current liabilities                           2,135         2,641
                                               -------------  ------------

        Total current liabilities                      5,309         9,012
                                               -------------  ------------

LONG TERM LIABILITIES                                  3,130         4,310
                                               -------------  ------------


COMMITMENTS AND CONTINGENCIES  (See Note 10)

REDEEMABLE COMMON STOCK,   0 and 250,000
   shares issued and outstanding in 1995
   and 1994, respectively, at redemption value           -           2,000
                                               -------------  ------------

STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value,
    5,400,000 shares authorized - none issued            -             -
   Common stock, $.01 par value, 69,600,000
    shares authorized, 34,413,000 and
    24,658,000 shares issued and outstanding
    in 1995 and 1994, respectively                       344           247
   Additional paid-in capital                        205,268       159,941
   Unrealized gains on investments                        29           -
   Accumulated deficit                              (192,992)     (155,820)
                                               -------------  ------------


        Total stockholders' equity                    12,649         4,368
                                               -------------  ------------

                                               $      21,088  $     19,690
                                               =============  ============

       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (All amounts in thousands, except per share data)
                                  (Unaudited)

                                                                     Quarter Ended            Year-To-Date Period Ended
                                                              -----------------------------  ----------------------------

                                                              September 30,   September 30,  September 30,  September 30,
                                                                  1995            1994           1995           1994
                                                              -------------   -------------  -------------  -------------
REVENUES:
   Product related                                            $         347   $         397  $       1,075  $         930
   License and contract                                               2,445               -          3,237             47
                                                              -------------   -------------  -------------  -------------
        Total Revenues                                                2,792             397          4,312            977
                                                              -------------   -------------  -------------  -------------

OPERATING EXPENSES:
   Research and development                                           4,526           5,497         14,822         14,616
   Selling and marketing                                                652           1,342          2,371          4,032
   Reacquisition of marketing and technology rights                       -               -         19,663              -
   General and administrative                                         1,512           1,768          4,702          4,310
                                                              -------------   -------------  -------------  -------------

        Total Operating Expenses                                      6,690           8,607         41,558         22,958
                                                              -------------   -------------  -------------  -------------

LOSS FROM OPERATIONS                                          $      (3,898)  $      (8,210) $     (37,246) $     (21,981)
                                                              -------------   -------------  -------------  -------------

NON-OPERATING INCOME (EXPENSE)
   Gain on investments, net                                             142             212            518            850
   Interest expense                                                    (148)              -           (444)             -
                                                              -------------   -------------  -------------  -------------

        Total Non-Operating Income (Expense)                             (6)            212             74            850
                                                              -------------   -------------  -------------  -------------

NET LOSS                                                      $      (3,904)  $      (7,998) $     (37,172) $     (21,131)
                                                              =============   =============  =============  =============

NET LOSS PER COMMON SHARE                                     $       (0.12)  $       (0.33) $       (1.20) $       (0.90)
                                                              =============   =============  =============  =============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                                33,013          24,259         30,998         23,536
                                                              =============   =============  =============  =============

       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                  (Unaudited)

                                                    Year-To-Date Period Ended
                                                  -----------------------------
                                                  September 30,   September 30,
                                                      1995            1994
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                          $     (37,172)  $     (21,131)
                                                  -------------   -------------
Adjustments to Reconcile Net Loss to Cash Used
 for
     Operating Activities:
      Acquisition of Marketing  and Technology
       Rights                                            19,663            -
      Depreciation and Amortization                       1,101             728
      Imputed Interest                                      444            -
      Inventory Writedown                                 1,144           1,052
      Stock Grants                                           43             102
      Amortization of Deferred Charges                      (27)            (99)
      Changes in Assets and Liabilities:
           Accounts receivable, net                        (197)           (426)
           Inventories                                     (106)           (444)
           Other current assets                            (375)            426
           Other assets                                      -              (53)
           Accounts payable and accrued
            liabilities                                  (2,870)            167
           Other liabilities                             (2,103)           -
                                                  -------------   -------------

      Total adjustments                                  16,717           1,453
                                                  -------------   -------------

      Net cash used for operating activities            (20,455)        (19,678)
                                                  -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Acquired in CytoRad Acquisition (See
 Note 4)                                                 10,514            -
Decrease ( Increase) in Short Term Investments           (1,232)          5,146
Purchases of Property and Equipment                        (475)         (2,113)
                                                  -------------   -------------

      Net cash provided by investing activities           8,807           3,033
                                                  -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                   14,309          14,442
Redemption of  Common Stock                                (332)           -
                                                  -------------   -------------

      Net cash provided by financing activities          13,977          14,442
                                                  -------------   -------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                              2,329          (2,203)

Cash and Cash Equivalents, Beginning of Period            7,700           4,074
                                                  -------------   -------------

Cash and Cash Equivalents, End of Period          $      10,029   $       1,871
                                                  =============   =============

       The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Information as of September 30, 1995 and for the quarters and year-to-date periods ended September 30, 1995 and September 30, 1994 is unaudited)


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

      At September 30, 1995, the Company's short term investments are classified under FAS No. 115 as available for sale. Accordingly, a net unrealized gain of approximately $29,000 has been recorded as a separate component of stockholders' equity at September 30, 1995.

Inventory

      The Company's inventory is primarily related to OncoScint CR/OV, its Food and Drug Administration ("FDA") approved monoclonal antibody-based imaging agent for the diagnosis of colorectal and ovarian cancers. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of:


                      September 30,     December 31,
                          1995             1994
                     --------------    -------------

Raw Materials       $     1,472,000   $    2,771,000
Work in Process                   -           49,000
Finished Goods              649,000          339,000
                     --------------    -------------
                    $     2,121,000   $    3,159,000
                     ==============    =============


      Inventory shown as of September 30, 1995 is net of a $2.1 million reserve. The Company's raw materials include an investment in monoclonal antibodies for commercial use, which the Company currently estimates will not be fully used in the foreseeable future. In July 1993, the Company petitioned FDA for an extension of the shelf life of monoclonal antibodies. As of September 30, 1995, approximately $934,000 of raw materials exceeded the currently authorized FDA shelf life. Given the uncertainty regarding FDA approval with respect to raw materials inventory, future inventory writedowns may be required. The realization of the Company's investment in raw materials inventory is dependent upon (i) the growth in product sales which, to date, has been slower than anticipated and (ii) the timing and outcome of FDA's response to the Company's request to extend the deemed shelf life, which cannot be predicted by the Company at this time.

Restricted Cash

      The Company has entered into equipment lease financing arrangements that require the issuance of letters of credit that are secured by certain securities. The aggregate amount of these securities totaled $383,000 and are segregated and classified as restricted cash in the accompanying consolidated balance sheets.

Other Assets

      Other assets consist primarily of undeveloped real property with a net book value of $1.3 million, which is valued at the lower of cost or market (see
Note 7).

Revenue Recognition

      Product related revenues include (i) product sales by the Company to its customers and its former U.S. and European distributors, Knoll Pharmaceuticals Company ("Knoll") and Chiron B.V., formerly EuroCetus B.V., successor in interest to EuroCetus International, N.V. ("Chiron"), respectively, (ii) co-promotion revenues, which resulted from the sale of commercial product by Knoll to its customers, and (iii) royalty payments on product sales by Chiron to its customers. Product sales are recognized upon shipment of finished goods. Co-promotion revenues were recognized upon the shipment by Knoll of product to its customers. Royalty revenues were recognized when Chiron shipped product to its customers. Beginning on July 1, 1994, as a result of the Company's termination of its relationship with Knoll (see Note 5), product related revenues include direct product sales by the Company to its U.S. customers, which were $347,000 and $1.1 million for the third quarter and year-to-date period of 1995, respectively. Since July 1, 1994, the Company has not recorded any product sales to Knoll or any co-promotion revenues. See Note 7 for discussion of the change in the Company's relationship with Chiron.

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

2.    CELLCOR, INC.:

      The Company entered into an Agreement and Plan of Merger dated June 15, 1995, as amended, with Cellcor, Inc. ("Cellcor") and a wholly-owned subsidiary of Cytogen (the "Merger Subsidiary"), which provided that, Cellcor would be merged with and into the Merger Subsidiary (the "Cellcor Merger"), whereupon the separate corporate existence of Cellcor would cease and the Merger Subsidiary would change its name to Cellcor, Inc.. At the effective time of the Cellcor Merger, each outstanding share of Cellcor common stock was converted into the right to receive .60 shares of Cytogen common stock and each outstanding share of Cellcor Convertible Preferred Stock was converted into the right to receive
218.94 shares of Cytogen common stock. Hillman Medical Ventures partnerships and certain of their affiliates (collectively, the "Cellcor Principal Stockholders") owned 46.5% of the Cellcor common stock and 95.2% of the Cellcor preferred stock. The Cellcor Principal Stockholders agreed to vote such shares in favor of the Cellcor Merger.

      In connection with the Cellcor Merger, holders of record of Cellcor common stock were granted the non-transferable right to purchase for cash up to an aggregate of approximately $26 million of Cytogen common stock (the "Subscription Offering"). Each holder of Cellcor common stock was entitled to purchase 1.118 shares of Cytogen common stock for each share of Cellcor common stock (rounded down to the nearest whole number) held by such holder at the close of business on August 17, 1995, the Subscription Offering record date, at a price of $3.89 per share of Cytogen common stock. Consummation of the Cellcor Merger was conditioned upon the purchase of at least $12.0 million of the Subscription Offering. Certain of the Cellcor Principal Stockholders had committed to purchase up to $12.0 million of the shares in the Subscription Offering.

      On October 16, 1995, the Company's stockholders approved the issuance of the Company's securities necessary to effect the acquisition of Cellcor and the Subscription Offering. On October 20, 1995, the Company completed its acquisition of Cellcor by merging Cellcor with and into the Merger Subsidiary. As a result of the Cellcor Merger, the Company will issue (i) 4,713,564 shares of Cytogen common stock to acquire Cellcor, and (ii) 5,144,388 shares of Cytogen common stock in connection with the Subscription Offering, raising a total of $20.0 million. As a result of the Cellcor Merger, the Company will record, a one-time non-cash charge of approximately $26.0 million for acquired research and development on its statement of operations in the fourth quarter of 1995, which charge represents the amount by which the purchase price exceeds the fair value of net assets acquired from Cellcor.

3.    DUPONT MERCK:

      On December 20, 1994, the Company entered into a license agreement (the "DP/Merck Agreement") with The DuPont Merck Pharmaceutical Company ("DuPont Merck"). Under the terms of the DP/Merck Agreement, the Company has licensed to DuPont Merck the Company's manufacturing and marketing rights to Quadramet/TM/ (or Samarium 153 EDTMP) in the U.S., if and when approved for marketing by FDA. The Company has retained the right to co-promote the product to nuclear medicine specialists. Quadramet is a cancer therapy agent for treatment of bone pain associated with bone metastases, for which a New Drug Application ("NDA") was accepted for filing by FDA on August 11, 1995. The Company acquired the U.S. rights to Quadramet from The Dow Chemical Company ("Dow") pursuant to a license agreement in March 1993 and assumed responsibility for the development and commercialization of the product at that time (see Note 6).

      Pursuant to the terms of the DP/Merck Agreement, the Company received from DuPont Merck an up-front cash payment of $1.0 million in December 1994, $4.0 million in January 1995 for the sale of 908,265 shares of the Company's common stock to DuPont Merck and $1.3 million in January 1995, of which $333,000 and $1.0 million were recognized as license and contract revenues in the third quarter and year-to-date period of 1995, respectively, to fund additional clinical programs to expand the use and marketing of Quadramet. The DP/Merck Agreement further provides for future payments of up to $2.9 million toward additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval, and royalty payments based on sales, including guaranteed minimum payments.

4.    CYTORAD INCORPORATED:

      On November 15, 1994, the Company entered into an Agreement and Plan of Merger (the "CytoRad Merger Agreement") with CytoRad Incorporated ("CytoRad") to purchase all of CytoRad's outstanding units, each unit consisting of one share of the callable common stock of CytoRad and one warrant to purchase one share of the common stock of the Company at $24.15 per share. Pursuant to the CytoRad Merger Agreement, on January 20, 1995, the Company commenced an exchange offer to exchange for each CytoRad unit (i) 1.5 shares of the Company's common stock,
(ii) a warrant to acquire one share of the Company's common stock for $8.00 that expires January 31, 1997 and (iii) a contingent value right ("CVR") to receive, under certain circumstances and at no additional cost, up to one-half share of the Company's common stock. The CVR will be triggered in the event that the aggregate trading price of 1.5 shares of the Company's common stock and the new warrant averages less than $12.00 during the 45 consecutive trading days ending January 31, 1997. However, the CVR will expire and have no value if the aggregate trading price for such securities averages $12.00 or more during any 45 consecutive trading days prior to January 31, 1997.

      On February 23, 1995, the Company's stockholders approved the issuance of the Company's securities necessary to effect the acquisition of CytoRad. On February 24, 1995, the Company announced that it had completed the exchange offer, pursuant to which approximately 93% of the outstanding CytoRad units were validly tendered. In addition, the

Company announced on February 27, 1995 that it had completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. Holders of CytoRad common stock who did not tender their CytoRad units in the exchange offer became entitled to receive as a result of the merger one and one-half shares of the Company's common stock and one CVR for each share of CytoRad common stock owned thereby. As of September 30, 1995, the Company had issued 6,035,235 shares of common stock, 4,023,495 CVRs and 4,023,495 warrants pursuant to the exchange offer. Although the 1,505 previously issued Cytogen warrants forming a part of CytoRad units not tendered in the exchange offer remain outstanding after the merger, the Company has agreed that such warrants will be exercisable at $8.00 per warrant share pursuant to the terms of the CytoRad Merger Agreement. As a result of the merger, the Company reacquired the product rights to the prostate, ovarian and bladder products it had previously licensed to CytoRad. In addition, the Company will not recognize any further contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities, before payment of certain of the Company's transaction costs, were acquired by the Company. In the first quarter of 1995, the Company recorded approximately $19.7 million for reacquisition of technology and marketing rights as a charge to its statement of operations, representing the amount by which the purchase price exceeded the fair value of net assets acquired from CytoRad.

5.    KNOLL PHARMACEUTICAL COMPANY:

      On November 1, 1994, the Company executed a termination agreement with Knoll (the "Termination Agreement"). Pursuant to the Termination Agreement, the Company has reacquired from Knoll all U.S. marketing rights (the "U.S. Rights") to OncoScint CR/OV, which were previously granted to Knoll pursuant to a License, Supply and Marketing Agreement dated December 19, 1991 (the "Knoll Agreement"). The Termination Agreement requires the Company to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of the Knoll Agreement. The payment of these liabilities has been rescheduled as follows: $3.1 million in 1995, which amount has been paid; $1.6 million in 1996; $1.6 million in 1997; and $1.7 million in 1998. In November 1994, the Company recorded a non-recurring charge of $2.4 million for the reacquisition of the U.S. Rights. Imputed interest of $130,000 and $391,000 relating to the obligation, which was discounted based upon a 10% interest rate, were recorded for the third quarter and year-to-date period of 1995, respectively.

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

6.    THE DOW CHEMICAL COMPANY:

      In 1993, the Company acquired an exclusive license in the U.S. from Dow for Quadramet. In connection with this acquisition, the Company issued to Dow warrants to purchase 260,000 shares of the Company's common stock at $12.50 per share. In the third quarter of 1995, upon the filing of the NDA for Quadramet with FDA, the Company recorded a one-time licensing fee of $2.0 million from Dow for their use of Quadramet's NDA filing package. At the same time, the Company was required to pay to Dow $1.0 million. The Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

7.    REVENUES FROM MAJOR CUSTOMERS:

      Customers who contributed 10% or more of the Company's total product related, license and contract revenues were as follows:

                                 Quarter Ended         Year-To-Date Period Ended
                              --------------------     -------------------------
                              Sept. 30,  Sept. 30,       Sept. 30,  Sept. 30,
                                1995       1994            1995       1994
                              --------   ---------       --------   ---------
Customer
-------------
Dow (See Note 6)                 70%         -              45%         -
DuPont Merck (See Note 3)        12%         -              23%         -
Company A                         6%         -              11%         -
Knoll (See Note 5)                -          -               -         41%
Chiron                            -          8%              -         13%

      On December 30, 1994, the Company entered into a disengagement agreement (the "Disengagement Agreement") with Chiron. Pursuant to a Distribution and License Agreement dated as of October 21, 1989 and as amended on May 18, 1992, the Company granted to Chiron exclusive marketing and distribution rights in Europe (the "European Rights") to OncoScint CR/OV, under which no contract and product related revenues were realized in the third quarter of 1995 compared to $31,000 recorded for the same period of the prior year. For the comparable year-to-date periods, contract and product related revenues were $3,000 in 1995 compared to $130,000 in 1994. Under the Disengagement Agreement, the Company reacquired the European Rights and purchased certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market OncoScint CR/OV in 12 countries in Europe. This reacquisition was consummated on February 16, 1995. The resulting liability of Cytogen to Chiron, which consisted of the reacquisition price of $1.0 million plus closing costs, was partially offset by a $127,000 receivable from Chiron, and will be paid over three years and without interest, as follows: $200,000 in 1995, $300,000 in 1996 and $377,181 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company. As a result of the reacquisition of the European Rights, the Company recorded a liability and non-recurring charge of $800,000 in the fourth quarter of 1994. Imputed interest of $18,000 and $53,000 relating to the obligation, based upon a 10% interest rate, was recorded in the third quarter and year-to-date period of 1995, respectively. Until the earlier of (i) an agreement with a new distributor, or (ii) December 31, 1995, Chiron will continue to provide warehousing and distribution services to the Company.

      On August 28, 1995, Cytogen announced that it has executed Letters of Intent with CIS bio international ("CIS"), a radiopharmaceutical company headquartered in France, to market OncoScint CR/OV in Europe and other countries outside North America, and with Faulding (Canada) Inc. ("Faulding") to market OncoScint CR/OV in Canada. These agreements in principle are subject to the negotiation and execution of definitive agreements and all necessary corporate approvals. No assurance can be given that such definitive agreements will be executed or regarding the timing of such execution.

      Company A is a chain of radiopharmacies.

8.    REDEEMABLE COMMON STOCK:

      In September 1989, Cytogen entered into a research and option agreement (the "Bracco Agreement") with Bracco Industria Chimica S.p.A. ("Bracco"), pursuant to which Bracco purchased 250,000 shares of Cytogen common stock (the "Bracco Shares") at $8.00 per share. The Bracco Agreement provided that Cytogen would be obligated to repurchase the Bracco Shares from Bracco under certain circumstances for an aggregate purchase price of $2.0 million (the "Purchase Price"). Bracco had notified Cytogen of its belief that Cytogen had an obligation to redeem the Bracco Shares and requested that Cytogen repurchase the Bracco Shares. Cytogen asserted that it did not have an obligation to repurchase the Bracco Shares. In August 1995, Cytogen and Bracco agreed that Bracco would sell the Bracco Shares on the Nasdaq National Market ("NASDAQ") and Bracco sold the Bracco Shares for an aggregate purchase price of $1,375,000 (the "Shares Sale Price"), or $5.50 per share. At that date, Bracco had an outstanding account payable due and owing to Cytogen in an amount equal to $293,408 (the "Payable"). Cytogen also agreed to pay to Bracco the amount equal to the difference between (i) the Purchase Price and (ii) the sum of the Shares Sales Price plus the Payable (or $331,592), in full settlement of the dispute, which amount has been paid.

      Under the Bracco Agreement, contract revenues of $41,000 were recognized in the first quarter of 1994. There are no contract revenues from Bracco in 1995.


9.    COMMON STOCK:

      In January 1994, the Company sold an aggregate of 2 million shares of common stock to several European institutions, realizing net proceeds of $9.1 million.

      On May 6, 1994, the Company and Fletcher Capital Markets, Inc. ("Fletcher") entered into a revised investment agreement under which (i) Fletcher purchased 500,000 shares of the Company's common stock at a price of $3.50 per share totalling $1.7 million, (ii) assignees of Fletcher purchased an additional 900,000 shares of the Company's common stock in August 1994 at $4.00 per share totalling $3.6 million and (iii) Fletcher purchased 1.8 million shares of the Company's common stock in August 1995, at an aggregate price of approximately $7.3 million, or $4.058 per share, under an option agreement, pursuant to which Fletcher could purchase up to 9.9% of Cytogen's outstanding common stock (including shares previously purchased). The terms of the option agreement have been amended so that Fletcher may purchase up to an additional
1.0 million shares of Cytogen common stock until November 15, 1995. The shares involved in this transaction were registered pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission on April 6, 1994, as amended.

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

      In September 1995, Cytogen and Fletcher Fund, L.P., a Delaware limited partnership ("Fletcher Fund"), entered into an Investment Agreement (the "Investment Agreement") pursuant to which Cytogen (i) sold to Fletcher Fund 665,352 shares of Cytogen common stock on September 11, 1995 for an aggregate purchase price of $2.7 million, and (ii) will have the right, during the period beginning October 13, 1995 and ending March 29, 1996, to issue and sell to Fletcher Fund, and Fletcher Fund will be obligated to purchase, up to 675,000 shares of Cytogen common stock from time to time (collectively, the "Put Rights") at a purchase price per share equal to 101% of the average of the daily volume weighted average price of Cytogen common stock on NASDAQ during a designated twenty-one business day period. Under certain circumstances, Fletcher Fund will have the right to decrease or increase the number of shares of Cytogen common stock to be purchased in connection with the exercise of a Put Right by Cytogen, but in no event shall the total number of shares sold by Cytogen and purchased by Fletcher Fund pursuant to the Investment Agreement exceed 4.9% of the total number of shares of Cytogen common stock outstanding, after giving effect to the proposed sale and purchase of the shares in question. The shares to be issued and sold in this transaction were registered pursuant to a registration statement on Form S-3 filed with the Commission in April 1994.

      See Notes 2, 3, 4 and 10 for information related to the Company's issuance of common stock in connection with the Cellcor Merger, DP/Merck Agreement, CytoRad merger and settlement of stockholders litigation, respectively. See
Note 8 for discussion of redeemable common stock.

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

      On December 20, 1994, the Company entered into a license agreement with DuPont Merck pursuant to which DuPont Merck will have responsibility for manufacturing and marketing Quadramet in the U.S., if and when approved for marketing by FDA. The Company has retained the right to co-promote the product to nuclear medicine specialists. Pursuant to the DP/Merck Agreement, the Company received from DuPont Merck an up-front cash payment of $1.0 million in December 1994 and $5.3 million in January 1995, of which $1.3 million was to fund additional clinical programs to expand the use and marketing of Quadramet. See Note 3 to the Consolidated Financial Statements. The NDA for Quadramet was accepted for filing by FDA effective August 11, 1995. The timing and outcome of FDA's decision regarding Quadramet cannot be predicted by the Company at this time.

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

          To date, sales of OncoScint CR/OV in both the U.S. and European markets have been limited. In May 1995, Cytogen announced its initial implementation of a targeted marketing and sales program designed to provide additional quality control and support for OncoScint CR/OV, as well as to build the program in preparation for the launch of ProstaScint, the Company's prostate cancer imaging agent, for which a Product License Application was submitted to and accepted for filing by FDA effective March 13, 1995. The timing and outcome of FDA's decision regarding ProstaScint cannot be predicted by the Company at this time. Cytogen believes that both OncoScint CR/OV and ProstaScint are novel "technically-sophisticated" products requiring a core group of highly trained, expert nuclear medicine sites to serve as the primary users of these imaging agents. This effort is referred to as Cytogen's Partners In Excellence program (the "PIE" program").

      The key objective of the PIE program is to direct referrals for patients to be imaged with the Company's products to only those nuclear medicine sites that are capable of expertly acquiring, processing and interpreting antibody-derived images. It has been the Company's experience that well-trained and competent nuclear medicine sites produce more consistent and accurate scan results and are less likely to read scans incorrectly. As information is the key benefit of an imaging agent, the PIE program may provide a valuable benefit to referring physicians, patients and payors. There can be no assurance that this marketing strategy will be successful or that product related revenues will increase markedly.

      In August 1995, the Company announced that it has executed Letters of Intent with CIS to market OncoScint CR/OV in Europe and other countries outside North America, and with Faulding to market OncoScint CR/OV in Canada. These agreements in principle are subject to the negotiation and execution of definitive agreements and all necessary corporate approvals. No assurance can be given that such definitive agreements will be executed or regarding the timing of such execution.

      On October 20, 1995, the Company completed its acquisition of Cellcor by merging Cellcor with and into a wholly-owned subsidiary of the Company. See
Note 2 to the Consolidated Financial Statements. Cellcor is a biotechnology company focused on the development and commercialization of autolymphocyte therapy (ALT), a proprietary immunotherapy using a patient's own immune cells to treat cancer and certain infectious diseases. Cellcor recently completed the patient accrual for its Phase III pivotal trial using ALT to treat metastatic kidney cancer patients and in September, received FDA approval to proceed with a Treatment IND that allows ALT to be available as a treatment option for these patients. Importantly, the Treatment IND also allows Cellcor to recover costs associated with the treatment. The Company will record a one-time non-cash charge of approximately $26.0 million for acquired research and development on its statement of operations in the fourth quarter of 1995, representing the amount by which the purchase price exceeds the fair value of net assets acquired from Cellcor.

      Revenues. Total revenues for the third quarter and year-to-date periods of 1995 were $2.8 million and $4.3 million, respectively, compared to $397,000 and $977,000 recorded in the same periods of 1994. The increase from prior year periods is primarily attributable to contract revenues realized from Dupont Merck in the amounts of $333,000 and $1.0 million for the third quarter and year-to-date period of 1995, respectively, for continued clinical development of Quadramet. In addition, in the third quarter of 1995, the Company recorded a one-time licensing fee of $2.0 million from Dow for their use of Quadramet's NDA filing package.

      In the third quarter and year-to-date period of 1995, product related revenues from the sales of OncoScint CR/OV were $347,000 and $1.1 million, respectively, compared to $397,000 and $930,000 recorded for the same periods of 1994. The 1994 product related revenues included a $105,000 reduction for returns of OncoScint CR/OV inventory because of shelf life expiration.

      License and contract revenues for the third quarter and year-to-date period of 1995 were $2.4 million and $3.2 million, respectively, compared to $0 and $47,000 realized in the same periods of 1994. The increase from prior year periods is primarily attributable to license and contract revenues from DuPont Merck and Dow. The 1994 license and contract revenues were attributable to Bracco and Chiron.

      Operating Expenses. Operating expenses for the third quarter and year-to-date period of 1995 were $6.7 million and $41.6 million, respectively, compared to $8.6 million and $23.0 million recorded in the same periods of 1994. The third quarter decrease from the comparable prior year period principally reflects the Company's continuing objective to control spending and to focus its efforts on its highest priorities. The year-to-date increase from the prior year period is largely attributable to a one-time non-cash charge of $19.7 million recorded in the first quarter of 1995 for the reacquisition of marketing and technology rights associated with the CytoRad merger.

      Research and development expenses for the third quarter of 1995 were $4.5 million compared to $5.5 million recorded in the same period of the prior year. These expenses, which principally reflect product development efforts and support for various ongoing clinical trials, included a $1.0 million milestone payment to Dow in the third quarter of 1995 at the time of the filing of the NDA for Quadramet. Year-to-date research and development expenses in 1995 were $14.8 million compared to $14.6 million recorded in the same period of the prior year. These expenses included $1.1 million of inventory writedowns for each of the years 1994 and 1995. In July 1993, the Company petitioned FDA for shelf-life extension for certain commercial raw material inventory. The timing and outcome of FDA's response to this request is uncertain and cannot be predicted by the Company at this time. Given the quantities of commercial raw material inventory along with the uncertainty of FDA's response regarding shelf-life extension for this inventory, future inventory writedowns may be required. See
Note 1 to the Consolidated Financial Statements.

      Selling and marketing expenses for the third quarter and year-to-date period of 1995 were $652,000 and $2.4 million, respectively, compared to $1.3 million and $4.0 million recorded in the same periods of the prior year. The decrease from the prior year periods is primarily attributable to the reduction of salaries and employee related expenses that resulted from the restructuring of the Company's sales force, as well as to reduction of promotional expenses associated with OncoScint CR/OV.

      The $19.7 million charge to reacquire marketing and technology rights on the statement of operations recorded in the first quarter of 1995 was a one-time non-cash charge representing the amount by which the purchase price exceeded the fair value of net assets acquired in connection with the CytoRad merger.

      General and administrative expenses for the third quarter and year-to-date period of 1995 were $1.5 million and $4.7 million, respectively, compared to $1.8 million and $4.3 million recorded in the same periods of the prior year. The year-to-date increase from the prior year period is primarily attributable to increased spending for professional and consulting services.

      Non-Operating Income/Expense. Net gains on investments for the third quarter and year-to-date period of 1995 were $142,000 and $518,000, respectively, compared to $212,000 and $850,000 realized in the comparable prior year periods. The decrease from the prior year periods is due to the decline of the average cash and short term investments balance for the respective periods. Imputed interest expense of $148,000 and $444,000 on liabilities associated with the Company's termination agreements with Knoll and Chiron were recorded for the third quarter and year-to-date period of 1995, respectively.

      Net Loss. Net loss for the third quarter of 1995 was $3.9 million compared to an $8.0 million loss recorded in the same period of 1994. The loss per common share was $0.12 on 33.0 million average shares outstanding compared to $0.33 on 24.3 million average shares outstanding for the comparable period of 1994.

      For the year-to-date period in 1995, the net loss was $37.2 million compared to a $21.1 million loss recorded in the comparable period of the prior year. The loss per common share was $1.20 on 31.0 million average shares outstanding compared to $0.90 on 23.5 million average shares outstanding in 1994. As discussed above, the increase in the net loss and net loss per common share is primarily attributable to the charge to the statement of operations for the reacquisition of marketing and technology rights. At September 30, 1995, the Company had outstanding (i) options to purchase up to 1.7 million shares of Cytogen common stock under its various stock option award plans with exercise prices ranging from $2.44 to $17.00 per share; (ii) the Option with Fletcher to purchase up to 1.0 million shares of Cytogen common stock; (iii) warrants to purchase 4.3 million shares of Cytogen common stock with exercise prices ranging from $8.00 to $12.50 per share; (iv) CVRs to receive, under certain circumstances, up to 2.0 million shares of Cytogen common stock; and (v) the Put Right to issue and sell to Fletcher Fund up to 675,000 shares of Cytogen common stock. The loss per share calculation stated above does not take into account the shares issuable upon exercise of such options, warrants and CVRs as their effect is antidilutive.

Liquidity and Capital Resources

      The Company's cash and short term investments as of September 30, 1995 were $11.3 million, compared to $7.7 million as of December 31, 1994. The cash used for operating activities and purchases of property and equipment for the nine months ended September 30, 1995 were $20.5 million and $475,000, respectively, compared to $19.7 million and $2.1 million used in the same periods of 1994. The decrease in cash used for purchases of property and equipment in 1995 compared to the prior year period reflects the 1994 capital expenditures associated with the project to create additional manufacturing capacity to produce the antibodies used with ProstaScint.

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

      In June 1995, the Company and Cellcor entered into an agreement for the acquisition of Cellcor by the Company. On October 20, 1995, the Company completed its acquisition of Cellcor by merging Cellcor with and into a wholly-owned subsidiary of the Company. In connection with the Subscription Offering to Cellcor common stockholders, the Company raised an aggregate of $20.0 million, before certain transaction costs. See Note 2 to the Consolidated Financial Statements.

      In July 1995, Fletcher purchased 1.8 million shares of the Company's common stock at an aggregate price of approximately $7.3 million or $4.058 per share, under an option agreement pursuant to which Fletcher could purchase up to 9.9% of Cytogen's outstanding common shares (including shares previously purchased). The terms of the option agreement have been amended so that Fletcher may purchase up to an additional 1 million shares of the Company's common stock until November 15, 1995.

      In September 1995, Cytogen and Fletcher Fund entered into an Investment Agreement pursuant to which Cytogen (i) sold to Fletcher Fund 665,352 shares of Cytogen common stock on September 11, 1995 for an aggregate purchase price of $2.7 million, and (ii) will have the right, during the period beginning October 13, 1995 and ending March 29, 1996, to issue and sell to Fletcher Fund, and Fletcher Fund will be obligated to purchase, up to 675,000 shares of Cytogen common stock from time to time at a purchase price per share equal to 101% of the average of the daily volume weighted average price of Cytogen common stock on NASDAQ during a designated twenty-one business day period. Under certain circumstances, Fletcher Fund will have the right to decrease or increase the number of shares of Cytogen common stock to be purchased in connection with the exercise of a Put Right by Cytogen, but in no event shall the total number of shares sold by Cytogen and purchased by Fletcher Fund pursuant to the

Investment Agreement exceed 4.9% of the total number of shares of Cytogen common stock outstanding, after giving effect to the proposed sale and purchase of the shares in question. The shares to be issued and sold in this transaction were registered pursuant to a registration statement on Form S-3 filed with the Commission in April 1994.

      The Company has recorded product related revenues from the sales of its OncoScint Colorectal product in Europe since 1992 and from sales of OncoScint CR/OV in the U.S. since January 1993. To date, sales have not been significant and are not expected to become a significant source of cash flow in 1995. In anticipation of the execution of the Termination Agreement (described below), as of May 20, 1994, Knoll ceased its selling efforts and since that date, the Company's direct sales force has been the sole marketer in the U.S. of OncoScint CR/OV. Beginning July 1, 1994, product related revenues have included direct product sales by the Company to its U.S. customers. Since that date, the Company has not recorded any product sales to Knoll or any co-promotion revenues. The Company is currently evaluating its product marketing options in the U.S. and continues to consider the value of maintaining its direct selling efforts, as well as co-promotion alliances or licensing of all rights to a third party. In May 1995, the Company announced its initial implementation of the PIE program described above. Depending on the success of the PIE program, significant resources might be required. There can be no assurance that Cytogen's marketing strategy will be successful.

      On November 1, 1994, the Company executed the Termination Agreement with Knoll terminating the Knoll Agreement. Pursuant to the Termination Agreement, the Company has reacquired from Knoll all of the U.S. Rights to OncoScint CR/OV. The Termination Agreement requires the Company to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of the Knoll Agreement. The payment of these liabilities has been rescheduled as follows:
$3.1 million in 1995, which amount has been paid; $1.6 million in 1996; $1.6 million in 1997; and $1.7 million in 1998. See Note 5 to the Consolidated Financial Statements.

      On December 30, 1994, the Company entered into the Disengagement Agreement with Chiron to reacquire the European Rights and purchase certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market OncoScint CR/OV in 12 countries in Europe. This reacquisition was consummated on February 16, 1995. See Note 7 to the Consolidated Financial Statements. The resulting liability of Cytogen to Chiron, which consisted of the reacquisition price of $1.0 million plus closing costs, was partially offset by a $127,000 receivable from Chiron, and will be paid over three years and without interest, as follows: $200,000 in 1995, $300,000 in 1996 and $377,000 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company.

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

      In 1993, the Company acquired an exclusive license in the U.S. from Dow for Quadramet. See Note 6 to the Consolidated Financial Statements. In the third quarter of 1995, upon the filing of the NDA for Quadramet with FDA, the Company recorded a one-time licensing fee of $2.0 million from Dow for their use of Quadramet's NDA filing package. At the same time, the Company was required to pay to Dow $1.0 million, which amount was offset against the $2.0 million payment from Dow. In addition, the Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

      In December 1994, Cytogen entered into a license agreement with DuPont Merck. Pursuant to the terms of the DP/Merck Agreement, Cytogen received from DuPont Merck an up-front cash payment of $1.0 million in December 1994, $4.0 million in January 1995 for the sale to DuPont Merck of 908,265 shares of Cytogen common stock and $1.3 million in January 1995 to fund additional clinical programs to expand the use and marketing of Quadramet. The DP/Merck Agreement further provides for future payments of up to $2.9 million towards additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval and royalty payments based on sales, including guaranteed minimum payments.

      In September 1989, Cytogen entered into the Bracco Agreement, pursuant to which Bracco purchased 250,000 shares of Cytogen common stock at $8.00 per share. The Bracco Agreement provided that Cytogen would be obligated to repurchase the Bracco Shares from Bracco under certain circumstances for an aggregate Purchase Price of $2.0 million. Bracco had notified Cytogen of its belief that Cytogen had an obligation to redeem the Bracco Shares and requested that Cytogen repurchase the Bracco Shares. Cytogen asserted that it did not have an obligation to repurchase the Bracco Shares. In August 1995, Cytogen and Bracco agreed that Bracco would sell the Bracco Shares on NASDAQ and Bracco sold the Bracco Shares for an aggregate Share Sales Price of $1,375,000, or $5.50 per share. At that date, Bracco had an outstanding Payable due and owing to Cytogen in an amount equal to $293,408. Cytogen also agreed to pay to Bracco the amount equal to the difference between (i) the Purchase Price and (ii) the sum of the Shares Sales Price plus the Payable (or $331,592), in full settlement of the dispute, which amount has been paid.

      The Company's capital and operating requirements, as described above, may further change depending upon several factors, including: (i) the amount of resources which the Company devotes to clinical evaluations and the establishment of manufacturing, marketing and sales capabilities; (ii) results of preclinical testing, clinical trials and research and development activities; and (iii) competitive and technological developments. The Company plans to continue to control spending for the balance of 1995 and anticipates that its existing cash and short term investments of $11.3 million at September 30, 1995, together with the proceeds from the Subscription Offering, which raised $20.0 million, other financing and acquisition opportunities which may become available (including possible financings with Fletcher, Fletcher Fund L.P. and Nomura under the terms of the agreements with the parties), and the receipt of additional funds from DuPont Merck in accordance with the terms of the DP/Merck Agreement, will be adequate to support the Company's operations into 1996.

      The Company's financial strategy is to meet its capital and operating requirements through revenues from existing products, the establishment of strategic marketing alliances, research and development partnerships, the acquisition, in-licensing and development of other technologies, products or services, subcontract manufacturing revenues, license and contract revenues, sale of equity securities as market conditions permit, interest income, and a continued commitment to control spending. This strategy may increase short term expenses and, if successful, increase long term revenues. In addition, certain of these transactions are likely to require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing any product or technology. There can be no assurance as to the strategy's success or that any resulting funds will be sufficient to meet the Company's cash requirements through the time that product related resources are sufficient to cover the Company's operating expenses.

Item 6  - Exhibits and Reports on Form 8-K
------

          (a) Exhibits:

          10.1- Amendment to the Option Agreement between Cytogen Corporation and Fletcher Capital Markets, Inc. dated August 10, 1995/(1)/.


          10.2- Investment Agreement between Cytogen Corporation and Fletcher Fund L.P. dated September 8, 1995/(1)/.

          27.1- Financial Data Schedule (submitted to the Securities and Exchange Commission only in electronic format)

____________

(1) Filed as an exhibit to Cytogen Corporation's Registration Statement on Form S-4 (Registration No. 33-62617), filed with the Securities and Exchange Commission on September 13, 1995, and incorporated herein by reference.

          (b) Reports on Form 8-K:

          During the third quarter of 1995, the Company filed a Form 8-K dated September 25, 1995 to report on "Item 5. Other Events" regarding the issuance of a press release by Cellcor announcing FDA's approval of its Treatment IND program.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CYTOGEN CORPORATION



Date  November 13, 1995          By /s/ T. Jerome Madison
      ----------------------     -------------------------------------
                                 T. Jerome Madison
                                 Chief Financial Officer
                                 (Authorized Officer and Principal Financial
                                  Officer)