Form 10-K
period 1995-12-31
CYTOGEN CORP
filed 1996-03-28
CIK 725058

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER 0-14879

                              CYTOGEN CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               22-2322400
     (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

         600 COLLEGE ROAD EAST,                        08540-5308
                 CN5308,                               (ZIP CODE)
          PRINCETON, NEW JERSEY
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 987-8200.

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

 WARRANTS TO PURCHASE ONE SHARE OF COMMON STOCK, $.01 PAR VALUE, OF REGISTRANT
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [_] .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the registrant's 40,579,729 shares of Common Stock held by non-affiliates of the registrant on February 22, 1996, based on $7.4375 per share, the last reported sale price on the NASDAQ National Market on that date, was $301,811,734.

The number of shares of Common Stock outstanding as of February 22, 1996 was 46,881,707 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                    FORM 10-K
                     DOCUMENT                         PART
                     --------                       ---------
   Portions of the definitive Proxy Statement with     III
    respect to the 1996 Annual Meeting of Stock-
    holders (hereinafter referred to as the "Proxy
    Statement"), but specifically excluding the
    sections titled "Compensation Committee Report
    on Executive Compensation" and "Performance
    Graph", which shall not be deemed to be incor-
    porated by reference herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  CYTOGEN Corporation ("CYTOGEN" or the "Company"), a Delaware corporation, is a biopharmaceutical company engaged in the discovery, development, manufacture and marketing of products to better diagnose and treat cancer and other related immunologic diseases. The Company's current portfolio of products provides the targeted delivery of diagnostic and therapeutic substances directly to the sites of disease, as well as cellular therapies for the treatment of cancer and infectious diseases. The Company's business objective is to use patented and proprietary technologies to develop specific in vivo cancer diagnostic imaging agents and targeted therapeutic products that respond to unmet medical needs and can benefit patients with cancer and other diseases. Its wholly-owned subsidiary, Cellcor, Inc. ("Cellcor"), a Delaware corporation, is a biotechnology company. As used herein, the term "Company" may mean CYTOGEN and its wholly-owned subsidiary, taken as a whole, where appropriate.

  Currently, the Company's highest priority products and technology are: (i) OncoScint(R) CR/OV, CYTOGEN's monoclonal antibody-based diagnostic imaging agent for colorectal and ovarian cancer, which has been approved by the U.S. Food and Drug Administration ("FDA") for both single and repeat administration (see "Cancer Diagnostic Imaging Products--OncoScint CR/OV"); (ii) ProstaScint(TM), a prostate cancer diagnostic imaging product, for which a Product License Application ("PLA") was accepted as filed by FDA in March 1995 (see "Cancer Diagnostic Imaging Products--ProstaScint"); (iii) Quadramet(TM), also referred to by its chemical name, Samarium 153 EDTMP, a cancer therapy agent for the treatment of bone pain associated with bone metastases, for which a New Drug Application ("NDA") was accepted as filed by FDA in August 1995 (see "Cancer Therapeutic Products--Quadramet"); (iv) the Genetic Diversity Library ("GDL") technology involving peptides that have potentially significant commercial applications in the rapid screening of drug candidates, in basic drug discovery programs, in in vitro diagnostics, as peptide-based therapeutics, and in the discovery of synthetic genes or "SynGenes" (see "Research and Development--Genetic Diversity Library Technology-- TSARs\SynGenes"); and (v) the autolymphocyte therapy ("ALT"), developed by Cellcor for the treatment of advanced metastatic renal cell carcinoma ("mRCC"), which is in late Phase III development (see "Cancer Therapeutic Products--ALT Therapy for mRCC").

  The Company is continuing to evaluate, invest in and support the sales and marketing activities with respect to OncoScint CR/OV, as well as the potential marketing of ProstaScint and other technically-sophisticated tumor imaging agents. See "Marketing and Sales--OncoScint CR/OV". The Company has also assigned high priority to the product development and commercialization programs for ProstaScint, Quadramet and ALT for the treatment of mRCC.

  The Company's strategic plan calls for expanding the Company's current product portfolio through the continued in-licensing of additional products and related technologies, such as Quadramet, and the acquisition of other companies with related or complementary products, technologies and/or services, such as Cellcor. No prediction can be made, however, as to when or whether CYTOGEN can accomplish this objective or whether accomplishment of the objective will lead to new commercially-viable products or technologies.

  In addition, CYTOGEN has committed additional resources to its GDL technology, which, as a result of patent filings and development trends, was previously referred to as the Totally Synthetic Affinity Reagents SynGenes ("TSARs\SynGenes") program. This program involves long peptides that have the ability to recognize and bind to specific target sites in the human body. CYTOGEN believes that the ability of these compounds to bind to predetermined sites may mediate certain diagnostic or therapeutic effects more effectively than other existing products. CYTOGEN is pursuing corporate alliances and basic research and development agreements in order to potentially validate and partially fund the GDL technology programs. While several initial research alliances were formed in 1995, there can be no assurance that these alliances will be successful or that

CYTOGEN will be successful in establishing such alliances and agreements in the future. See "Research and Development--Genetic Diversity Library Technology--TSARs\SynGenes".

  The Company neither makes public forecasts regarding the timing or outcome of FDA-related activities nor makes public predictions regarding the timing of marketing partnerships. No assurance can be given regarding FDA approval or the successful establishment of marketing agreements.

CANCER DIAGNOSTIC IMAGING PRODUCTS

  Overview. Currently, the cancer diagnostic imaging products consist of CYTOGEN's monoclonal antibody-based imaging agents for colorectal, ovarian, prostate, and breast cancers. The Company's imaging products utilize CYTOGEN's proprietary targeted delivery system, employing whole monoclonal antibodies, to deliver the diagnostic radioisotope indium-111 to malignant tumor sites. The imaging products are supplied to hospitals and central radiopharmacies without the radioisotope. Prior to patient administration, the radioisotope is attached by the radiopharmacist using a simple liquid transfer procedure developed by CYTOGEN.

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

  OncoScint CR/OV. OncoScint CR/OV was approved by FDA in the U.S. in December 1992. This product was approved for single use with other appropriate, commercially available diagnostic tests, including but not exclusive to Computerized Tomography (CT) and Magnetic Resonance Imaging (MRI), to locate malignancies outside the liver in patients with known colorectal or ovarian cancer. Prior to receipt of FDA approval, CYTOGEN had completed additional clinical trials which supported repeat administration of the product, and submitted that data to FDA. In November 1995, FDA approved this expanded indication allowing for repeat administration of Oncoscint CR/OV. Repeat administration is an important next step for OncoScint, and may lead to a modest increase in sales. See "Marketing and Sales--OncoScint CR/OV." With respect to Europe, this data was also submitted to the Committee for Proprietary Medicinal Products (the "CPMP"), which had approved OncoScint for colorectal cancer in 1991. In December 1993, OncoScint CR/OV received CPMP approval for repeat administration and ovarian cancer indications. Individual member country approvals are required before marketing under these new indications can be commenced. OncoScint CR/OV is now approved for sale in eight Western European countries and four Eastern European countries.

  Currently, OncoScint CR/OV is being marketed in the U.S. by CYTOGEN. While the product has technically performed as predicted in clinical applications, OncoScint CR/OV has achieved very limited sales, and negligible sales growth, in both the U.S. and European markets since its introduction. As a result, in 1994, the Company re-evaluated its relationships with its U.S. and European distributors. CYTOGEN reacquired the U.S. marketing rights ("U.S. Rights") for the product from Knoll Pharmaceutical Company ("Knoll") in November 1994. See "Marketing and Sales--Knoll Pharmaceutical". CYTOGEN also reacquired the European marketing rights for OncoScint CR/OV from Chiron B.V., formerly EuroCetus B.V., successor in interest to EuroCetus International, N.V. ("Chiron") in February 1995. In December 1995 and January 1996, CYTOGEN signed agreements with Faulding (Canada) Inc. ("Faulding") and CIS biointernational ("CISbio"), respectively, for the marketing of Oncoscint CR/OV outside the U.S. See "Marketing and Sales--Faulding" and "CIS biointernational."

  Because CYTOGEN is the first sponsor to obtain FDA marketing approval for a monoclonal antibody-based ovarian cancer imaging product that has been designated as an orphan drug by FDA, CYTOGEN is entitled to certain exclusive marketing rights with respect to the product. See "Government Regulation and Product Testing--Orphan Drug Act."

  The breast cancer clinical development program, which involves the use of OncoScint CR/OV to determine whether the cancer has spread to the lymph nodes (i.e., beyond the primary tumor), was initiated in May 1995 as a result of positive findings published by the Instituto Nazionale Tumori in Milan, Italy, and is currently in a Phase II human clinical trial.

  ProstaScint. ProstaScint is a monoclonal antibody that is being developed as a radiolabeled imaging agent to detect the presence and extent of prostate cancer. The antibody utilized in ProstaScint was exclusively licensed to CYTOGEN by Dr. Julius Horosziewicz. The product has been studied in three different indications: presurgical, occult and repeat administration. The Phase III clinical program for ProstaScint was completed in 1994 and the PLA was filed by FDA in March 1995. CYTOGEN is pursuing a co-marketing partner for ProstaScint in the U.S. and is also seeking international marketing alliances for the product.

CANCER THERAPEUTIC PRODUCTS

  Quadramet. Quadramet has been developed as a treatment for the pain associated with bone metastases, a condition that occurs when cancer originates in or spreads to the bone. The clinical development program for Quadramet was completed in the first half of 1995. The Quadramet NDA was filed by FDA in August 1995.

  CYTOGEN entered into an exclusive license agreement for the U.S. rights to Quadramet from The Dow Chemical Company in March 1993 and assumed responsibility for the development and commercialization of the product at that time. See Note 7 to the Consolidated Financial Statements. In December 1994, CYTOGEN granted to The DuPont Merck Pharmaceutical Company ("DuPont Merck") an exclusive sub-license with respect to CYTOGEN's rights to Quadramet. See "Marketing and Sales--Quadramet".

  ALT Treatment for mRCC. ALT treatment for mRCC is a proprietary immunotherapy which uses a patient's own white blood cells to augment his or her immune system and thereby treat cancer and certain infectious diseases. In October 1995, patient accrual for the Phase III pivotal clinical trial which involves 203 patients, was completed. The Company expects that the study will conclude in the fourth quarter of 1996. If results from the trial are favorable and FDA concurs, the Company expects to proceed with the submission of a PLA in the first half of 1997. In September of 1995, FDA approved a Treatment IND for the ALT treatment of mRCC, which makes ALT available as a treatment option to patients with mRCC who are not able to participate in ALT clinical trials. The Treatment IND also allows Cellcor to recover costs associated with the treatment. Cellcor is also conducting a Phase III human clinical study in post-surgical patients with non-metastatic kidney cancer with high risk of recurring disease. This study examines the effect of ALT in delaying progression to metastatic disease. This study, which was conducted at 13 sites, completed patient accrual in 1995 and the patients are being followed for survival status. A final analysis of this study is expected to be available in late 1996. ALT is also in Phase I/II development as a treatment for hepatitis B. No prediction can be made, however, as to whether or when such trials will lead to new commercial products. See "Cellcor".

  Cellcor is actively pursuing development and marketing collaborations in the U.S. and Europe. No assurance can be given regarding the timing or success in developing such collaborations.

  Antibody-Based Cancer Therapeutics. CYTOGEN's efforts to develop antibody-based, cancer therapeutics are currently limited to prostate therapy. This product utilizes technology similar to the Company's diagnostic products. However, in the therapeutic product, the substance linked to the antibody is a radioisotope that destroys tumor cells.

  The therapeutic radioisotope that CYTOGEN uses, yttrium-90, is chemically attached to the monoclonal antibody using CYTOGEN's proprietary technology. It is intended that the therapy product will be supplied to radiopharmacies without the radioisotope, which will be attached by the radiopharmacist using a simple procedure developed by CYTOGEN. The prostate therapy product is in a Phase II trial to determine the product's efficacy in patients with early evidence of disease recurrence after radical prostatectomy. Development of the ovarian therapy product, which completed Phase II clinical trials, has been discontinued due to limited patient response to justify further support of the product.

RESEARCH AND DEVELOPMENT

  Genetic Diversity Library (GDL) Technology--TSARs\SynGenes. Long-term research, much of which is preliminary, is being conducted by CYTOGEN on the GDL technology, formerly referred to as TSARs\SynGenes. The GDL program consists of research on long peptides that have the potential to take on 3-dimensional structures. These peptides, which are biologically produced, create vast, highly diverse compound libraries. Unlike conventional small molecule drugs or short peptides, long peptides can act like proteins and can fold to take on very precise biological functions such as specific recognition units ("RUs"). Depending upon the application, these RUs can act as receptors, as targeting agents, or ligands for biological receptors. In certain applications, instead of administering the RU, it is more advantageous to administer the synthetic gene ("SynGene") which encodes for the RU. Such SynGene programs are at an early stage of pre-clinical development. Additionally, CYTOGEN believes its GDL technology can serve as a complementary and enabling technology to support advances in combinatorial chemistry. Combinatorial chemistry, which allows for much more rapid synthesis of new compounds is currently hampered by the lack of equally rapid screening methods that can begin to characterize each compound's potential therapeutic value. Currently, CYTOGEN is working, independently and in collaboration with others, to develop this technology into several potential commercial applications: in the rapid screening of drug candidates; in basic drug discovery and the development of peptide therapeutics; in in vitro diagnostics; and in the discovery of SynGenes.

  CYTOGEN is the exclusive licensee of certain patent applications and technology owned by the University of North Carolina at Chapel Hill covering the GDL technology. CYTOGEN has filed patent applications in the U.S. and certain foreign countries with respect to its GDL technology.

  While a significant amount of basic research on the GDL technology has been done by CYTOGEN, this technology is at an earlier stage of development than the technology underlying the monoclonal antibody-based products described above. CYTOGEN is actively pursuing corporate alliances and basic research agreements to support and advance the GDL technology toward commercialization. In December 1995, CYTOGEN and Elan Corporation, plc ("Elan") established a collaborative research and development program to develop orally-administered products using CYTOGEN's GDL technology and Elan's drug delivery system technology. See "Limited Field of Use License Agreements--Elan" and Note 3 to the Consolidated Financial Statements.

  Two additional collaborations are also underway: the first, is in support of in vitro diagnostics and the second involves the pre-clinical evaluation of certain monoclonal antibodies and corresponding GDL-derived peptides which may lead to the identification of novel immunotherapies for cancer. No assurances can be given regarding the success or timing of these or future research and development programs.

  PSM. In 1993, CYTOGEN and Memorial Sloan-Kettering Cancer Center ("MSKCC") began a development program involving the prostate specific membrane antigen ("PSM") and CYTOGEN's prostate cancer monoclonal antibody, CYT-351. CYTOGEN holds an exclusive option for an exclusive license under certain patent applications and technology held by MSKCC relating to PSM. Additionally, CYTOGEN is actively seeking license and development agreements to support the PSM program. However, no assurances can be given regarding the success or timing of these efforts.

  Other Applications. CYTOGEN believes that certain of the technologies it is developing may have medical applications in various other areas, including autoimmune disorders and infectious diseases. The

Company intends to expand the research and development of these technologies primarily through strategic alliances with other entities. No predictions can be made regarding the establishment nor the timing of such alliances. The Company expects to devote resources to these other areas to the extent funding is available. No prediction can be made, however, as to when or whether the areas of research described above will yield new scientific discoveries, or whether such research will lead to new commercial products.

RESEARCH AND DEVELOPMENT FUNDING

  Research and development expenditures recorded by the Company include projects conducted by the Company and payments made to sponsored research programs and consultants. CYTOGEN's expenses for its research and development activities (including customer sponsored programs) were $22.6 million, $20.3 million and $24.8 million in fiscal years 1995, 1994, and 1993, respectively. These expenses principally reflect product development efforts and support for various ongoing clinical trials. Research and development expenditures for customer sponsored programs, including CytoRad, were $200,000, $29,000 and $9,112,000 in fiscal years 1995, 1994, and 1993, respectively.

MARKETING AND SALES

  OncoScint CR/OV. Promotion of OncoScint CR/OV involves several different physician audiences, including those who refer patients for imaging procedures as well as those who obtain and interpret the image. Referring physicians are likely to be surgeons and oncologists. Imaging physicians are nuclear medicine specialists and those diagnostic radiologists who have sub-specialty training in nuclear medicine. After receipt of FDA approval in May 1993 of CYTOGEN's marketing materials for OncoScint CR/OV, CYTOGEN began its marketing in the U.S. through its own specialty sales force with an expertise in nuclear medicine, and through a co-promotion arrangement with Knoll, which agreement was terminated in 1994. See "Knoll Pharmaceutical". Since May 1994, CYTOGEN has been the sole marketer of OncoScint CR/OV in the U.S. In 1989, Chiron was granted exclusive marketing and distribution rights in Europe for OncoScint CR/OV, which rights were reacquired in 1995 by the Company under the terms of a disengagement agreement (the "Disengagement Agreement"). See "Chiron B.V." In December 1995 and January 1996, CYTOGEN signed two marketing agreements for Oncoscint CR/OV outside of the U.S. with Faulding and CISbio. See "Faulding (Canada) Inc." and "CIS biointernational."

  OncoScint CR/OV is a "technique-dependent" product that requires a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. The Company believes that this information regarding the existence, location and extent of disease has the potential to impact a physician's ability to make appropriate patient management decisions. The potential for OncoScint to reduce the number of unnecessary surgeries and the costs associated with such surgery are seen as significant benefits in today's cost-conscious "managed health care" settings.

  CYTOGEN believes that sales of OncoScint CR/OV may be modestly increased because of the approval of repeat administration (described below), implementation of better quality control at the time the image is actually acquired, and through greater assistance with the interpretation of the scans. The Company is in the process of establishing a network of qualified nuclear medicine physicians through its Partners in Excellence, or PIE(TM) Program (the "PIE Program"). The PIE Program includes rigorous training, testing, and ongoing quality assurance protocols with active support and certification in conjunction with the American College of Nuclear Physicians (ACNP). This program is being further developed in preparation for the launch of the Company's prostate cancer imaging agent, ProstaScint.

  CYTOGEN is also exploring the use of teleradiology to support the PIE Program in order to allow for improvement of the acquisition and interpretation of both OncoScint CR/OV and ProstaScint scans. Teleradiology can provide immediate, two-way communications by linking an imaging center with an off-site imaging specialist. The use of teleradiology has advanced due to improvements in related computer and telecommunication technologies.

  The Company is also exploring whether other companies with comparable technique-dependent products would like to take advantage of the PIE Program, which would allow allocation of the marketing and sales costs over a number of different products. While there has been a great deal of interest in the PIE Program from other companies, there can be no assurance that CYTOGEN can attract other products to the PIE Program, that the Company's marketing strategy will be successful, or that product related revenues will increase markedly.

  In November 1995, CYTOGEN announced that FDA approved the Company's PLA supplement, expanding the approved indications for OncoScint CR/OV to include repeat administration of the product. The initial FDA approval received in December 1992 limited the product to a single administration indication. The approved supplement extends the prior indication to include readministration of OncoScint CR/OV to human anti-mouse antibody ("HAMA")-negative patients who are at risk of recurrence of their cancer. HAMA formation represents an immune response experienced by some patients when injected with a mouse-derived antibody that may affect the effectiveness of the product.

  Knoll Pharmaceutical. In November 1994, CYTOGEN executed a termination agreement (the "Termination Agreement") with Knoll. Pursuant to the Termination Agreement, CYTOGEN has reacquired from Knoll all U.S. Rights to OncoScint CR/OV, which were previously granted to Knoll pursuant to a License, Supply and Marketing Agreement dated December 19, 1991 (the "Knoll Agreement"). See Note 6 to the Consolidated Financial Statements. Under the terms of the Knoll Agreement, in fiscal years 1994 and 1993, the Company incurred $412,000 and $5.1 million, respectively, in co-promotion expenses, and recognized $430,000 and $977,000 in co-promotion revenues. In each of those fiscal years, the Company also recognized revenues from the supply of commercial product to Knoll by the Company.

  Chiron B.V. On December 30, 1994, CYTOGEN entered into the Disengagement Agreement with Chiron. Pursuant to a Distribution and License Agreement dated as of October 21, 1989, as amended, CYTOGEN granted to Chiron exclusive marketing and distribution rights in Europe (the "European Rights") to OncoScint CR/OV. Under the Disengagement Agreement, CYTOGEN reacquired the European Rights and purchased certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market OncoScint CR/OV in twelve countries in Europe. This reacquisition was consummated on February 16, 1995. See Note 11 to the Consolidated Financial Statements. The Company recognized contract and product related revenues from Chiron of $3,000, $162,000 and $164,000 in fiscal years 1995, 1994 and 1993, respectively.

  Faulding. In December 1995, CYTOGEN entered into a distribution agreement (the "Faulding Agreement") with Faulding (Canada) Inc. ("Faulding") granting to Faulding the exclusive right to distribute and sell OncoScint CR/OV in Canada. Faulding is currently pursuing the necessary regulatory approvals to market the product in Canada. Pursuant to the terms of the Faulding Agreement, in addition to an up-front cash payment made upon executing the Faulding Agreement, Faulding is required to make an additional payment to CYTOGEN upon the receipt of certain regulatory approvals. The Faulding Agreement also provides for payments for minimum annual purchases of OncoScint CR/OV by Faulding, and for certain royalties based upon net sales, if any, of OncoScint CR/OV by Faulding. The initial term of the Faulding Agreement is seven years.

  CIS biointernational. In January 1996, CYTOGEN entered into a distribution agreement (the "CISbio Agreement") with CISbio, granting to CISbio the exclusive right to distribute and sell OncoScint CR/OV in all the countries of the world, except for the U.S. and Canada. CISbio has advised CYTOGEN that it expects to re-launch OncoScint CR/OV in eight Western European and four Eastern European countries where the product is approved for marketing, during 1996, and, pursuant to the terms of the CISbio Agreement, CISbio is required to obtain the necessary regulatory approvals in an additional twenty-two countries. Pursuant to the terms of the CISbio Agreement, in addition to an up-front cash payment made upon executing the CISbio Agreement, CISbio is required to make an additional payment to CYTOGEN upon the achievement of a specified marketing milestone. The CISbio Agreement also provides for minimum annual purchases of the components of OncoScint CR/OV by CISbio, and for certain royalties based upon net sales, if any, of OncoScint CR/OV by CISbio. The initial term of the CISbio Agreement is seven years following the first commercial sale of the product by CISbio.

QUADRAMET

  DuPont Merck. On December 20, 1994, CYTOGEN entered into a license agreement (the "DP/Merck Agreement") with DuPont Merck. Under the terms of the DP/Merck Agreement, CYTOGEN granted to DuPont Merck an exclusive sub-license with respect to CYTOGEN's rights to Quadramet pursuant to which DuPont Merck will have responsibility for manufacturing and marketing Quadramet in the U.S., if and when approved for marketing by FDA. The Company has retained the right to co-promote the product to nuclear medicine specialists. See "Cancer Therapeutic Products--Quadramet" and Note 4 to the Consolidated Financial Statements.

  The DP/Merck Agreement provides that CYTOGEN receives from DuPont Merck up-front fees and milestone payments consisting of: (i) $1.0 million upon execution of the DP/Merck Agreement, which has been paid to CYTOGEN; (ii) $4.0 million from the sale to DuPont Merck of 908,265 shares of CYTOGEN common stock within 20 days of the execution of the DP/Merck Agreement, which sale has occurred, (iii) $4.25 million to fund additional clinical programs to expand the use and marketing of Quadramet, of which $1.3 million was received in 1995, (iv) a $2.0 million milestone payment if and when Quadramet receives FDA approval and (v) royalty payments based on sales, including guaranteed minimum payments.

RELATIONSHIP AND SUBSEQUENT MERGER WITH CYTORAD

  CytoRad Incorporated ("CytoRad"), a biopharmaceutical company formed in December 1991, was established to engage in the research and development of proprietary antibody-based delivery systems for the diagnosis and/or treatment of prostate, ovarian and bladder cancers, utilizing technology licensed from CYTOGEN. In connection with a public offering for CytoRad units, which commenced in February 1992, CYTOGEN and CytoRad entered into a series of contractual arrangements. Subject to the terms and conditions of the agreements between CYTOGEN and CytoRad, CytoRad was required to make up-front and periodic payments to CYTOGEN, and in return CYTOGEN conducted research and development on behalf of CytoRad relating to the products licensed pursuant to agreements. As a result of the agreements, CYTOGEN recorded $5,903,000 of contract revenues in fiscal year 1993, in addition to $2.0 million in up-front license fees received from CytoRad in fiscal year 1993.

  In March 1994, CytoRad announced that it was exploring modifications to its then existing business relationship with CYTOGEN. Accordingly, the CytoRad Board of Directors did not approve the 1994 development agreement budget and subsequently, no contract revenues from CytoRad were recorded by CYTOGEN in fiscal year 1994. During fiscal year 1993, funds provided under those agreements represented the principal source of funding for the development of the products involved.

  On November 15, 1994, CYTOGEN and CytoRad executed an Agreement and Plan of Merger (the "CytoRad Merger Agreement") to purchase all of CytoRad's outstanding units. Pursuant to the CytoRad Merger Agreement, on January 20, 1995, CYTOGEN commenced an exchange offer to exchange for each CytoRad unit
(a) 1.5 shares of CYTOGEN common stock, (b) a warrant to acquire one share of CYTOGEN common stock for $8.00 that expires January 31, 1997 and (c) a contingent value right (a "CVR") to receive, under certain circumstances and at no additional cost, up to an additional one-half share of CYTOGEN common stock.

  On February 27, 1995, CYTOGEN completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of CYTOGEN pursuant to the CytoRad Merger Agreement. Holders of CytoRad common stock who did not tender their CytoRad units in the exchange offer became entitled to receive as a result of the merger one and one-half shares of CYTOGEN common stock and one CVR for each share of CytoRad common stock owned thereby. Although the previously issued warrants forming a part of the CytoRad units not tendered in the exchange offer will remain outstanding following the merger, CYTOGEN has agreed that such warrants will be exercisable at $8.00 per warrant share pursuant to the CytoRad Merger Agreement.

  As a result of the acquisition, CYTOGEN reacquired all rights it had previously licensed to CytoRad. In addition, as a result of the merger, $11.7 million of CytoRad's cash and securities, before payment of certain of CYTOGEN's transaction costs, were acquired by the Company.

  On February 29, 1996, CYTOGEN announced that the CVRs had terminated by their terms and were of no further value. Accordingly, CYTOGEN no longer has an obligation to issue shares of its common stock to holders of CVRs on January 31, 1997.

MERGER WITH CELLCOR

  In June 1995, CYTOGEN entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement"), with Cellcor, Inc. ("Cellcor") and a wholly-owned subsidiary of CYTOGEN (the "Merger Subsidiary"), which provided that Cellcor would be merged with and into the Merger Subsidiary (the "Cellcor Merger"), whereupon the separate corporate existence of Cellcor would cease and the Merger Subsidiary would change its name to Cellcor, Inc. Hillman Medical Ventures partnerships and certain of their affiliates (collectively, the "Cellcor Principal Stockholders") owned 46.5% of the Cellcor common stock and 95.2% of the Cellcor preferred stock. The Cellcor Principal Stockholders agreed to vote such shares in favor of the Cellcor Merger pursuant to a Voting and Subscription Agreement (the "Voting Agreement").

  In connection with the Cellcor Merger, each holder of Cellcor common stock was granted the non-transferable right to purchase 1.118 shares of CYTOGEN common stock for each share of Cellcor common stock held by such holder at the close of business on August 17, 1995, at a price of $3.89 per share of CYTOGEN common stock (the "Subscription Offering"). Certain of the Cellcor Principal Stockholders purchased $11.5 million of the shares in the Subscription Offering.

  On October 16, 1995, CYTOGEN's stockholders approved the issuance of securities necessary to effect the acquisition of Cellcor and the Subscription Offering. On October 20, 1995, CYTOGEN completed its acquisition of Cellcor by merging Cellcor with and into the Merger Subsidiary. At that time, each outstanding share of Cellcor common stock was converted into the right to receive 0.60 shares of CYTOGEN common stock and each outstanding share of Cellcor Convertible Preferred Stock was converted into the right to receive
218.94 shares of CYTOGEN common stock. As a result of the Cellcor Merger, CYTOGEN (i) issued 4,713,564 shares of common stock to acquire Cellcor (see
Note 1 to the Consolidated Financial Statements), (ii) issued 5,144,388 shares of common stock in connection with the Subscription Offering, which raised a total of $20.0 million (including the $11.5 million purchased by the Cellcor Principal Stockholders) and (iii) reserved for issuance up to 613,694 shares of common stock issuable upon the exercise of Cellcor stock options and warrants assumed by CYTOGEN in the Cellcor Merger. Pursuant to the terms of the Voting Agreement, the Cellcor Principal Stockholders have also agreed that they will not contract to sell, sell or otherwise transfer any shares of CYTOGEN common stock received by them in the Cellcor Merger or purchased by them in the Subscription Offering for a period of two years following the effective date of the Cellcor Merger. On the second anniversary of the Cellcor Merger and each six month anniversary thereafter, the Cellcor Principal Stockholders may so sell or transfer one third of the shares so acquired.

  The Cellcor Merger reflects the Company's strategy to build its business through, among other things, strategic acquisitions that add complementary products, technologies and services to CYTOGEN's existing portfolio. In particular, the Company has added Cellcor's proprietary ALT products and supportive core competencies in ex vivo cell processing to its product pipeline. See "Cancer Therapeutics Products--ALT Treatment for mRCC".

LIMITED FIELD OF USE LICENSE AGREEMENTS

  In addition to development of its own proprietary products, CYTOGEN and Cellcor have entered into limited field of use licenses for rights in their proprietary technology with various pharmaceutical companies in the U.S., Europe, and Japan. Although the terms of each agreement differ, these agreements generally provide for royalty payments to the Company based on any future product sales. Some of these agreements also provide for fixed payments, purchases of CYTOGEN stock, milestone payments and payments for research services performed by the Company.

  Elan. In December 1995, CYTOGEN entered into a Research and Development and Option agreement with Elan (the "Elan Agreement") under which both parties will implement a research program that combines CYTOGEN's GDL technology with Elan's drug delivery system technology. Joint research, conducted by the companies' scientists, will exploit GDL-derived peptides that have the ability to target drugs to specific sites within the body. Initial research will focus on the development of products that can be administered orally and pass through the gastrointestinal tract, utilizing specific intestinal cell surface receptors identified by Elan's research team as being best suited to facilitate uptake and absorption of the drug. Under the Elan Agreement, Elan has been granted an option for exclusive worldwide licensing rights to any products developed collaboratively and the Company will receive royalties based on sales, if any, of such products. The Elan Agreement states that the parties anticipate that the research program will continue for an initial period of sixteen months but may be extended for up to an additional one year period by Elan. Elan will provide the funding necessary for both companies to fulfill their respective obligations, with the total cost for the initial period of the research program not to exceed $3.0 million, of which not more than $1.5 million will be paid to the Company.

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

  SRL, Inc. In March 1994, Cellcor announced the signing of a non-exclusive technology licensing and service agreement with SRL, Inc. ("SRL"), a Japanese diagnostic firm. Under the agreement (the "SRL Agreement"), SRL has the right to select from several development options. Varying payments are due to Cellcor depending on the option SRL elects. At this time, the Company expects that it is unlikely that SRL will elect an option that will have a significant impact on its operations or capital needs and there can be no assurance that SRL will elect any development options in the future.

MANUFACTURING

  CYTOGEN has established limited commercial-scale manufacturing capacity in Princeton, New Jersey. An Establishment License Application ("ELA") for the facility in Princeton utilized by CYTOGEN for production of OncoScint CR/OV was approved by FDA in December 1992. It is expected that this facility will allow CYTOGEN to meet its projected production requirements for the OncoScint product line in both the U.S. and Europe for the near term, although no assurances can be given to that effect. In 1993 and 1994, CYTOGEN received additional regulatory approval from FDA for the expansion of its commercial manufacturing processes and facilities. In November 1995, FDA proposed new reforms that would eliminate the requirement that "well-characterized biologic products" be commercially manufactured in an ELA-approved facility. Therefore, while CYTOGEN will be required to maintain Good Manufacturing Practices ("GMP"), under the proposed reforms, it will not be required to obtain regulatory approval for all of its commercial manufacturing processes and facilities. Moreover, under the proposed reforms, CYTOGEN will retain the status of having met FDA ELA requirements and performance standards, which it believes is an important competitive advantage and one it is using to attract additional contract manufacturing business. To date, CYTOGEN has had two contract manufacturing customers for which it is manufacturing clinical supplies.

  In 1994, CYTOGEN's manufacturing facility was expanded to provide processes and facilities for the manufacture of commercial quantities of the antibody used in ProstaScint. An ELA Supplement was prepared in 1994 in conjunction with the PLA for ProstaScint filed by FDA in March 1995. After receipt of necessary regulatory approvals, CYTOGEN's facility will be the site for the commercial manufacture of ProstaScint. It is expected that this facility will allow CYTOGEN to manufacture its projected production requirements of ProstaScint for the near term, although no assurance can be given that the facility will receive the necessary regulatory approvals to produce commercial quantities of antibodies for ProstaScint, or that commercial quantities of antibodies will be otherwise obtained.

  Cellcor has established a GMP manufacturing facility for patient-specific cell processing in a high volume setting, suitable for commercial-scale production. Cellcor will pursue opportunities to develop contract manufacturing relationships with other biotechnology companies and academic institutions in the field of patient specific ex vivo cell processing.

RAW MATERIALS

  The raw materials used in the manufacture of the Company's products include several different antibodies. CYTOGEN has both exclusive and non-exclusive license agreements which permit the use of specific monoclonal antibodies in its products. CYTOGEN's first product, OncoScint CR/OV, uses the same monoclonal antibody which has been supplied in clinical quantities and is being supplied in commercial quantities by a single contract manufacturer, Celltech Limited, through a shared manufacturing agreement. CYTOGEN anticipates that the supplier will be able to meet CYTOGEN's needs for commercial quantities of monoclonal antibody.

  CYTOGEN currently has the in-house production capacity necessary to produce projected commercial quantities of monoclonal antibody for manufacture of ProstaScint and clinical quantities of other monoclonal antibodies to develop other diagnostic imaging and therapy products.

  Cellcor's cellular therapies require the use of devices and materials manufactured by third parties, which Cellcor seeks to maintain multiple sources for. Cellcor relies on a single source of supply for an important monoclonal antibody used in the cell processing procedures. There can be no assurance that products or devices necessary to implement the Company's living cell therapies will be continuously available or available upon terms favorable to the Company in the future.

HUMAN RESOURCES

  As of December 31, 1995, the Company employed 153 persons full-time, of whom 45 were engaged in research and development activities, 40 were engaged in operations and manufacturing, 21 were engaged in administration and management, 18 were engaged in selling and marketing and 29 were engaged in Cellcor's operations. Of the Company's employees, 25 hold Ph.D. and/or M.D. degrees, and 18 hold other advanced degrees. The Company, from time to time, hires scientific consultants to work on certain of its research and development programs. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense.

  None of the Company's employees is covered by a collective bargaining agreement. All of the Company's employees have executed confidentiality agreements. The Company considers relations with its employees to be excellent.

PATENTS AND PROPRIETARY RIGHTS

  Consistent with industry practice, the Company has a policy of using patent and trade secret protection to preserve its right to exploit the results of its research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating the Company's proprietary technology.

  The Company's policy is to aggressively protect its proprietary technology by selectively seeking patent protection in a worldwide program. In addition to the U.S., CYTOGEN files patent applications in Canada, major European countries, Japan and additional foreign countries on a selective basis to protect inventions important to the development of its business. CYTOGEN believes that the countries in which it has obtained and is seeking patent coverage for its proprietary technology represent the major focus of the pharmaceutical industry in which CYTOGEN and certain of its licensees will market its and their respective products.

  CYTOGEN holds 13 current U.S. patents and 52 current foreign patents. CYTOGEN has filed and currently has pending 21 U.S. patent applications and 24 foreign patent applications, covering certain aspects of its technology for diagnostic and therapeutic products, and the methods for their production and use. CYTOGEN intends to file patent applications with respect to subsequent developments and improvements when it believes such protection is in the best interest of CYTOGEN.

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

  CYTOGEN's U.S. Patent No. 5,162,504, entitled "Monoclonal Antibodies to a New Antigenic Marker in Epithelial Prostate Cells and Serum of Prostate Cancer Patients," provides protection for the monoclonal antibody 7E11-C5, the targeting agent used in ProstaScint.

  Cellcor holds 3 current U.S. patents. Cellcor has filed and currently has pending 4 U.S. patent applications and 2 foreign patent applications. Additional patent protection is being actively pursued for Cellcor related proprietary technology.

  CYTOGEN is the exclusive licensee of certain patent applications held by the University of North Carolina at Chapel Hill covering GDL technology. CYTOGEN holds an exclusive option for an exclusive license under certain patent applications held by MSKCC covering PSM. CYTOGEN is the exclusive licensee of certain U.S. patents and applications held by Dow covering Quadramet.

  CYTOGEN may be entitled under certain circumstances to seek extension of the terms of its patents. See "Government Regulation and Product Testing--FDA Approval".

  The Company also relies upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically enters into confidentiality agreements with its licensees and any scientific consultants, and each of CYTOGEN's and Cellcor's employees have entered into agreements with the companies requiring that they forbear from disclosing confidential information of the companies, and assign to the companies all rights in any inventions made while in their employ. The Company believes that its valuable proprietary information is protected to the fullest extent practicable; however, there can be no assurance that (i) any additional patents will be issued to CYTOGEN or Cellcor in any or all appropriate jurisdictions, (ii) litigation will not be commenced seeking to challenge the patent protection or such challenges will not be successful, (iii) the Company's processes or products do not or will not infringe upon the patents of third parties, or
(iv) the scope of patents issued will successfully prevent third parties from developing similar and competitive products. It is not possible to predict how any patent litigation will affect the Company's efforts to develop, manufacture or market its products.

  The technology applicable to the Company's products is developing rapidly. A substantial number of patents have been issued to other biotechnology companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. In addition, others may have filed patent applications and may have been issued patents to products and to technologies potentially useful to the Company or necessary to commercialize its products or achieve its business goals. There can be no assurance that the Company will be able to obtain licenses of such patents on terms acceptable to the Company. See "Competition."

  OncoScint is a registered trademark of CYTOGEN. ProstaScint, PIE and SynGene are trademarks of CYTOGEN, pending registration. Quadramet is a trademark of Dow, licensed to CYTOGEN.

GOVERNMENT REGULATION AND PRODUCT TESTING

  The development, manufacture and sale of medical products utilizing the Company's technology are governed by a variety of statutes and regulations in the U.S. and by comparable laws and agency regulations in most foreign countries.

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

  The medical products to which the Company intends to apply its technology are subject to substantial governmental regulation and may be classified as new drugs or biologics under the FD&C Act. FDA and similar health authorities in most other countries must approve or license the diagnostic and therapeutic products before they can be commercially marketed. In order to obtain FDA approval, an applicant must submit, as relevant for the particular product, proof of safety, purity, potency and efficacy. In most cases such proof entails extensive pre-clinical, clinical and laboratory tests. The testing, preparation of necessary applications and processing of those applications by FDA is expensive and time-consuming, and may take several years to complete. Together with approval of its ELA with respect to its manufacturing facility in New Jersey, CYTOGEN received initial FDA approval in December 1992 to market OncoScint CR/OV in the U.S. under a single administration indication. The Company received repeat administration approval in November 1995. Difficulties or unanticipated costs may be encountered by the Company or its licensees in their respective efforts to secure necessary governmental approval or licenses, which could delay or preclude the Company or its licensees from marketing their products. Limited indications for use or other conditions could also be placed on any such approvals that could restrict the commercial applications of such products. With respect to patented products or technologies, delays imposed by the government approval process may materially reduce the period during which the Company will have the exclusive right to exploit them, because patent protection lasts only for a limited time, beginning on the date the patent is first granted in the case of U.S. patent applications and when the patent application is first filed in the case of patent applications filed in the European Economic Community. CYTOGEN intends to seek to maximize the useful life of its patents under the Patent Term Restoration Act of 1984 in the U.S. and similar laws if available in other countries.

  The majority of the diagnostic and therapeutic products will likely be classified as new drugs or biologics and will be subject to the conduct of in vitro tests, pre-clinical testing and a three-phase evaluation process in humans before any marketing application can be prepared. In Phase I, a product is tested in a small number of patients primarily for safety at one or more dosages. In Phase II, in addition to safety, the efficacy of the product against particular diseases is evaluated in a patient population generally somewhat larger than Phase I. Clinical trials of certain diagnostic and cancer therapeutic agents frequently combine Phase I and Phase II into a single Phase I/II study. In Phase III, the product is evaluated in a larger patient population sufficient to generate data to support a claim of safety and efficacy within the meaning of the FD&C Act. Authorization or clearance under the FD&C Act by FDA must be obtained prior to conducting clinical testing by the filing of an exemption for an Investigational New Drug which includes the results of in vitro tests and pre-clinical testing. A similar procedure under the FD&C Act applies to medical devices and diagnostic products.

  A PLA summarizes the results of clinical tests and other product testing and must be filed with an ELA for the licensing of the product manufacturing processes and facilities for biologics which do not meet the definition of "well-characterized biologic products." An NDA, which is similar to a PLA, may be required to be filed if the product is classified as a drug rather than a biologic.

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

  Upon certain circumstances defined in the FD&C Act, certain products may be sold and distributed, in limited quantities, prior to receipt of final FDA approval. The Company believes that certain of its products may qualify for such treatment; however, there can be no assurance that FDA will allow such sales or distribution. FDA has established a process called the Treatment Investigational New Drug ("IND") which makes investigational drugs available for the treatment of patients with a serious or life-threatening disease. For investigational drugs to be eligible for a Treatment IND program, there can be no comparable or satisfactory alternative drug or therapy available to treat the particular disease in the intended patient population. In September 1995, FDA approved a Treatment IND program for ALT to be available as a treatment option to patients with mRCC who were not able to participate in ALT clinical trials. The Treatment IND also allows Cellcor to charge patients for the cost of the treatment. Cellcor has also received authorization from FDA for cost recovery related to the treatment of patients receiving ALT for mRCC under a compassionate use protocol. The only patients who are eligible to participate in this program are patients who have already received six or more treatments in a commercial or research setting. Cellcor was treating approximately 20 patients under this protocol at the end of 1995.

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

  Other Regulations. In addition to regulations enforced by FDA, the Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, Nuclear Regulatory Commission and other present and potential future federal, state or local regulations.

  Foreign Regulatory Approval. Prior to marketing its products in Western Europe and certain other countries, the Company will be required to receive the favorable recommendation of the CPMP followed by the appropriate government agencies of the respective countries. Substantial requirements, comparable in many respects to those imposed under the FD&C Act, will have to be met before commercial sale is permissible in most countries. There can be no assurance, however, as to whether or when governmental approvals (other than those already obtained) will be obtained or as to the terms or scope of those approvals.

COMPETITION

  The biopharmaceutical field is expected to continue to undergo rapid and significant technological change as well as extensive consolidation. Potential competitors in the U.S. are numerous and include pharmaceutical, chemical, biotechnology, medical device companies and research institutions, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than the Company. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than the Company to develop, refine and market products based on monoclonal antibody-based technology, immunotherapy, or on other technologies applicable to the diagnosis and treatment of cancer such as CT, MRI, and chemotherapeutic products. The Company is aware that several companies are engaged in the development of technology and products for targeted radioisotopic and drug delivery, and cellular and gene therapies. The Company understands that certain of these competitors are in the process of conducting human clinical trials, have filed applications for marketing approval by government agencies, or have received marketing approval by government agencies of certain products which will compete with the Company's diagnostic and therapeutic products. Pursuant to its limited field of use license agreements, CYTOGEN has granted certain rights to its licensees to develop and market cancer therapy products which may compete directly with CYTOGEN's diagnostic and therapeutic products. CYTOGEN will receive royalties from any sale of such licensed products and CYTOGEN believes the information which presently is publicly available is insufficient to enable it to definitively evaluate the likely success of these competing products. CYTOGEN depends principally upon its patented antibody-based linker technology to compete with other firms engaged in commercial applications of antibody technology. For this reason, CYTOGEN has focused on those applications where it believes its technology will offer significant advantages over other existing technologies and its patents offer the most protection.

CUSTOMERS

  In fiscal year 1995, the Company received 78% of its total product related, license and contract revenues from three (3) customers: $2.0 million from Dow (see Note 7 to the Consolidated Financial Statements);

$1.3 million from DuPont Merck (see "Marketing and Sales--Quadramet" and Note 4 to the Consolidated Financial Statements); and $621,000 from Medi-Physics, Inc., a chain of radiopharmacies.

ITEM 2. PROPERTIES

  The Company's corporate headquarters is located in Princeton, New Jersey. CYTOGEN currently leases approximately 107,700 square feet of administrative, laboratory and manufacturing space in three locations in Princeton. The lease for its 56,900 square foot laboratory and manufacturing facility in Princeton will expire on February 28, 2003 and provides two 5-year renewal options. CYTOGEN has sub-leased 8,715 square feet of the laboratory facility to another company. This sub-lease will expire on April 30, 1996. The lease for CYTOGEN's 31,400 square foot office space in Princeton will expire on June 15, 1997, subject to CYTOGEN's right to renew through June 15, 2002. CYTOGEN also leases an additional 19,400 square feet at a third location in Princeton, under a lease which will expire in December 1999. This third location is used for laboratories and support for production of commercial product. CYTOGEN expects to remain in the Princeton area for the foreseeable future. As of December 31, 1995, the Company had invested approximately $9.8 million for improvements in these buildings it occupies.

  Cellcor leases 21,500 square feet in Newton, Massachusetts, which houses all of Cellcor's administrative staff and research and operations groups. The lease for this facility will expire on February 29, 2000. Approximately 25% of the facility has been sub-leased to another company under a short-term lease arrangement.

  The Company leases some of the equipment used in its laboratory and manufacturing facility. See Notes 11 and 18 to the Consolidated Financial Statements included in this Form 10-K for information regarding the Company's obligations under these real property and equipment leases. The Company believes its facilities are in good operating condition and that all real property and equipment are adequate for all present and proposed uses thereof.

ITEM 3. LEGAL PROCEEDINGS

  On April 24, 1995, Cellcor announced that it had agreed to settle a stockholder class action suit brought by William L. Glosser, as representative of a class of Cellcor's stockholders, against Cellcor, Cellcor's directors and Furman Selz Incorporated, individually and as the representative of the 26 underwriters of Cellcor's initial public offering. The suit was originally filed in the Court of Chancery of Delaware on September 18, 1992 and alleged certain securities law violations.

  At a hearing held on December 21, 1995, an Order and Final Judgment was entered by Chancellor Allen, the Court of Chancery of Delaware, approving the settlement between the parties, which provided for a $700,000 cash payment (which includes approximately $300,000 of fees and expenses of plaintiff's counsel) to the members of the plaintiff class in return for dismissal of all claims against the defendants. Cellcor's insurance carriers paid over $440,000 towards the settlement and Cellcor paid the balance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 16, 1995, CYTOGEN held a special meeting of stockholders to approve the issuance of the CYTOGEN's securities necessary to effect the acquisition of Cellcor and to undertake a Subscription Offering to Cellcor stockholders. The following table sets forth information regarding the number of votes cast for, against, abstentions, as well as the number of broker non-votes with respect to the approval of the issuance of CYTOGEN's securities:

                                                                                     BROKER
         FOR                AGAINST                   ABSTENTIONS                   NON-VOTES
         ---                -------                   -----------                   ---------
       16,496,706           597,185                     212,336                          0

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company and their respective ages and positions with the Company as of March 1, 1996 are as follows:

   NAME                 AGE                     POSITION
   ----                 ---                     --------
William C. Mills III     40 Chairman of the Board
Thomas J. McKearn        47 Chief Executive Officer and President
T. Jerome Madison        55 Vice President, Finance, Chief Financial Officer
                            and Secretary
L. Michael Hinds         54 Vice President, Marketing and Sales
Robert T. Maguire        45 Vice President, Medical Affairs
Frederick M. Miesowicz   47 Vice President and Vice President and
                            General Manager of Cellcor
Richard Murawski         47 Vice President, Operations
Pamela M. Murphy         45 Vice President, Corporate Communications
Charles W. Ogelsby       52 Corporate Controller and Assistant Secretary
John D. Rodwell          49 Vice President, Research and Development
Richard J. Walsh         52 Vice President, Corporate Development

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

  Thomas J. McKearn joined the Company in July 1981 as Vice President, Research and Development. He has served as the Company's Chief Executive Officer since January 1994 and as President of the Company since September 1991. Dr. McKearn previously served as Executive Vice President of the Company from June 1990 to August 1991 and Senior Vice President, Scientific Affairs of the Company through June 1990. He has been a director of the Company since 1981. From 1978 until he joined the Company, Dr. McKearn was an Assistant Professor in the Department of Pathology at the University of Pennsylvania and Head of the Immunoprotein Laboratory at the Hospital of the University of Pennsylvania. He retains a position as Adjunct Associate Professor in the Department of Pathology at the University of Pennsylvania. Dr. McKearn is a member of the Scientific Advisory Board for Rider College and the New Jersey Cancer Institute. Dr. McKearn holds a B.A. degree from Indiana University, a Ph.D. degree in Immunology from the University of Chicago and an M.D. degree from the Pritzker School of Medicine at the University of Chicago.

  T. Jerome Madison joined the Company in October 1993 as Vice President of Finance and Chief Financial Officer and Secretary. He has been a director of the Company since December 1994. Mr. Madison is the sole stockholder, and an officer and director of Somerset Central Corporation, a New Jersey corporation through which Mr. Madison provides services to the Company. Previously, Mr. Madison served as President, Chief Executive Officer and General Partner of Montgomery Partners, a venture capital group, from 1991 to 1993 and as President, Chief Executive Officer and General Partner of Founders Court, also a venture capital group, from 1986 to 1991. Mr. Madison was Vice President for finance and administration of the Company from 1982 to 1986. Prior to first joining the Company, he served as Corporate Controller for Rorer Group Inc., (now Rhone-

Poulenc Rorer). Mr. Madison holds a B.S. from The Wharton School of the University of Pennsylvania and an M.B.A. from Monmouth University. He is also a Certified Public Accountant.

  L. Michael Hinds joined the Company in October 1995 as Vice President, Marketing and Sales. From 1981 until he joined the Company, Mr. Hinds held a variety of management positions at Picker International, Inc., a diagnostic imaging company, serving as Vice President, Western Europe from 1991 to 1994, and Vice President, International from 1983 to 1991. Mr. Hinds holds a B.A. degree from the University of Bordeaux and a Ph.D. in international economics from the University of Paris.

  Robert T. Maguire joined the Company in June 1987. He served as Director, Clinical Investigations and Vice-President, Clinical Investigations of the Company until September 1995, at which time he was elected Vice President, Medical Affairs. Prior to joining the Company, Dr. Maguire held the position of Director, Clinical Research at Wyeth Laboratories. From 1979 to 1983, Dr. Maguire was a Clinical Associate in the Pediatric Oncology Branch, Laboratory of Chemical Pharmacology and the Laboratory of Carcinogen Metabolism at the National Cancer Institute. Dr. Maguire holds an A.B. degree from Princeton University and an M.D. degree from Temple University Medical School.

  Frederick M. Miesowicz joined the Company in October 1995 as Vice President of the Company. He also serves as Vice President and General Manager of Cellcor. Prior to joining the Company, Dr. Miesowicz served as Cellcor's Senior Vice President of Scientific Affairs since October 1992. Dr. Miesowicz has an extensive background in cellular therapies. Prior to joining Cellcor, he managed the United States and European SteriCell Division of Terumo Medical Corp. and was with E.I. DuPont de Nemours & Company for over 14 years. In 1986, he assumed development responsibility for DuPont's cellular therapy business, working with the National Cancer Institute and others on ex vivo immunotherapies (lymphokine activated killer cells and tumor infiltrating lymphocytes for cancer). He holds a B.S. in Chemistry from Siena College and a Ph.D. in Chemistry from Harvard University.

  Richard Murawski joined the Company in April 1994 as Vice President, Operations. Mr. Murawski served as Vice President, Operations of Immunomedics, a biopharmaceutical company engaged in the development of antibody products for cancers and infectious diseases, from 1993 to 1994 and as Director of Manufacturing and Director of Operations with Welgen/Wellcome from 1990 to 1992. From 1971 through 1990, Mr. Murawski held numerous positions in the areas of production, engineering and manufacturing at Schering Corporation, a Union, New Jersey research-based company engaged in the manufacture and production of pharmaceutical and healthcare products. He holds a B.S. in Chemical Engineering from Newark College of Engineering (currently New Jersey Institute of Technology).

  Pamela M. Murphy joined the Company in March 1994 as Vice President, Corporate Communications. Ms. Murphy served as Vice President, Corporate Administration from 1990 to 1994 for Greenwich Pharmaceuticals, a development stage company seeking treatments for autoimmune diseases. From 1987 to 1990, Ms. Murphy held the position of Director of Corporate Communications with Greenwich Pharmaceuticals. Prior to that, Ms. Murphy held various regional and national positions with multiple publishing corporations. Ms. Murphy holds a B.S. degree in Education and Psychology from Northern Arizona University.

  Charles W. Ogelsby joined the Company in November 1993 as Controller. He was elected Corporate Controller in 1994 and Assistant Secretary in 1995. From 1990 until he joined the Company, Mr. Ogelsby served as President of Ogelsby & Company, a Bryn Mawr, Pennsylvania financial consulting firm providing strategic, operating, financial and accounting services to small companies. From 1988 through 1990, Mr. Ogelsby was Vice President of Founders Court, a venture capital firm. Mr. Ogelsby is a Certified Public Accountant and a member of both the American and Pennsylvania Institutes of Certified Public Accountants. He holds B.S. and M.B.A. degrees from Temple University.

  John D. Rodwell joined the Company in September 1981. He served as Director, Chemical Research and then as Vice President, Discovery Research, from 1984 until January 1989, at which time he assumed his present responsibilities as Vice President, Research and Development. From 1980 to 1981, Dr. Rodwell was a Research Assistant Professor and, from 1976 to 1980, he was a postdoctoral fellow, both in the Department of Microbiology at the University of Pennsylvania School of Medicine, where he currently is an Adjunct Associate Professor in the Department of Microbiology. Dr. Rodwell is a director and treasurer of the Diversity Biotechnology Consortium located in Sante Fe, New Mexico, which funds basic research in the area of molecular diversity. He holds a B.A. degree from the University of Massachusetts, an M.S. degree in Organic Chemistry from Lowell Technological Institute and a Ph.D. degree in Biochemistry from the University of California at Los Angeles.

  Richard J. Walsh joined the Company in June 1994 as Vice President, Corporate Development. Mr. Walsh served as Vice President of Biotechnology Acquisitions for American Cyanamid Company from 1992 to 1994. Prior to that position, for six years he was Vice President, Product Licensing and Technology Transfer at The Warner-Lambert Company. From 1967 through 1986, Mr. Walsh held a variety of domestic and international sales, marketing and licensing positions within Parke-Davis and its parent, The Warner-Lambert Company. Mr. Walsh holds a B.S. degree in Pharmacy from the University of Cincinnati.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  CYTOGEN Common Stock is traded on the NASDAQ National Market under the trading symbol "CYTO." The table below sets forth the high and low sale prices for CYTOGEN Common Stock for each of the calendar quarters indicated, as reported by the NASDAQ National Market.

                                                               HIGH      LOW
                                                               ----      ---
1994
  First Quarter...............................................   7         3
  Second Quarter..............................................  6 1/2     2 7/8
  Third Quarter...............................................  5 3/4      3
  Fourth Quarter..............................................  4 1/4     2 3/8
1995
  First Quarter...............................................  5 1/4     3 1/16
  Second Quarter..............................................  5 1/4     2 15/16
  Third Quarter...............................................  6 1/2     4 1/4
  Fourth Quarter..............................................  5 15/16   3 17/32

  As of February 22, 1996 there were approximately 6,522 holders of record of the Common Stock.

  CYTOGEN has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Declaration of dividends on the Common Stock will depend, among other things, upon future earnings, the operating and financial condition of the Company, its capital requirements, and general business conditions.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial information has been derived from the financial statements of the Company for each of the five fiscal years in the period ended December 31, 1995, which have been audited by Arthur Andersen LLP, the Company's independent public accountants. The financial summaries set forth below should be read in conjunction with the financial statements, including the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information provided elsewhere in this report.

                          1995(1)     1994       1993       1992       1991
                         --------------------  ---------  ---------  ---------
                         (All amounts in thousands, except per share data)
CONSOLIDATED STATEMENTS
 OF OPERATIONS DATA:
  Revenues.............. $   4,985  $   2,458  $  10,354  $  13,367  $   7,022
                         ---------  ---------  ---------  ---------  ---------
  Research and
   development..........    22,594     20,321     24,844     21,680     21,293
  Selling and marketing.     4,493      5,536      9,399      2,679      1,290
  Acquisition of
   technology and
   marketing rights.....    45,878      4,647        --         --         --
  General and
   administrative.......     4,804      3,962      7,016      5,394      3,612
                         ---------  ---------  ---------  ---------  ---------
  Operating expenses....    77,769     34,466     41,259     29,753     26,195
  Loss from operations.. $ (72,784) $ (32,008) $ (30,905) $ (16,386) $ (19,173)
  Non-operating income
   (expense)............       264       (798)     1,676      3,447      3,829
                         ---------  ---------  ---------  ---------  ---------
  Net loss..............   (72,520)   (32,806)   (29,229)   (12,939)   (15,344)
  Dividends on preferred
   stock................       --         --         --      (1,293)    (1,725)
                         ---------  ---------  ---------  ---------  ---------
  Net loss to common
   stockholders......... $ (72,520) $ (32,806) $ (29,229) $ (14,232) $ (17,069)
                         =========  =========  =========  =========  =========
  Net loss per common
   share................ $   (2.11) $   (1.38) $   (1.38) $   (0.75) $   (0.98)
                         =========  =========  =========  =========  =========
  Weighted average
   common shares
   outstanding..........    34,333     23,822     21,121     18,994     17,345
                         =========  =========  =========  =========  =========
CONSOLIDATED BALANCE
 SHEETS DATA:
  Cash and short term
   investments.......... $  28,752  $   7,700  $  23,764  $  35,738  $  54,506
  Total assets..........    37,149     19,690     34,635     52,775     64,471
  Long term liabilities.     3,275      4,310        192        276        346
  Redeemable preferred
   stock................       --         --         --         --      17,250
  Redeemable common
   stock................       --       2,000      2,000      2,000      2,000
  Stockholders' equity..    25,276      4,368     21,731     45,411     38,760

--------
(1) Results of Operations and Balance Sheets Data includes information related to Cellcor, Inc. for the period beginning October 20, 1995 to December 31,1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  From time to time, as used herein, the term "Company" may include CYTOGEN Corporation ("CYTOGEN") and its wholly-owned subsidiary Cellcor, Inc. ("Cellcor") taken as a whole, where appropriate.

  Beginning with 1994, the Company changed from a fiscal year end to a calendar year end. Previously, the Company operated on a 52-53 week fiscal year ending on the Saturday nearest to December 31. References below to 1993 relate to the fiscal year ended January 1, 1994.

RESULTS OF OPERATIONS

  Background. Historically, CYTOGEN's revenues have resulted primarily from
(i) payments received from the sale of research services pursuant to collaborative agreements, (ii) fees generated from the licensing of its technology and marketing rights to its products and (iii) product related revenues on sales of its OncoScint products in the U.S. and Western Europe.

  In December 1995, CYTOGEN entered into a research and development and option agreement (the "Elan Agreement") with Elan Corporation, plc ("Elan") under which both parties will implement a research program that combines CYTOGEN's Genetic Diversity Library ("GDL") technology with Elan's drug delivery system technology to collaboratively develop orally administered products. Thereunder, Elan has been granted an option for the exclusive worldwide licensing rights to any products so developed and the Company will receive royalties based on sales, if any, of such products. Elan will provide the funding necessary for the Company to fulfill its obligations under the research program with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program.

  During 1994, because of a contractual dispute between CYTOGEN and CytoRad Incorporated ("CytoRad"), no contract revenues were recorded by CYTOGEN for research services performed on behalf of CytoRad, although CYTOGEN continued with the development of the products licensed to CytoRad. In 1995, CYTOGEN acquired CytoRad by merging CytoRad with and into a wholly-owned subsidiary of CYTOGEN. See Note 5 to the Consolidated Financial Statements. As a result of the merger, the Company acquired $11.7 million of CytoRad's cash and securities, before payment of certain transaction costs. In addition, in 1995, the Company recorded a one-time non-cash charge to the statement of operations of $19.7 million for the acquisition of technology and marketing rights pertaining to the merger.

  In December 1994, CYTOGEN entered into a license agreement (the "DP/Merck Agreement") with The DuPont Merck Pharmaceutical Company ("DuPont Merck") pursuant to which DuPont Merck will have responsibility for manufacturing and marketing Quadramet in the U.S., if and when approved for marketing by the U.S. Food and Drug Administration ("FDA"). The Company has retained the right to co-promote the product to nuclear medicine specialists. Pursuant to the DP/Merck Agreement, CYTOGEN received from DuPont Merck an up-front cash payment of $1.0 million in December 1994 and $5.3 million in January 1995, of which $1.3 million is to fund additional clinical programs to expand the use and marketing of Quadramet and $4.0 million was to purchase 908,265 shares of CYTOGEN common stock. See Note 4 to the Consolidated Financial Statements. The New Drug Application ("NDA") for Quadramet was accepted for filing by FDA effective August 1995. The timing and outcome of FDA's decision regarding Quadramet cannot be predicted by the Company at this time.

  Beginning in July 1994, as a result of the termination of CYTOGEN's relationship with Knoll Pharmaceuticals Company ("Knoll"), product related revenues have included product sales by CYTOGEN to its U.S. customers. See
Note 6 to the Consolidated Financial Statements. Since that date, CYTOGEN has not recorded any product sales to Knoll or any co-promotion revenues. In addition, in December 1994, CYTOGEN entered into a disengagement agreement (the "Disengagement Agreement") with Chiron B.V., formerly EuroCetus B.V., successor in interest to EuroCetus International, N.V. ("Chiron") to reacquire the exclusive marketing and distribution rights to OncoScint CR/OV in Europe (the "European Rights") previously granted to Chiron. This reacquisition was consummated in February 1995 and since that date, OncoScint CR/OV has not been marketed outside the U.S. See Note 11 to the Consolidated Financial Statements.

  To date, sales of OncoScint CR/OV in both the U.S. and European markets have been limited, in part, because OncoScint CR/OV is a "technique-dependent" product that requires a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. CYTOGEN believes that sales of OncoScint CR/OV may be increased because of approval by FDA of repeat administration, which occurred in November 1995, implementation of better quality control at the time the image is actually acquired, and through greater assistance with the interpretation of the scans. The approval of repeat administration extends the prior FDA approval of single administration indication to include readministration of OncoScint CR/OV to human anti-mouse antibody-negative patients who are at risk of recurrence of their cancer. While an important next step for OncoScint, CYTOGEN believes that sales of OncoScint CR/OV may be only modestly increased because of repeat administration. CYTOGEN is in the process of establishing a network of qualified nuclear medicine physicians through its Partners in Excellence or PIE(TM) Program (the "PIE Program"). The PIE Program includes rigorous training, testing, and ongoing quality assurance protocols with active support and certification in conjunction with the American College of Nuclear Physicians. The PIE Program is being further developed in preparation for the launch of ProstaScint, for which a Product License Application ("PLA") was accepted as filed by FDA in March 1995, although the timing and outcome of FDA's decision regarding ProstaScint cannot be predicted by the Company. In addition, CYTOGEN is exploring the use of teleradiology to support the PIE Program in order to allow for improvement of the acquisition and interpretation of both OncoScint CR/OV and ProstaScint scans. In its strictest form, teleradiology provides two-way communications by linking an imaging center with an off-site imaging specialist. The use of teleradiology has advanced due to improvements in related computer and telecommunication technologies. The Company is also exploring whether other companies with their own technique-dependent products would like to participate in the PIE Program, which would allow allocation of the marketing and sales costs over a number of different products. While there has been interest in the PIE Program from other companies, there can be no assurance that CYTOGEN can attract other products to the PIE Program, that this marketing strategy will be successful or that product related revenues will increase markedly.

  In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding (Canada) Inc. ("Faulding") and CIS biointernational ("CISbio"), respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding is currently pursuing the necessary regulatory approvals in Canada. CISbio has advised the Company that it expects to relaunch OncoScint CR/OV during 1996 in eight Western European countries and four Eastern European countries where the product has been approved for marketing.

  In October 1995, CYTOGEN completed its acquisition of Cellcor by merging Cellcor with and into a wholly-owned subsidiary of CYTOGEN. See Note 2 to the Consolidated Financial Statements. Cellcor is a biotechnology company focused on the development and commercialization of autolymphocyte therapy ("ALT"), a proprietary immunotherapy using a patient's own white blood cells to augment the immune system and thereby treat cancer and certain infectious diseases. In the fourth quarter of 1995, Cellcor completed patient accrual for its Phase III pivotal clinical trial using ALT to treat metastatic kidney cancer patients. The study will conclude in the fourth quarter of 1996. If results from the trial are favorable and FDA concurs, the Company expects to proceed with the submission of a PLA in the first half of 1997. There can be no assurance regarding the results of the study or the timing or outcome of FDA's review. Cellcor is also conducting a Phase III human clinical study in post-surgical patients with non-metastatic kidney cancer with high risk of recurring disease to examine the effect of ALT in delaying progression to metastatic disease. ALT is also in Phase I/II development as a treatment for chronic hepatitis B. No prediction can be made, however, as to when or whether such trials will lead to new commercial products.

  Cellcor has received FDA approval to proceed with a Treatment IND that allows ALT to be available as a treatment option for patients who have no satisfactory alternative therapy to treat their metastatic kidney cancer. The Treatment IND also allows the Company to recover costs associated with the treatment. ALT will be available through the Treatment IND while the Company continues to pursue FDA approval of ALT. As a result of the Cellcor merger, beginning October 1995, the Company's product related revenues included the cost recovery related to the treatment of patients receiving ALT under a compassionate protocol. In addition, the Company recorded a one-time non-cash charge to the statement of operations of approximately $26.2 million for acquisition of Cellcor technology rights.

  Revenues. Total revenues were $5.0 million in 1995, $2.5 million in 1994 and $10.4 million in 1993. Product related revenues were $1.4 million in 1995 and consisted primarily of domestic sales of OncoScint CR/OV. In 1994, product related revenues from sales of OncoScint CR/OV were $1.4 million and included domestic sales of $1.2 million, Western European sales of $162,000 and a $109,000 reduction for returns of OncoScint CR/OV inventory because of shelf life expiration. In 1993, product related revenues were $1.6 million, including domestic sales of $1.4 million and Western European sales of $164,000.

  License and contract revenues for 1995, 1994, and 1993 were $3.6 million, $1.0 million and $8.8 million, respectively, and included milestone payments of $2.1 million in 1995, $1.0 million in 1994 and $2.0 million in 1993. The 1995 milestone payments consisted primarily of $2.0 million from The Dow Chemical Company ("Dow"), which was received upon the Company's filing of the NDA with FDA. In 1994, CYTOGEN received a $1.0 million milestone payment from DuPont Merck upon its entering into an agreement with CYTOGEN to manufacture and market Quadramet in the U.S. See Note 4 to the Consolidated Financial Statements. In 1993, CYTOGEN received a milestone payment of $2.0 million from CytoRad as a one-time licensing fee for rights to CYTOGEN's ovarian cancer radiotherapy product and related technology. Revenues from the sale of research services were $1.5 million in 1995 compared to $47,000 in 1994 and $6.8 million in 1993. The decrease in 1995 and 1994 from 1993 is attributable primarily to the absence of contract revenues from CytoRad. The 1995 contract revenues consisted primarily of $1.3 million realized from DuPont Merck for continued clinical development of Quadramet. In 1994, CYTOGEN recorded an aggregate of $47,000 of contract revenues from Bracco (defined below) and Chiron. In 1993, CYTOGEN recorded $5.9 million of contract revenues from CytoRad in addition to the licensing fee from CytoRad and $900,000 from Bracco as defined below.

  Operating Expenses. Total operating expenses were $77.8 million in 1995, $34.5 million in 1994, and $41.3 million in 1993. The increase of $43.3 million from 1994 to 1995 is largely attributable to the one-time non-cash charges of $45.9 million recorded in 1995 for acquisition of technology and marketing rights from CytoRad and Cellcor, compared to the $4.6 million in charges recorded in 1994 for acquisition of marketing and technology rights from Knoll, Chiron, and CytoRad. In addition, in 1995, the Company recorded a $2.9 million charge for inventory writedowns of commercial inventory relating to OncoScint CR/OV, compared to a $1.1 million charge in 1994. The 1995 and 1994 spending levels, excluding the above mentioned one-time charges, are relatively the same but below the 1993 level, reflecting the Company's objective to control spending and to focus its efforts on its highest priority products and technology, which are (i) OncoScint CR/OV, (ii) Quadramet, (iii) ProstaScint, (iv) the GDL technology and (v) ALT therapy for mRCC.

  Research and development expenses were $22.6 million in 1995, $20.3 million in 1994 and $24.8 million in 1993. These expenses principally reflect product development efforts and support for various ongoing clinical trials and in 1995, included costs incurred in connection with the submissions of the PLA for ProstaScint and NDA for Quadramet. During 1995, 1994, and 1993, the Company charged $2.9 million, $1.1 million and $2.3 million, respectively, to research and development expenses for inventory writedowns of commercial inventory relating to OncoScint CR/OV.

  Selling and marketing expenses were $4.5 million in 1995, $5.5 million in 1994 and $9.4 million in 1993. The decrease from the prior year periods is primarily attributable to the reduction of promotional expenses associated with OncoScint CR/OV and in 1995, included the reduction of salaries and employee related expenses that resulted from the restructuring of CYTOGEN's sales force.

  Acquisition of technology and marketing rights expenses were $45.9 million in 1995 and included $19.7 million and $26.2 million of one-time non-cash charges representing the amounts by which the purchase prices exceeded the fair value of net assets acquired in connection with the CytoRad and Cellcor mergers, respectively. In 1994, CYTOGEN recorded $4.6 million for acquisition of technology and marketing rights, which included $2.4 million and $800,000 of one-time charges for the acquisition of marketing rights to OncoScint CR/OV from Knoll and Chiron, respectively, and $1.4 million of legal and investment banking fees related to the CytoRad merger.

  General and administrative expenses were $4.8 million in 1995, $4.0 million in 1994 and $7.0 million in 1993. The decrease in 1995 and 1994 from 1993 is largely due to a reserve established in 1993 for the settlement of a class action securities lawsuit (see Note 19 to the Consolidated Financial Statements) and to reduced spending for general legal and corporate communication.

  Other Income/Expense. Net gain on investments for 1995 was $857,000 compared to a net loss of $470,000 in 1994 and a net gain of $1.7 million in 1993. The net loss in 1994 is attributable primarily to a

$1.5 million loss recorded in 1994 as a result of the sale of government securities due to the rise in interest rates. This loss was partially offset by interest income of approximately $1.0 million in 1994. The lower net gain on investments in 1995 when compared to 1993 is due primarily to lower average cash and short term investment balances for the period. Imputed interest expense on liabilities associated with CYTOGEN's termination agreements with Knoll and Chiron was $593,000 in 1995 compared to $328,000 in 1994.

  Net Loss. Net losses were $72.5 million, $32.8 million and $29.2 million in 1995, 1994 and 1993, respectively. Losses per share were $2.11, $1.38 and $1.38 in 1995, 1994 and 1993, respectively, on 34.3 million, 23.8 million and
21.1 million average shares outstanding in each year, respectively. As discussed above, the increase in 1995 from 1994 and 1993 in the net loss and net loss per common share is primarily attributable to the charges to the statement of operations for the acquisition of technology and marketing rights. At December 31, 1995, the Company had outstanding (i) options to purchase up to 3.0 million shares of CYTOGEN common stock under its various stock option plans with exercise prices ranging from $2.69 to $17.00 per share; (ii) warrants to purchase 4.3 million shares of CYTOGEN common stock with exercise prices ranging from $8.00 to $18.87 per share; (iii) contingent value rights ("CVRs") to receive, under certain circumstances, up to 2.0 million shares of CYTOGEN common stock (which CVRs terminated in February
1996); (iv) the put right to issue and sell to a private institutional investor that number of shares of common stock equal to $5.0 million divided by a formula purchase price per share; and (v) the put right to issue and sell to Fletcher Fund (defined below) up to 675,000 shares of CYTOGEN common stock, subject to adjustment. The loss per share calculation stated above does not take into account the shares issuable in connection with such options, warrants, CVRs and put rights as their effect is antidilutive.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash and short term investments were $28.8 million as of December 31, 1995, compared to $7.7 million as of December 31, 1994. The cash used for operating activities was $25.7 million in 1995 compared to $27.7 million in 1994, reflecting a continued commitment by the Company to control spending. Cash used for purchases of property and equipment was $600,000 in 1995 compared to $2.8 million in 1994 reflecting the 1994 capital expenditures associated with the project to create additional manufacturing capacity to produce the antibodies used with ProstaScint.

  Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, the sale of research services, fees paid under its license agreements and interest earned on its cash and short term investments.

  CYTOGEN Common Stock. In January 1995, the Company received from DuPont Merck $4.0 million from the sale of 908,265 shares of CYTOGEN common stock.

  In September 1995, CYTOGEN and Fletcher Fund L.P. ("Fletcher Fund") entered into an investment agreement (the "Investment Agreement") pursuant to which CYTOGEN (i) sold to Fletcher Fund 665,352 shares of CYTOGEN common stock in September 1995 for an aggregate purchase price of $2.7 million, and (ii) will have the right, during the period beginning October 13, 1995 and ending March 29, 1996, to issue and sell to Fletcher Fund, and Fletcher Fund will be obligated to purchase, up to 675,000 shares of CYTOGEN common stock from time to time at a purchase price per share equal to 101% of the average of the daily volume weighted average price of CYTOGEN common stock on NASDAQ during a designated twenty-one business day period. Under certain circumstances, Fletcher Fund will have the right to decrease or increase the number of shares of CYTOGEN common stock to be purchased in connection with the exercise of a put right by CYTOGEN, but in no event shall the total number of shares sold by CYTOGEN and purchased by Fletcher Fund pursuant to the Investment Agreement exceed 4.9% of the total number of shares of CYTOGEN common stock outstanding, after giving effect to the proposed sale and purchase of the shares in question. The shares to be issued and sold in this transaction were registered pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission in April 1994.

  In October 1995, CYTOGEN acquired Cellcor by merging Cellcor with and into a wholly-owned subsidiary of CYTOGEN. In connection with a subscription offering to Cellcor common stockholders, the Company raised an aggregate of $20.0 million, before certain transaction costs. See Note 2 to the Consolidated Financial Statements.

  In November 1995, the Company sold 1,256,565 shares of common stock to a private institutional investor in a private placement transaction pursuant to Regulation S of the Securities Act of 1933, as amended, for an aggregate price of $5.0 million and, in connection therewith, the Company was granted the right to put to that private institutional investor, until March 31, 1996, that number of shares equal to $5.0 million divided by a formula purchase price (the "Put Purchase Price"). The Put Purchase Price is equal to 0.925 multiplied by a fraction, the numerator of which is the sum of the closing prices reported on the Nasdaq National Market ("NASDAQ") for the CYTOGEN common stock for each trading day during a twenty-one day pricing period, and the denominator of which is the number of trading days in the pricing period.

  In 1995 and the first quarter of 1996, Fletcher Capital Markets, Inc. ("Fletcher") purchased an aggregate of 3.3 million shares of CYTOGEN common stock at an aggregate price of approximately $14.3 million, at prices ranging from $4.058 to $4.70 per share, under an option agreement (the "Option") granted to Fletcher in May 1994, as amended. See Note 13 to the Consolidated Financial Statements.

  CYTOGEN entered into a research and option agreement (the "Bracco Agreement") with Bracco Industria Chimica S.p.A ("Bracco") in September 1989, pursuant to which Bracco purchased 250,000 shares of CYTOGEN common stock (the "Bracco Shares") at $8.00 per share. The Bracco Agreement provided that CYTOGEN would be obligated to repurchase the Bracco Shares from Bracco under certain circumstances for an aggregate purchase price of $2.0 million (the "Purchase Price"). In August 1995, CYTOGEN and Bracco agreed that Bracco would sell the Bracco Shares on NASDAQ and Bracco sold the Bracco Shares for an aggregate share sales price ("Share Sales Price") of $1,375,000, or $5.50 per share. At that date, Bracco had an outstanding payable due and owing to CYTOGEN in an amount equal to $293,408 (the "Payable"). CYTOGEN also agreed to pay to Bracco the amount equal to the difference between (i) the Purchase Price and (ii) the sum of the Share Sales Price plus the Payable (or $331,592), in full settlement of the issue, which amount has been paid.

  The Company and Nomura Securities International, Inc. ("Nomura") executed an agreement effective as of February 23, 1996 that terminated the Purchase Agreement between CYTOGEN and Nomura dated March 28, 1995. Under that agreement, CYTOGEN could have sold shares of its common stock to Nomura for distribution in the public markets. CYTOGEN had filed a Registration Statement on Form S-3 with the Securities Exchange Commission in 1995, which registration statement was never declared effective. No sales of stock occurred under the terms of the agreement. Because of certain regulatory requirements governing the transaction, the structure of the transaction and its implementation as originally contemplated by the parties and as set forth in the agreement were required to be substantially revised. The parties agreed that it was not in their respective best interests to proceed with the transaction under the terms as so revised and therefore, agreed to terminate the agreement. CYTOGEN has also filed an application with the SEC for withdrawal of the registration statement.

  Product Related Revenues. CYTOGEN has recorded product related revenues from the sales of its OncoScint Colorectal product in Europe since 1992 and from sales of OncoScint CR/OV in the U.S. since January 1993. To date, sales have not been significant and are not expected to become a significant source of cash flow in 1996. In anticipation of the execution of the Termination Agreement (defined below), as of May 20, 1994, Knoll ceased its selling efforts and since that date, CYTOGEN's direct sales force has been the sole marketer in the U.S. of OncoScint CR/OV. Beginning in July 1994, product related revenues have included direct product sales by CYTOGEN to its U.S. customers. Since that date, CYTOGEN has not recorded any product sales to Knoll or any co-promotion revenues. In May 1995, CYTOGEN announced its initial implementation of the PIE Program described above. Depending on the success of the PIE Program, significant resources might be required. There can be no assurance this marketing strategy will be successful.

  In November 1994, the Company executed a termination agreement with Knoll (the "Termination Agreement"). The Termination Agreement requires the Company to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of a license, supply and marketing agreement executed in December 1991 (the "Knoll Agreement"). The payment of these liabilities will be made as follows: $3.1 million in 1995, which amount has been paid; $1.6 million in 1996; $1.6 million in 1997; and $1.7 million in 1998. See Note 6 to the Consolidated Financial Statements.

  In December 1994, CYTOGEN entered into the Disengagement Agreement with Chiron to reacquire the European Rights and purchase certain business assets relating to the European Rights. The resulting liability of CYTOGEN to Chiron, which consisted of the reacquisition price of $1.0 million, was partially offset by a $127,000 receivable from Chiron, and will be paid over three years and without interest, as follows: $200,000 in 1995, which amount has been paid; $300,000 in 1996; and $377,000 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company. See Note 11 to the Consolidated Financial Statements.

  In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding and CISbio, respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding is currently pursuing the necessary regulatory approvals in Canada. CISbio has advised the Company that it expects to relaunch OncoScint CR/OV during 1996 in eight Western European countries and four Eastern European countries where the product is approved for marketing. In addition to one-time cash payments made upon execution of the agreements, each of Faulding and CISbio will be required to make a payment upon the achievement of a milestone, payments for the purchase of products and royalties on net sales, if any.

  Beginning October 1995, as a result of the Cellcor merger, the Company's product related revenues included the cost recovery related to the treatment of patients receiving ALT under a compassionate protocol, and will include the cost recovery associated with the Treatment IND.

  Research Services and Licenses. In December 1994, CYTOGEN entered into a license agreement with DuPont Merck. Pursuant to the terms of the DP/Merck Agreement, CYTOGEN received from DuPont Merck an up-front cash payment of $1.0 million in December 1994 and $1.3 million in January 1995 to fund additional clinical programs to expand the use and marketing of Quadramet. The DP/Merck Agreement further provides for future payments of up to $2.9 million towards additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval and royalty payments based on sales, including guaranteed minimum payments.

  In February 1995, CYTOGEN acquired CytoRad by merging CytoRad with and into a wholly-owned subsidiary of CYTOGEN. As a result of the merger, the Company will not recognize any further research contract revenues from CytoRad and $11.7 million of CytoRad's cash and securities, before payment of certain transaction costs, were acquired by the Company. See Note 5 to the Consolidated Financial Statements.

  CYTOGEN acquired an exclusive license in the U.S. from Dow for Quadramet in 1993. See Note 7 to the Consolidated Financial Statements. In the third quarter of 1995, upon the filing of the NDA for Quadramet with FDA, CYTOGEN recorded a one-time licensing fee of $2.0 million from Dow for its use of the Quadramet NDA filing package. At the same time, CYTOGEN was required to pay to Dow $1.0 million, which amount was offset against the $2.0 million payment from Dow. In addition, the Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

  In December 1995, the Company and Elan entered into the Elan Agreement, under which Elan will provide the funding necessary for the Company to fulfill its obligations under the research program with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program.

  The Company's capital and operating requirements, as described above, may further change depending upon several factors, including: (i) the amount of resources which the Company devotes to clinical evaluations and the establishment of manufacturing, marketing and sales capabilities; (ii) results of preclinical testing, clinical trials and research and development activities; and (iii) competitive and technological developments. The Company plans to continue to control spending and expects that its existing cash and short term investments of $28.8 million at December 31, 1995, together with other financing and acquisition opportunities which may become available (including sales of stock pursuant to the put rights described above), and the receipt of additional funds from DuPont Merck and Elan in accordance with the terms of the DP/Merck Agreement and Elan Agreement, respectively, will be adequate to support the Company's operations into 1997.

  The Company's financial strategy is to meet its capital and operating requirements through revenues from existing products, the establishment of strategic marketing alliances and research and development partnerships, the acquisition, in-licensing and development of other technologies, products or services, subcontract manufacturing revenues, license and contract revenues, sale of equity securities as market conditions permit, interest income, and a continued commitment to control spending. This strategy may increase short term expenses and, if successful, increase long term revenues. In addition, certain of these transactions are likely to require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing any product or technology. There can be no assurance as to the strategy's success or that any resulting funds will be sufficient to meet the Company's cash requirements through the time that product related resources are sufficient to cover the Company's operating expenses.

  The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following:
(i) the ability of the Company to maintain any development schedules; (ii) the results of clinical studies; (iii) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program and the use of teleradiology; (iv) the profitability of its products; (v) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates; (vi) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (vii) the success of the Company's distributors in obtaining marketing approvals in Canada and in additional European countries, in achieving milestones and achieving sales of products resulting in royalties; and (viii) the Company's ability to access the capital markets in the future for continued funding of existing projects and for the pursuit of new projects.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The response to Item 8 is submitted as a separate section of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding the Company's Directors is incorporated by reference to the information contained under the captions "Nominees for Directors" and "Security Ownership of Management and Principal Stockholders" in the Company's Proxy Statement. One of the Company's Directors, Bruce R. Ross, is not included in the Proxy Statement because he has advised the Company of his decision not to stand for re-election at the Company's 1996 Annual Meeting of Stockholders. Information concerning Mr. Ross is set forth below. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K and incorporated by reference to the information contained under the caption "Security Ownership of Management and Principal Stockholders" in the Company's Proxy Statement.

  Bruce R. Ross, 55, has served as a director of the Company since April 1994. Mr. Ross was a Senior Vice President of Bristol-Myers Squibb Company's Pharmaceutical Group until his retirement on March 31, 1994. He joined Bristol-Myers in 1967 and progressed through a variety of staff and line management positions in Syracuse, New York; Evansville, Indiana; New York, New York; and most recently, Princeton, New Jersey. He had responsibility for Bristol-Myers Squibb's domestic pharmaceutical operations and the development of its oncology business. Prior to joining Bristol-Myers Squibb, he worked as a researcher in the field of cancer at Upstate Medical Center in Syracuse, New York. Mr. Ross is a member of the Board of Directors of Sugen, Inc. and of the Fox Chase Cancer Center in Philadelphia, is actively involved with the American Cancer Society, and is the Chief Executive Officer of the National Comprehensive Cancer Network. He holds a B.S. degree in Microbiology from Syracuse University.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated by reference to the information contained under the caption "Executive Compensation" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference to the information contained under the caption "Security Ownership of Management and Principal Stockholders" in the Company's Proxy Statement.

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

    (3) Exhibits--Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of this report is listed in Exhibit Nos. 10.8.1, 10.8.2, 10.8.3, 10.9.1, 10.9.2, 10.9.3, 10.23, 10.26, 10.34 and 10.35 below.

 EXHIBIT
   NO.
 -------
  2.1    --Agreement and Plan of Merger, dated November 15, 1994 among the registrant, CytoRad Acquisition Corp., a wholly-owned subsidiary of the registrant, and CytoRad Incorporated.(17)
  2.2.1  --Agreement and Plan of Merger, dated June 15, 1995 among the registrant, Cellcor Acquisition Corp. (formerly known as Small-C
           Acquisition Corp.), a wholly-owned subsidiary of the registrant, and
           Cellcor, Inc.(20)
  2.2.2  --First Amendment to Agreement and Plan of Merger, dated September 7,
           1995 by and among the registrant, Cellcor Acquisition Corp. and
           Cellcor, Inc.(23)
  3.1    --Restated Certificate of Incorporation, as amended.(14)
  3.2    --By-Laws of CYTOGEN Corporation, as amended.(14)
  4.1    --Specimen of Common Stock Certificate.(5)
  4.2    --Specimen of Warrant Certificate to purchase CYTOGEN Corporation
           Common Stock, issued to stockholders of CytoRad Incorporated.(11)
  4.3    --Specimen of Unit Certificate.(11)
  4.4    --Form of Warrant Agreement, including form of warrant, exercisable through January 31, 1997, to purchase 1.0 share of CYTOGEN
           Corporation Common Stock at $8.00 per share.(14)
 10.1    --Voting and Subscription Agreement, dated June 15, 1995 among the registrant, Cellcor Acquisition Corp. and the entities listed on
           Schedule I thereto.(21)
 10.2    --Form of Registration Rights Agreement for Common Stock between
           CYTOGEN Corporation and certain persons listed on Schedule A thereto.(22)
 10.3.1  --Agreement effective as of June 2, 1983 between American Cyanamid
           Company and CYTOGEN Corporation.(1)
 10.3.2  --First Amendment dated January 29, 1985 to License Agreement between
           American Cyanamid Company and CYTOGEN Corporation.(1)
 10.4.1  --Non-Exclusive License Agreement dated April 24, 1989 between Eli
           Lilly and Company and CYTOGEN Corporation.(7)
 10.4.2  --Non-Exclusive License Agreement dated April 24, 1989 between Eli
           Lilly and Company S.A. and CYTOGEN Corporation.(7)
 10.4.3  --Stock Purchase Agreement, dated as of August 22, 1989, between Eli
           Lilly and Company and CYTOGEN Corporation.(6)
 10.5.1  --Production and Supply Agreement, dated September 29, 1989, between
           CYTOGEN Corporation and Celltech Limited.(10)

 EXHIBIT
   NO.
 -------
 10.5.2  --Amendment No. 1 to the Production and Supply Agreement, dated
           September 15, 1991, between CYTOGEN Corporation and Celltech
           Limited.(11)*
 10.5.3  --Agreement, dated November 7, 1991, between CYTOGEN Corporation and
           Celltech Limited (the "Celltech Agreement").(11)*
 10.5.4  --Amendment No. 3 to the Production and Supply Agreement, dated
           January 9, 1992, between CYTOGEN Corporation and Celltech
           Limited.(13)*
 10.5.5  --Amendment No. 4 to the Production and Supply Agreement, dated
           January 9, 1992, between CYTOGEN Corporation and Celltech
           Limited.(13)*
 10.5.6  --Amendment No. 5 to the Production and Supply Agreement, dated March
           10, 1992, between CYTOGEN Corporation and Celltech Limited.(13)*
 10.5.7  --Amendment No. 1 to the Celltech Agreement, dated March 9, 1992, between CYTOGEN Corporation and Celltech Limited.(13)*
 10.6.1  --Equipment Lease Agreement dated as of June 28, 1988, between MNC
           Leasing Corporation and CYTOGEN Corporation.(3)
 10.6.2  --Equipment Lease Agreement Assignment to General Electric Capital
           Corporation, dated December 20, 1990, from MNC Leasing
           Corporation.(9)
 10.7.1  --Lease Agreement, dated as of March 16, 1987, by and between
           Peregrine Investment Partners I, as lessor, and CYTOGEN Corporation, as lessee.(2)
 10.7.2  --Amendment, dated as of October 16, 1987, to Lease Agreement between
           Peregrine Investment Partners I and CYTOGEN Corporation.(4)
 10.7.3  --Lease Agreement, dated November 14, 1989 between College Road
           Associates, Limited Partnership and CYTOGEN Corporation.(10)
 10.7.4  --Lease Agreement, dated as of February 20, 1986, between College Road
           Associates and CYTOGEN Corporation, as amended on June 27, 1986.(8)
 10.7.5  --Lease Agreement, dated as of December 23, 1981, by and between The
           Trustees of Princeton University and CYTOGEN Corporation, as amended on March 27, 1986.(8)
 10.7.6  --Lease Agreement, dated as of November 26, 1991, between College Road
           Associates, Limited Partnership and CYTOGEN Corporation.(11)
 10.8.1  --1989 Employee Stock Option Plan.(4)
 10.8.2  --CYTOGEN Corporation Standard Form Employee Executive Officer
           Incentive Stock Option Agreement.(9)
 10.8.3  --CYTOGEN Corporation Standard Form Employee Executive Officer Non-
           Qualified Stock Option Agreement.(9)
 10.9.1  --1988 Stock Option Plan for Non-Employee Directors.(4)
 10.9.2  --CYTOGEN Corporation Standard Form Non-Employee Director Non-
           Qualified Stock Option Agreement.(9)
 10.9.3  --CYTOGEN Corporation Standard Form 1992 Employee Non-Qualified Stock
           Option Agreement.(13)
 10.10   --Standard Form of Indemnification Agreement entered into between
           CYTOGEN Corporation and its officers, directors, and consultants.(6)
 10.11   --1989 Stock Option Policy for Outside Consultants.(6)

 EXHIBIT
   NO.
 -------
 10.12   --Stock Purchase Option Agreement, dated February 13, 1992, among
           CYTOGEN Corporation, Merrill Lynch, Pierce, Fenner & Smith
           Incorporated, Shearson Lehman Brothers, and certain other parties as underwriters.(11)
 10.13   --Agreement, dated as of December 31, 1992, by and among CYTOGEN
           Corporation, Unilever N.V., Unilever PLC, Unilever UK Central
           Resources Ltd. and Unipath Ltd.(13)*
 10.14   --License Agreement dated as of March 31, 1993 between CYTOGEN
           Corporation and The Dow Chemical Company.(12)*
 10.15   --Investment Agreement dated as of February 24, 1994 between CYTOGEN
           Corporation and Fletcher Capital Markets, Inc.(18)
 10.16.1 --Amended and Restated Investment Agreement, dated as of May 6, 1994, between CYTOGEN Corporation and Fletcher Capital Markets, Inc.(15)
 10.16.2 --Amendment to the Option Agreement between CYTOGEN Corporation and
           Fletcher Capital Markets, Inc. dated August 10, 1995.(22)
 10.16.3 --Second Amendment to the Option Agreement between CYTOGEN Corporation and Fletcher Capital Markets, Inc. dated November 15, 1995.
 10.17   --License Agreement by and between CYTOGEN Corporation and The DuPont
           Merck Pharmaceutical Company.(14)*
 10.18   --Agreement to Terminate License, Supply and Marketing Agreement,
           dated as of November 1, 1994, between CYTOGEN Corporation and Knoll
           Pharmaceutical Company.(14)
 10.19   --Order Fulfillment Agreement, dated as of November 1, 1994, between
           CYTOGEN Corporation and Knoll Pharmaceutical Company.(14)
 10.20   --Letter Agreement, dated November 1, 1994, between CYTOGEN
           Corporation and Knoll Pharmaceutical Company.(14)
 10.21   --Disengagement Agreement, dated December 30, 1994, between CYTOGEN
           Corporation and Chiron B.V.(14)*
 10.22   --1992 CYTOGEN Corporation Employee Stock Option Plan II, as
           amended.(14)
 10.23   --Stock Compensation and Performance Option Agreement, dated December
           8, 1994, between CYTOGEN Corporation and Dr. Thomas J. McKearn.(14)
 10.24   --License Agreement, dated March 10, 1993, between CYTOGEN Corporation and The University of North Carolina at Chapel Hill, as amended.(19)*
 10.25   --Option and License Agreement, dated July 1, 1993, between CYTOGEN
           Corporation and Sloan-Kettering Institute for Cancer Research.(19)*
 10.26   --Description of Arrangement with Somerset Central Corporation.
 10.27   --Investment Agreement between CYTOGEN Corporation and Fletcher Fund
           L.P. dated September 8, 1995.(22)
 10.28   --Technology Licensing and Service Agreement, dated March 14, 1994, between Cellcor, Inc. and SRL, Inc.(16)
 10.29   --Lease Agreement between Cellcor, Inc. and Leon H. Cohen, Trustee of
           200 Wells Avenue Realty Trust, dated January 31, 1990, as
           amended.(24)
 10.30   --CYTOGEN Corporation 1995 Stock Option Plan.
 10.31   --Research and Development and Option Agreement, dated December 14,
           1995, between CYTOGEN Corporation and Elan Corporation, plc.**

 EXHIBIT
   NO.
 -------
 10.32   --Distribution Agreement, dated December 22, 1995, between CYTOGEN
           Corporation and Faulding (Canada) Inc.**
 10.33   --Distribution Agreement, dated January 16, 1996, between CYTOGEN
           Corporation and CIS biointernational.**
 10.34   --Severance Agreement effective as of January 1, 1994 between CYTOGEN
           Corporation and Thomas J. McKearn, M.D., Ph.D.
 10.35   --Description of Severance Agreement with Richard J. Walsh.
 10.36   --Horosziewicz-CYTOGEN Agreement, dated April 20, 1989, between
           CYTOGEN Corporation and Julius S. Horosziewicz, M.D., DMSe.**
 21      --Subsidiaries of CYTOGEN Corporation.
 23      --Consent of Arthur Andersen LLP.
 27      --Financial Data Schedule (submitted to SEC only in electronic format).
 99      --Standard Form of Confidentiality Agreement (as executed by all officers and employees).(2)

--------
 (1) Filed as an exhibit to Form S-l Registration Statement (No. 35-5533) and incorporated herein by reference.
 (2) Filed as an exhibit to Form 10-K Annual Report for Year Ended January 2, 1988 (Commission File No. 0-14879) and incorporated herein by reference.
 (3) Filed as an exhibit to Form 10-K Annual Report for Year Ended December 31, 1988 (Commission File No. 0-14879) and incorporated herein by reference.
 (4) Filed as an exhibit to Form S-8 Registration Statement (No. 33-30595) and incorporated herein by reference.
 (5) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-5533) and incorporated herein by reference.
 (6) Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-31280) and incorporated herein by reference.
 (7) Filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (No. 33-31280) and incorporated herein by reference.
 (8) Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (No. 33-35430) and incorporated herein by reference.
 (9) Filed as an exhibit to Form 10-K Annual Report for the Year Ended December 29, 1990 (Commission File No. 0-14879) and incorporated herein by reference.
(10) Filed as an exhibit to Amendment No. 1 to Form 10-K Annual Report for the Year Ended December 29, 1990 (Commission File No. 0-14879) and incorporated herein by reference.
(11) Filed as an exhibit to Form 10-K Annual Report for the Year Ended December 28, 1991 (Commission File No. 0-14879) and incorporated herein by reference.
(12) Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended July 3, 1993 (Commission File No. 0-14879) and incorporated herein by reference.
(13) Filed as an exhibit to Form 10-K Annual Report for the Year Ended January 2, 1993 (Commission File No. 0-14879) and incorporated herein by reference.
(14) Filed as an exhibit to Form S-4 Registration Statement (No. 33-88612) and incorporated herein by reference.
(15) Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1994 (Commission File No. 0-14879), as amended, and incorporated herein by reference.
(16) Filed as Exhibit 10.1 to Cellcor, Inc.'s Form 10-Q Quarterly Report for the quarter ended March 31, 1994 (Commission File No. 0-19823) and incorporated herein by reference.
(17) Filed as an exhibit to Form 8-K dated November 15, 1994 (Commission File No. 0-14879) and incorporated herein by reference.
(18) Filed as an exhibit to Form 10-K Annual Report for the Year Ended January 1, 1994 (Commission File No. 0-14879) and incorporated herein by reference.

(19) Filed as an exhibit to Form 10-K Annual Report for the Year Ended December 31, 1994 (Commission File No. 0-14879) and incorporated herein by reference.
(20) Filed as an exhibit to Form 8-K dated June 15, 1995 (Commission File No. 0-14879) and incorporated herein by reference.
(21) Filed as Annex B to the Joint Proxy Statement/Prospectus dated July 17, 1995 and incorporated herein by reference.
(22) Filed as an exhibit to Form S-4 Registration Statement (No. 33-62617) and incorporated herein by reference.
(23) Filed as Annex A to the Joint Proxy Statement/Prospectus constituting part of the Registration Statement on Form S-4 (No. 33-62617) and incorporated herein by reference.
(24) Filed as Exhibit 10.09 to Cellcor, Inc.'s Form S-1 Registration Statement (No. 33-45448) and incorporated herein by reference.
 * CYTOGEN Corporation has received confidential treatment of certain provisions contained in this exhibit pursuant to an order issued by the Securities and Exchange Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.
** CYTOGEN Corporation has requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

    (b) Reports on Form 8-K:

    The Company filed two Reports on Form 8-K during the fourth quarter of 1995 and the dates of such reports were October 16, 1995 and October 20, 1995. The Form 8-K dated October 16, 1995 reported on "Item 5. Other Events" with respect to a press release announcing the results of the special stockholders' meeting. The Form 8-K dated October 20, 1995 reported on "Item 2. Acquisition or Disposition of Assets" regarding the completion of the acquisition of Cellcor pursuant to the Agreement and Plan of Merger and filed therein were the following financial statements: (a) Cellcor Audited Balance Sheets as of December 31, 1994 and 1993, Statements of Operations for the three years ended December 31, 1994, Statements of Cash Flows for the three years ended December 31, 1994, Statements of Stockholders' Equity for the three years ended December 31, 1994 and related Notes to Financial Statements; (b) Cellcor Unaudited Balance Sheet as of June 30, 1995, Statements of Operations for six months ended June 30, 1995 and 1994, Statements of Cash Flows for six months ended June 30, 1995 and 1994 and related Notes to Financial Statements; and (c) CYTOGEN and Subsidiaries Unaudited Pro Forma Condensed Combined Balance Sheet as of June 30, 1995, Statements of Operation for the year ended December 31, 1995 and for the six months ended June 30, 1995 and related Notes to Financial Statements.

    (c) Exhibits:

    The Exhibits filed with this Form 10-K are listed above in response to
  Item 14(a)(3).

    (d) Financial Statement Schedules:

  The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 26TH DAY OF MARCH, 1996.

                                          CYTOGEN CORPORATION

                                                   /s/ Thomas J. McKearn
                                          By __________________________________
                                                     THOMAS J. MCKEARN
                                               PRESIDENT AND CHIEF EXECUTIVE
                                                          OFFICER

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

              SIGNATURE                        TITLE                 DATE

      /s/ William C. Mills III         Chairman of the          March 26, 1996
-------------------------------------   Board of Directors
        WILLIAM C. MILLS III

        /s/ Thomas J. McKearn          President, Chief         March 26, 1996
-------------------------------------   Executive Officer
          THOMAS J. MCKEARN             and Director
                                        (Principal
                                        Executive Officer)

        /s/ T. Jerome Madison          Vice President,          March 26, 1996
-------------------------------------   Chief Financial
          T. JEROME MADISON             Officer, Secretary
                                        and Director
                                        (Principal
                                        Financial and
                                        Accounting Officer)

        /s/ Charles E. Austin          Director                 March 26, 1996
-------------------------------------
          CHARLES E. AUSTIN

              SIGNATURE                         TITLE                DATE

      /s/ John E. Bagalay, Jr.          Director                March 26, 1996
-------------------------------------
        JOHN E. BAGALAY, JR.

        /s/ Ronald J. Brenner           Director                March 26, 1996
-------------------------------------
          RONALD J. BRENNER

      /s/ Robert F. Hendrickson         Director                March 26, 1996
-------------------------------------
        ROBERT F. HENDRICKSON

        /s/ Donald E. O'Neill           Director                March 26, 1996
-------------------------------------
          DONALD E. O'NEILL

          /s/ Bruce R. Ross             Director                March 26, 1996
-------------------------------------
            BRUCE R. ROSS

                           ANNUAL REPORT ON FORM 10-K

                      FISCAL YEAR ENDED DECEMBER 31, 1995

                  ITEM 8, ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                              CYTOGEN CORPORATION

                             PRINCETON, NEW JERSEY

                 FORM 10-K ITEM 14(A)(1) AND (2) AND ITEM 14(D)

                      CYTOGEN CORPORATION AND SUBSIDIARIES

LIST OF CONSOLIDATED FINANCIAL STATEMENTS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(1) Consolidated Financial Statements

  The following consolidated financial statements of CYTOGEN Corporation and Subsidiaries together with the related notes and report of Arthur Andersen LLP, independent public accountants, are included in Item 8:

                                                                        PAGE IN
                                                                       FORM 10-K
                                                                       ---------
Report of Independent Public Accountants.............................      38
Consolidated Balance Sheets as of December 31, 1995 and 1994.........      39
Consolidated Statements of Operations--Years Ended December 31, 1995,
 December 31, 1994 and January 1, 1994...............................      40
Consolidated Statements of Stockholders' Equity--Years Ended December
 31, 1995 and December 31, 1994 and January 1, 1994..................      41
Consolidated Statements of Cash Flows--Years Ended December 31, 1995,
 December 31, 1994 and January 1, 1994...............................      42
Notes to Consolidated Financial Statements...........................      43

(2) Consolidated Financial Statement Schedules

  The following consolidated financial statement schedule of CYTOGEN
Corporation and Subsidiaries is included in Item 14(d):

Schedule II--Valuation and Qualifying Accounts.......................      54

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To CYTOGEN CORPORATION:

  We have audited the accompanying consolidated balance sheets of CYTOGEN Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYTOGEN Corporation and Subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Philadelphia, PA
February 2, 1996 (except
 with respect to the matter
 discussed in Note 5 as to
 which the date is February
 29, 1996)

                      CYTOGEN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                            1995       1994
                                                          ---------  ---------
ASSETS:
Current Assets:
  Cash and cash equivalents.............................. $  27,551  $   7,700
  Short term investments.................................     1,201         -
  Restricted Cash........................................       383         -
  Accounts receivable, net of allowance for doubtful
   accounts of $536 and $526 in 1995 and 1994,
   respectively..........................................       284        294
  Receivable from CytoRad Incorporated...................        -         810
  Inventories............................................       356      3,159
  Other current assets...................................       360        437
                                                          ---------  ---------
    Total current assets.................................    30,135     12,400
                                                          ---------  ---------
Property and Equipment:
  Leasehold improvements.................................     9,850      9,005
  Equipment and furniture................................     6,535      5,923
                                                          ---------  ---------
                                                             16,385     14,928
  Less--Accumulated depreciation and amortization........   (10,923)    (9,377)
                                                          ---------  ---------
    Net property and equipment...........................     5,462      5,551
                                                          ---------  ---------
Other Assets.............................................     1,552      1,739
                                                          ---------  ---------
                                                          $  37,149  $  19,690
                                                          =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable and accrued liabilities............... $   6,385  $   6,371
  Current portion of long term liabilities...............     2,213      2,641
                                                          ---------  ---------
    Total current liabilities............................     8,598      9,012
                                                          ---------  ---------
Long Term Liabilities....................................     3,275      4,310
                                                          ---------  ---------
Commitments and Contingencies (Note 18)
Redeemable Common Stock, 250,000 shares issued and
 outstanding in 1994, at redemption value................        -       2,000
                                                          ---------  ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,400,000 shares
   authorized--none issued...............................        -          -
  Common stock, $.01 par value, 69,600,000 shares
   authorized, 46,040,000 and 24,658,000 shares issued
   and outstanding in 1995 and 1994, respectively........       460        247
  Additional paid-in capital.............................   253,122    159,941
  Unrealized gains on short term investments.............        34         -
  Accumulated deficit....................................  (228,340)  (155,820)
                                                          ---------  ---------
    Total stockholders' equity...........................    25,276      4,368
                                                          ---------  ---------
                                                          $  37,149  $  19,690
                                                          =========  =========

        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1995      1994      1993
                                                  --------  --------  --------
Revenues:
  Product related................................ $  1,377  $  1,411  $  1,591
  License and contract...........................    3,608     1,047     8,763
                                                  --------  --------  --------
    Total Revenues...............................    4,985     2,458    10,354
                                                  --------  --------  --------
Operating Expenses:
  Research and development.......................   22,594    20,321    24,844
  Selling and marketing..........................    4,493     5,536     9,399
  Acquisition of technology and marketing rights.   45,878     4,647        -
  General and administrative.....................    4,804     3,962     7,016
                                                  --------  --------  --------
    Total Operating Expenses.....................   77,769    34,466    41,259
                                                  --------  --------  --------
Loss from Operations............................. $(72,784) $(32,008) $(30,905)
                                                  --------  --------  --------
Gain (loss) on investments, net..................      857      (470)    1,676
Interest expense.................................     (593)     (328)       -
                                                  --------  --------  --------
Net Loss......................................... $(72,520) $(32,806) $(29,229)
                                                  ========  ========  ========
Net Loss per Common Share........................ $  (2.11) $  (1.38) $  (1.38)
                                                  ========  ========  ========
Weighted Average Common Shares Outstanding.......   34,333    23,822    21,121
                                                  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                         UNREALIZED
                                              ADDITIONAL  GAINS ON
                                       COMMON  PAID-IN   SHORT-TERM  ACCUMULATED
                                       STOCK   CAPITAL   INVESTMENTS   DEFICIT
                                       ------ ---------- ----------- -----------
Balance, January 2, 1993.............   $208   $138,988     $ -       $ (93,785)
Granted 500 shares of common stock...     -           2       -              -
Issued 287,120 shares of common stock
 upon exercise of stock options......      3      1,401       -              -
Proceeds from warrants issued in
 connection with CytoRad
 Incorporated--1993 portion..........     -       3,636       -              -
Issued warrants to purchase 260,000
 shares of common stock in connection
 with acquired technology............     -         507       -              -
Net loss.............................     -          -        -         (29,229)
                                        ----   --------     ----      ---------
Balance, January 1, 1994.............    211    144,534       -        (123,014)
Issued 3,400,000 shares of common
 stock...............................     34     14,374       -              -
Issued 197,942 shares of common stock
 per settlement of lawsuit...........      2        998       -              -
Granted 10,000 shares of common
 stock...............................     -          27       -              -
Issued 2,680 shares of common stock
 upon exercise of stock options......     -           8       -              -
Net loss.............................     -          -        -         (32,806)
                                        ----   --------     ----      ---------
Balance, December 31, 1994...........    247    159,941       -        (155,820)
Issued 2,830,182 shares of common
 stock...............................     28     11,520       -              -
Redemption of common stock...........      3      1,372       -              -
Issued 6,035,235 shares of common
 stock in connection with the
 acquisition of CytoRad Inc..........     60     29,638       -              -
Issued 4,713,565 shares of common
 stock in connection with the
 acquisition of Cellcor Inc. (see
 Note 1).............................     47     21,164       -              -
Issued 5,144,388 shares of common
 stock in connection with a
 subscription offering...............     51     19,480       -              -
Granted 15,000 shares of common
 stock...............................     -          50       -              -
Issued 2,393,000 shares of common
 stock upon exercise of stock
 options.............................     24      9,957       -              -
Unrealized gains on investments......     -          -        34             -
Net loss.............................     -          -        -         (72,520)
                                        ----   --------     ----      ---------
Balance, December 31, 1995...........   $460   $253,122     $ 34      $(228,340)
                                        ====   ========     ====      =========

        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (ALL AMOUNTS IN THOUSANDS)

                                                    1995      1994      1993
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss........................................  $(72,520) $(32,806) $(29,229)
Adjustments to Reconcile Net Loss to Cash Used
 for Operating Activities:
  Acquisition of Marketing and Technology
   Rights.......................................    45,878     3,220        -
  Depreciation and Amortization.................     1,546     1,009     1,297
  Imputed Interest..............................       593       328        -
  Idle Equipment................................        -         -        215
  Inventory Writedown...........................     2,926     1,074     2,346
  Writedown of Land.............................        -         -        600
  Warrants Issued to Acquire Technology.........        -         -        507
  Stock Grants..................................        78        62         7
  Amortization of Deferred Charges..............       (17)     (110)      (84)
  Changes in Assets and Liabilities, Net of
   Effect from Acqusitions:
    Accounts receivable, net....................      (255)      (71)    2,531
    Receivable from CytoRad Incorporated........        -        (62)      480
    Inventories.................................       (82)     (145)     (998)
    Other current assets........................       469       238     1,328
    Other assets................................       291      (327)        1
    Accounts payable and accrued liabilities....    (2,170)      667     5,620
    Other liabilities...........................    (2,461)     (722)       -
                                                  --------  --------  --------
      Total adjustments.........................    46,796     5,161    13,850
                                                  --------  --------  --------
  Net cash used for operating activities........   (25,724)  (27,645)  (15,379)
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net Cash Acquired in CytoRad Acquisition (See
 Note 5)........................................    10,455        -         -
Net Cash Used to Acquire Cellcor Inc. (See Note
 2).............................................    (3,463)       -         -
(Increase) Decrease in Short Term Investments...    (1,167)   19,690    13,171
Increase in Restricted Cash.....................      (383)       -         -
Purchases of Property and Equipment.............      (595)   (2,835)   (1,555)
                                                  --------  --------  --------
  Net cash provided by investing activities.....     4,847    16,855    11,616
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock..........    41,060    14,416     1,403
Redemption of Common Stock......................      (332)       -         -
Proceeds from Warrants Issued in Connection with
 CytoRad Incorporated...........................        -         -      3,557
                                                  --------  --------  --------
  Net cash provided by financing activities.....    40,728    14,416     4,960
                                                  --------  --------  --------
Net Increase in Cash and Cash Equivalents.......    19,851     3,626     1,197
Cash and Cash Equivalents, Beginning of Year....     7,700     4,074     2,877
                                                  --------  --------  --------
Cash and Cash Equivalents, End of Year..........  $ 27,551  $  7,700  $  4,074
                                                  ========  ========  ========

        The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUDSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Business

  CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and marketing of products to better diagnose and treat cancer and other related immunologic diseases. In November 1995, FDA approved the PLA supplement for OncoScint CR/OV, expanding the approved indication to include repeat administration of the product. OncoScint CR/OV was initially approved by FDA in December 1992 but restricted to a single administration per patient. In August 1995, the NDA for Quadramet (or Samarium 153 EDTMP), CYTOGEN's treatment for the severe pain associated with cancer that spreads to the bone, was officially filed by FDA. In March 1995, the PLA for ProstaScint, CYTOGEN's prostate cancer diagnostic imaging product, was officially filed by FDA. In 1991, CYTOGEN received approval for the sale of its OncoScint colorectal cancer imaging product in Europe. In October 1995, CYTOGEN acquired Cellcor. Cellcor, a wholly-owned subsidiary of CYTOGEN, is a biotechnology company engaged in the development and commercialization of cellular therapies. References herein to the "Company" may mean CYTOGEN and Cellcor on a consolidated basis taken as a whole, where appropriate. In order to develop, manufacture and commercialize its products effectively, the Company will require additional financing.

  Operations of the Company are subject to certain risks and uncertainties including, but not limited to uncertainties related to product market acceptance and clinical trials, technological uncertainty, uncertainties of future profitability, access to capital, dependence on collaborative relationships and key personnel.

 Basis of Consolidation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

 Fiscal Year

  Beginning in 1994, the Company changed from a fiscal year end to a calendar year end. Previously, the Company operated on a 52-53 week fiscal year ending on the Saturday nearest to December 31. References to 1993 relate to the fiscal year ended January 1, 1994.

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

 Short Term Investments

  Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1995, the Company's short term investments are classified as available for sale and are carried at fair value based on quoted market prices. Differences between an investment's amortized cost and fair value are charged directly to stockholders' equity, net of income taxes. Accordingly, a net unrealized gain of approximately $34,000 has been recorded as a separate component of stockholders' equity at December 31, 1995.

                     CYTOGEN CORPORATION AND SUBSIDIARIES

 Restricted Cash

  The Company has entered into equipment lease financing arrangements that require the issuance of letters of credit that are secured by certain cash and cash equivalents. The aggregate amount of these cash and cash equivalents totaled $383,000 and are segregated and classified as restricted cash in the accompanying consolidated balance sheets.

 Inventory

  The Company's inventory is primarily related to OncoScint CR/OV, its FDA-approved monoclonal antibody-based imaging agent for the diagnosis of colorectal and ovarian cancers. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of:

                                                               1995      1994
                                                             -------- ----------
   Raw Materials............................................ $ 46,000 $2,771,000
   Work in Process..........................................       -      49,000
   Finished Goods...........................................  310,000    339,000
                                                             -------- ----------
                                                             $356,000 $3,159,000
                                                             ======== ==========

  At December 31, 1995 and 1994, inventory is net of reserves of $3.8 million and 1.5 million, respectively.

 Property and Depreciation

  Equipment and furniture are stated at cost net of depreciation and a $215,000 reserve for idle equipment. Leasehold improvements are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Equipment and furniture are depreciated on a straight-line basis over five years. Expenditures for repairs and maintenance are expensed as incurred. For 1995, 1994 and 1993, repairs and maintenance expenses were $274,000, $382,000 and $310,000, respectively.

 Other Assets

  Other assets consist primarily of undeveloped real property with a net book value of $1,284,000, which is valued at the lower of cost or market (see Note
11).

 Revenue Recognition

  Product related revenues include (i) product sales by CYTOGEN to its customers and its former U.S. and European distributors, Knoll and Chiron, respectively, (ii) co-promotion revenues, which resulted from the sale of commercial product by Knoll to its customers, and (iii) royalty payments on product sales by Chiron to its customers. Product sales are recognized upon shipment of finished goods. Co-promotion revenues were recognized upon the shipment by Knoll of product to its customers. Royalty revenues were recognized when Chiron shipped product to its customers. See Notes 6 and 11 for discussion of the changes in CYTOGEN's relationships with Knoll and Chiron, respectively. Beginning on October 20, 1995, as a result of CYTOGEN's acquisition of Cellcor (see Note 2), product related revenues also include the recovery of costs associated with the treatment of patients who have received ALT for metastatic renal cell carcinoma under a compassionate protocol, based on the expected payments from third party payors and patients.

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

                     CYTOGEN CORPORATION AND SUBSIDIARIES

 Research and Development

  Research and development expenditures consist of projects conducted by the Company and payments made to sponsored research programs and consultants. All research and development costs are expensed as incurred. Research and development expenditures for customer sponsored programs were $200,000, $29,000 and $9,112,000 in 1995, 1994 and 1993, respectively.

 Patent Costs

  Patent costs are expensed as incurred.

 Common Stock Outstanding

  As a result of the Cellcor merger, the issued and outstanding shares of Cellcor common stock and preferred stock ("Cellcor Shares") were converted into the right to receive shares of CYTOGEN common stock. As of December 31, 1995, certain holders of Cellcor Shares had not yet exchanged their Cellcor Shares for shares of CYTOGEN common stock. For accounting purposes, all Cellcor Shares were deemed exchanged for issued and outstanding shares of CYTOGEN common stock as of the date of the Cellcor merger. See Note 2.

 Loss Per Share

  Net loss per common share is based upon the weighted average common shares outstanding during each period. Common stock equivalents and other potentially dilutive securities are not included as their effect is antidilutive.

 New Accounting Pronouncements

  The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard for the year ending December 31, 1996. The Company has elected to adopt the disclosure requirement of this pronouncement. The adoption of this pronouncement will have no impact on the Company's statement of operations.

 Reclassification

  Certain reclassifications have been reflected in the 1993 and 1994 financial statements to conform with the 1995 presentation.

 Supplemental Schedule of Noncash Financing Activity

  In 1994, CYTOGEN issued 197,942 shares of common stock in settlement of a lawsuit (see Note 19).

2. CELLCOR, INC.:

  CYTOGEN entered into an Agreement and Plan of Merger dated June 15, 1995, as amended (the "Merger Agreement"), with Cellcor. At the effective time of the Cellcor merger, each outstanding share of Cellcor common stock was converted into the right to receive 0.60 shares of CYTOGEN common stock and each outstanding share of Cellcor Convertible Preferred Stock was converted into the right to receive 218.94 shares of CYTOGEN common stock. In addition, holders of record of Cellcor common stock were granted the non-transferable right to purchase for cash up to an aggregate of approximately $26 million of CYTOGEN common stock (the "Subscription Offering"). Each holder of Cellcor common stock was entitled to purchase 1.118 shares of CYTOGEN common stock for each share of Cellcor common stock (rounded down to the nearest whole number) held by such holder at the close of business on the Subscription Offering record date, at a price of $3.89 per share of CYTOGEN common stock. Under the terms of the Merger Agreement, CYTOGEN also assumed all then outstanding options to purchase Cellcor common stock granted under Cellcor employee stock option

                     CYTOGEN CORPORATION AND SUBSIDIARIES
plans ("Cellcor Stock Options") and all then outstanding warrants to purchase Cellcor common stock, exercisable for the equivalent of CYTOGEN common stock using the above described exchange ratio.

  On October 20, 1995, CYTOGEN completed its acquisition of Cellcor. As a result of the Cellcor merger, CYTOGEN issued (i) 4,713,564 shares of CYTOGEN common stock to acquire Cellcor (see Note 1) and (ii) 5,144,388 shares of CYTOGEN common stock in connection with the Subscription Offering raising a total of $20.0 million, and has reserved for issuance up to 606,952 shares of CYTOGEN common stock issuable upon the exercise of Cellcor Stock Options. The transaction was accounted for by using the purchase method of accounting, whereby the Company recorded a one-time, non-cash charge of approximately $26.2 million for acquisition of technology rights to its statement of operations in the fourth quarter of 1995, which charge represented the amount by which the purchase price exceeded the fair value of net assets acquired from Cellcor.

3. ELAN CORPORATION:

  In December 1995, CYTOGEN and Elan entered into the Elan Agreement under which both parties will implement a research program that combines CYTOGEN's GDL technology with Elan's drug delivery system technology to collaboratively develop orally administered products. Thereunder, Elan has been granted an option for the exclusive worldwide licensing rights to any products so developed and the Company will receive royalties based on sales, if any, of such products. Elan will provide the funding necessary for the Company to fulfill its obligations under the research program with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program.

4. DUPONT MERCK:

  On December 20, 1994, CYTOGEN entered into the DP/Merck Agreement with DuPont Merck. Under the terms of the DP/Merck Agreement, CYTOGEN has licensed to DuPont Merck CYTOGEN's manufacturing and marketing rights to Quadramet in the U.S., if and when approved for marketing by FDA. CYTOGEN has retained the right to co-promote the product to nuclear medicine specialists. CYTOGEN acquired the U.S. rights to Quadramet from Dow pursuant to a license agreement in March 1993 and assumed responsibility for the development and commercialization of the product at that time (see Note 7). The NDA for Quadramet was officially filed by FDA in August 1995.

  Pursuant to the terms of the DP/Merck Agreement, CYTOGEN received from DuPont Merck an up-front cash payment of $1.0 million in December 1994, $4.0 million in January 1995 for the sale of 908,265 shares of CYTOGEN's common stock to DuPont Merck and $1.3 million in January 1995 to fund additional clinical programs to expand the use and marketing of Quadramet. The DP/Merck Agreement further provides for future payments of up to $2.9 million toward additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval, and royalty payments based on sales, including guaranteed minimum payments.

5. CYTORAD INCORPORATED:

  On November 15, 1994, CYTOGEN entered into an Agreement and Plan of Merger (the "CytoRad Merger Agreement") with CytoRad to purchase all of CytoRad's outstanding units, each unit consisting of one share of the callable common stock of CytoRad and one warrant to purchase one share of CYTOGEN common stock at $24.15 per share. Pursuant to the CytoRad Merger Agreement, on January 20, 1995, CYTOGEN commenced an exchange offer to exchange for each CytoRad unit
(i) 1.5 shares of CYTOGEN common stock, (ii) a warrant to acquire one share of CYTOGEN common stock for $8.00 that expires January 31, 1997 and (iii) a CVR to receive, under certain circumstances and at no additional cost, up to one-half share of CYTOGEN common stock. The CVRs were to be triggered in the event that the aggregate trading price of 1.5 shares of CYTOGEN common

                     CYTOGEN CORPORATION AND SUBSIDIARIES
stock and the new warrant averaged less than $12.00 during the 45 consecutive trading days ending January 31, 1997, but were to expire and have no value if the aggregate trading price for such securities averaged $12.00 or more during any 45 consecutive trading days prior to January 31, 1997. On February 29, 1996, the Company announced that the CVRs had expired by their terms and were of no further value. Accordingly, the Company no longer has an obligation to issue shares of its common stock to holders of CVRs on January 31, 1997.

  On February 27, 1995, CYTOGEN completed its acquisition of CytoRad by merging CytoRad with and into a wholly-owned subsidiary of the Company. Holders of CytoRad common stock who did not tender their CytoRad units in the exchange offer became entitled to receive as a result of the merger one and one-half shares of CYTOGEN common stock and one CVR for each share of CytoRad common stock owned thereby. As of December 31, 1995, CYTOGEN had issued 6,035,235 shares of common stock, 4,023,495 CVRs and 4,023,495 warrants pursuant to the exchange offer. Although the 1,505 previously issued CYTOGEN warrants forming a part of CytoRad units not tendered in the exchange offer remain outstanding after the merger, the Company has agreed that such warrants will be exercisable at $8.00 per warrant share pursuant to the terms of the CytoRad Merger Agreement. As a result of the merger, the Company reacquired all rights it had previously licensed to CytoRad. In addition, the Company acquired $11.7 million of CytoRad's cash and securities, before payment of certain transaction costs. In the first quarter of 1995, CYTOGEN recorded approximately $19.7 million for acquisition of technology and marketing rights as a charge to its statement of operations, representing the amount by which the purchase price exceeded the fair value of net assets acquired from CytoRad.

  Prior to the merger, CYTOGEN did not recognize any contract revenues for services performed on behalf of CytoRad in 1995 and 1994, due to the uncertainty of the CytoRad business relationship. In 1993, CYTOGEN recorded $5.9 million of contract revenues from CytoRad, net of amortization of warrants issued.

6. KNOLL PHARMACEUTICAL COMPANY:

  In December 1991, CYTOGEN and Knoll entered into the Knoll Agreement for the co-promotion of OncoScint CR/OV in the U.S. The agreement provided for revenues from product sales from the supply of commercial product by CYTOGEN to Knoll, co-promotion revenues from the sale of commercial product by Knoll to its customers, and reimbursement to CYTOGEN of certain product development expenses. CYTOGEN also agreed to share with Knoll certain sales promotion expenses which were to be paid by CYTOGEN from earned co-promotion revenues. In 1994 and 1993, CYTOGEN incurred $412,000 and $5.1 million, respectively, in co-promotion expenses and recognized $430,000 and $977,000, respectively, in co-promotion revenues.

  On November 1, 1994, CYTOGEN executed the Termination Agreement with Knoll. Pursuant to the Termination Agreement, the Company has reacquired from Knoll all U.S. marketing rights (the "U.S. Rights") to OncoScint CR/OV, which were previously granted to Knoll pursuant to the Knoll Agreement. The Termination Agreement requires the Company to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of the Knoll Agreement. The payment of these liabilities will be made as follows: $3.1 million in 1995 (which amount has been paid); $1.6 million in 1996; $1.6 million in 1997; and $1.7 million in 1998. In November 1994, CYTOGEN recorded a non-recurring charge of $2.4 million for the reacquisition of the U.S. Rights. Imputed interest of $521,000 and $328,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded in 1995 and 1994, respectively.

  In anticipation of the execution of the Termination Agreement, as of May 20, 1994, Knoll ceased its selling efforts, and since that date, CYTOGEN's direct sales force has been the sole marketer in the U.S. of OncoScint CR/OV. Beginning on July 1, 1994, the Company has not recorded any product sales to Knoll or any co-promotion revenues.

                     CYTOGEN CORPORATION AND SUBSIDIARIES

7. THE DOW CHEMICAL COMPANY:

  In 1993, CYTOGEN acquired an exclusive license in the U.S. from Dow for Quadramet. In connection with this acquisition, CYTOGEN issued to Dow warrants to purchase 260,000 shares of CYTOGEN's common stock at $12.50 per share. The Company valued the warrants at $507,000 and recorded this amount as a charge to research and development expense. In the third quarter of 1995, upon the filing of the NDA for Quadramet with FDA, CYTOGEN recorded a one-time licensing fee of $2.0 million from Dow for its use of the Quadramet NDA filing package. At the same time, CYTOGEN was required to pay to Dow $1.0 millon. The Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

8. REVENUES FROM MAJOR CUSTOMERS:

  Customers who contributed 10% or more of the Company's total product related, license and contract revenues were as follows:

     CUSTOMER                                                     1995  1994  1993
     --------                                                     ----  ----  ----
   Dow (Note 7)..................................................  39%   - %   - %
   DuPont Merck (Note 4).........................................  27    41    -
   Medi-Physics, Inc.............................................  12    -     -
   Knoll (Note 6)................................................  -     16    14
   CytoRad (Note 5)..............................................  -     -     76

  Medi-Physics, Inc. is a chain of radiopharmacies.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                             1995       1994
                                                          ---------- ----------
   Professional and legal................................ $1,487,000 $  468,000
   Accounts payable......................................  1,307,000  1,572,000
   Payroll...............................................  1,267,000    278,000
   Research contracts and materials......................    965,000  2,694,000
   Other accruals........................................  1,359,000  1,359,000
                                                          ---------- ----------
                                                          $6,385,000 $6,371,000
                                                          ========== ==========

10. LINE-OF-CREDIT:

  At December 31, 1995, the Company had an unused secured line-of-credit of $3.0 million expiring in July 1996. Interest rates on any borrowings under the line-of-credit will vary depending on the amounts borrowed. The Company did not have any borrowings outstanding under the line-of-credit in 1994 and 1995.

                     CYTOGEN CORPORATION AND SUBSIDIARIES

11. LONG TERM LIABILITIES:

                                                            1995       1994
                                                         ---------- ----------
   Due to Knoll, net of $722,000 receivable in 1994
    (Note 6)............................................ $4,237,000 $6,157,000
   Due to Chiron, net of $125,000 receivable in 1994....    785,000    712,000
   Capital lease obligations............................    448,000         -
   Deferred charges.....................................     18,000     82,000
                                                         ---------- ----------
                                                          5,488,000  6,951,000
   Less: Current portion................................  2,213,000  2,641,000
                                                         ---------- ----------
                                                         $3,275,000 $4,310,000
                                                         ========== ==========

  On December 30, 1994, CYTOGEN entered into the Disengagement Agreement with Chiron. Pursuant to a Distribution and License Agreement dated as of October 21, 1989 and as amended on May 18, 1992, CYTOGEN had granted to Chiron the European Rights, under which contract and product related revenues of $3,000, $162,000 and $164,000 were recognized in 1995, 1994 and 1993, respectively. Under the Disengagement Agreement, CYTOGEN reacquired the European Rights and purchased certain business assets relating to the European Rights, including existing approvals by the appropriate regulatory authorities to market OncoScint CR/OV in 12 countries in Europe. This reacquisition was consummated on February 16, 1995. The resulting liability of CYTOGEN to Chiron, which consisted of the reacquisition price of $1.0 million, was partially offset by a then outstanding receivable of $127,000 from Chiron, and will be paid over three years and without interest, as follows: $200,000 in 1995 (which amount has been paid), $300,000 in 1996 and $377,181 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company. As a result of the reacquisition of the European Rights, CYTOGEN recorded a liability and non-recurring charge of $800,000 in the fourth quarter of 1994. Imputed interest of $71,000 relating to the obligation, based upon a 10% interest rate, was recorded in 1995. In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding and CISbio, respectively, to market and distribute OncoScint CR/OV outside the U.S. (see Note 18).

  The Company leases certain equipment under capital leases which will expire on various dates through 2000. Property and equipment leased under non-cancelable capital leases have a net book value of $462,000 at December 31, 1995. Payments to be made under capital lease obligations (including interest of $84,000) are as follows: $139,000 in 1996, $133,000 in 1997, $126,000 in
1998, $119,000 in 1999 and $15,000 in 2000.

12. REDEEMABLE COMMON STOCK:

  In September 1989, CYTOGEN entered into the Bracco Agreement, pursuant to which Bracco purchased 250,000 shares of CYTOGEN common stock at $8.00 per share. The Bracco Agreement provided that CYTOGEN would be obligated to repurchase the Bracco Shares from Bracco under certain circumstances for an aggregate purchase price of $2.0 million (the "Purchase Price"). In August 1995, CYTOGEN and Bracco agreed that Bracco would sell the Bracco Shares on NASDAQ and Bracco sold the Bracco Shares for an aggregate purchase price of $1,375,000 (the "Shares Sale Price"), or $5.50 per share. At that date, Bracco had an outstanding account payable due and owing to CYTOGEN in an amount equal to $293,408 (the "Payable"). CYTOGEN also agreed to pay to Bracco the amount equal to the difference between (i) the Purchase Price and (ii) the sum of the Shares Sales Price plus the Payable (or $331,592), in full settlement of the issue, which amount has been paid.

  Under the Bracco Agreement, contract revenues of $41,000 and $860,000 were recognized in 1994 and 1993, respectively.

                     CYTOGEN CORPORATION AND SUBSIDIARIES

13. COMMON STOCK:

  In January 1994, CYTOGEN sold an aggregate of 2 million shares of common stock to several European institutions, realizing net proceeds of $9.1 million.

  On May 6, 1994, CYTOGEN and Fletcher entered into a revised investment agreement under which (i) Fletcher purchased 500,000 shares of CYTOGEN common stock at a price of $3.50 per share totalling $1.7 million, (ii) assignees of Fletcher purchased an additional 900,000 shares of CYTOGEN common stock in August 1994 at $4.00 per share totalling $3.6 million, (iii) Fletcher purchased 1.8 million shares of CYTOGEN common stock in August 1995, at an aggregate price of approximately $7.3 million, or $4.058 per share, under the Option, pursuant to which Fletcher could purchase up to 9.9% of CYTOGEN's outstanding common stock (including shares previously purchased), (iv) Fletcher purchased 500,000 shares of CYTOGEN common stock in November 1995, at an aggregate price of $2.3 million, or $4.696 per share, pursuant to the exercise of the Option, as amended in August 1995, and (v) Fletcher purchased an aggregate of 1.0 million shares of CYTOGEN common stock in January 1996, at an aggregate price of $4.7 million, or $4.70 per share, pursuant to the exercise of the Option, as amended in November 1995.

  In September 1995, CYTOGEN and Fletcher Fund entered into the Investment Agreement pursuant to which CYTOGEN (i) sold to Fletcher Fund 665,352 shares of CYTOGEN common stock on September 11, 1995 for an aggregate purchase price of $2.7 million, and (ii) will have the right, during the period beginning October 13, 1995 and ending March 29, 1996, to issue and sell to Fletcher Fund, and Fletcher Fund will be obligated to purchase, up to 675,000 shares of CYTOGEN common stock from time to time (collectively, the "Put Rights") at a purchase price per share equal to 101% of the average of the daily volume weighted average price of CYTOGEN common stock on NASDAQ during a designated twenty-one business day period. Under certain circumstances, Fletcher Fund will have the right to decrease or increase the number of shares of CYTOGEN common stock to be purchased in connection with the exercise of a Put Right by CYTOGEN, but in no event shall the total number of shares sold by CYTOGEN and purchased by Fletcher Fund pursuant to the Investment Agreement exceed 4.9% of the total number of shares of CYTOGEN common stock outstanding, after giving effect to the proposed sale and purchase of the shares in question. The shares to be issued and sold in this transaction were registered pursuant to a registration statement on Form S-3 filed with the Commission in April 1994.

  In November 1995, the Company sold 1,256,565 shares of common stock to a private institutional investor in a private placement transaction pursuant to Regulation S of the Securities Act for an aggregate price of $5.0 million and, in connection therewith, the Company was granted the right to put to that investor, until March 31, 1996, that number of shares equal to $5 million divided by a formula purchase price.

  The Company and Nomura executed an agreement effective as of February 23, 1996 that terminated the Purchase Agreement between the Company and Nomura dated March 28, 1995. No sales of stock occurred under the terms of the agreement.

  See Notes 2, 4, 5 and 19 for information related to the Company's issuance of common stock in connection with the Cellcor merger, DP/Merck Agreement, CytoRad merger and settlement of stockholders litigation, respectively. See
Note 12 for discussion of redeemable common stock.

                     CYTOGEN CORPORATION AND SUBSIDIARIES

14. STOCK OPTIONS AND GRANTS:

  The Company has various stock option plans which provide for the issuance of incentive and non-qualified stock options to employees, non-employee directors and outside consultants, for which an aggregate of 4,070,500 shares of common stock have been reserved. The persons to whom options may be granted and the number, type, and terms of the options vary among the plans. Options are granted with an exercise term of 10 years and generally become exercisable in installments over periods of up to 5 years at an exercise price determined either by the plan or equal to the fair market value of the common stock at the date of grant. Under certain circumstances, vesting may accelerate. In September 1993, the Company offered new options to non-executive employees in exchange for existing options, both vested and non-vested, at an exercise price equal to the fair market value of the common stock on the date of the restructuring. Activity under these plans was as follows:

                                                          NUMBER OF  PRICE RANGE
                                                           SHARES     PER SHARE
                                                          ---------  -----------
   Balance at January 2, 1993............................ 1,804,540  $1.00-20.00
     Granted.............................................   887,900   5.63-19.88
     Exercised...........................................  (287,120)  1.00-15.69
     Cancelled...........................................  (718,010)  3.18-20.00
                                                          ---------  -----------
   Balance at January 1, 1994............................ 1,687,310  $1.00-17.00
     Granted.............................................   778,080   2.44-6.19
     Exercised...........................................    (2,680)  1.00-3.88
     Cancelled...........................................  (334,770)  3.88-17.00
                                                          ---------  -----------
   Balance at December 31, 1994.......................... 2,127,940  $1.00-17.00
     Granted............................................. 1,425,607   2.69-5.47
     Exercised...........................................   (91,400)  1.00-3.88
     Cancelled...........................................  (509,290)  2.69-17.00
                                                          ---------  -----------
   Balance at December 31, 1995.......................... 2,952,857  $2.69-17.00
                                                          =========  ===========

  At December 31, 1995, options to purchase 670,843 shares were exercisable and 310,142 shares were available for issuance of additional options that may be granted under the plans.

  In connection with the Cellcor merger (see Note 2), CYTOGEN reserved for issuance 606,952 shares of common stock that will become issuable upon the exercise of the Cellcor Stock Options assumed by CYTOGEN under the terms of the Merger Agreement. At December 31, 1995, 603,052 Cellcor Stock Options were outstanding at exercise prices ranging from $0.50 to $8.75 and 301,889 Cellcor Stock Options were exercisable.

  In 1995, 1994 and 1993, respectively, 15,000, 10,000 and 500 shares of common stock were granted to the officers of the Company and a member of CYTOGEN's Scientific Advisory Board. The expense related to these commitments to grant shares of stock is based upon the fair value of those shares on the date of the commitment and is recognized over the period beginning with such commitment and ending with the actual grant.

15. RELATED PARTY TRANSACTIONS:

  Consulting services are provided under an agreement with a company owned by an officer of the Company, who is a member of the Board of Directors. In 1993, one of CYTOGEN's former principal stockholders, who was a member of the Board of Directors, also provided consulting services to CYTOGEN. The annual fees under the agreements were $208,000, $180,000 and $61,900 in 1995, 1994 and
1993, respectively.

  The seven members of CYTOGEN's Scientific Advisory Board were stockholders and provided consulting services to CYTOGEN in 1993. Consulting fees, including stock grants, paid to the five non-employee members totaled $47,000 in 1993.

                     CYTOGEN CORPORATION AND SUBSIDIARIES

16. PENSION PLANS:

  CYTOGEN maintains a defined contribution pension plan. The contribution is determined by the Board of Directors each year and is based upon a percentage of gross wages of eligible employees. The plan provides for vesting over five years, with credit given for prior service. CYTOGEN also makes contributions under a 401(k) plan in amounts which match up to 50% of the salary deferred by the participants. Matching is capped at 6% of deferred salaries. Total pension expense was $311,000, $256,000 and $335,000 for 1995, 1994 and 1993,
respectively.

17. INCOME TAXES:

  As of December 31, 1995, CYTOGEN had federal net operating loss carryforwards of approximately $123 million. The Company also had federal and state research and development tax credit carryforwards of approximately $5 million. The net operating loss and credit carryforwards have begun to expire in 1995.

  The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an "ownership change". Such an "ownership change" as described in Section 382 of the Internal Revenue Code may limit the Company's utilization of its net operating loss and tax credit carryforwards.

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

  Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                               1995      1994
                                                             --------  --------
   Deferred tax assets:
     Net operating loss carryforwards....................... $ 41,800  $ 34,000
     Capitalized research and development expenses..........   19,300    16,000
     Research and development credit........................    5,000     4,000
     Reacquisition of technology and marketing rights.......    1,500     1,500
     Inventory reserves.....................................    2,800     1,000
     Other, net.............................................      830        -
                                                             --------  --------
       Total deferred tax assets............................   71,230    56,500
       Valuation allowance for deferred tax assets..........  (71,230)  (56,500)
                                                             --------  --------
         Net deferred tax assets............................ $     -   $     -
                                                             ========  ========

  In 1995, CYTOGEN acquired CytoRad (see Note 5) and Cellcor (see Note 2), both of which have net operating loss carryforwards. Approximately $20 million of these carryforwards may be available to offset future taxable income. An additional net operating loss carryforward may be available in certain circumstances. A 100% valuation allowance was established on the acquisition dates as realization of these tax assets is uncertain.

                     CYTOGEN CORPORATION AND SUBSIDIARIES

18. COMMITMENTS AND CONTINGENCIES:

  The Company leases its facilities and certain equipment under non-cancelable operating leases which expire at various times through 2003. Rent expense incurred on these leases was $1.2 million, $1.2 million and $1.3 million in 1995, 1994 and 1993, respectively. Minimum future obligations under the operating leases total $8.4 million as of December 31, 1995 and will be paid as follows: $2.0 million in 1996, $1.6 million in 1997, $1.3 million in 1998, $1.3 million in 1999, $0.9 million in 2000 and an aggregate of $1.3 million in 2001 through 2003.

  The Company has an agreement which provides for equipment lease financings. As of December 31, 1995, the Company has $1.1 million in sale-leaseback refinancings of which approximately $400,000 was outstanding against this arrangement. The refinancings resulted in a deferred gain which is being amortized over the lease term of 45 months. The sale-leaseback refinancings are secured by $358,200 in standby letters of credit provided under a letter of credit agreement. Minimum future obligations under these and other non-cancelable leases totalled $150,000 at December 31, 1995 and will be paid in 1996.

  The Company is obligated to make minimum future payments under research and development contracts which expire at various times. As of December 31, 1995, the minimum future payments under contracts with fixed terms totalled $342,000 and will be paid as follows: $312,000 in 1996, $26,000 in 1997 and $4,000 in 1998. Under contracts whose expirations are not fixed, the annual minimum payments are $41,000 in 1996, $56,000 in 1997, $66,000 in 1998, $76,000 in
1999, $86,000 in 2000 and thereafter. In addition, the Company is obligated to pay royalties on revenues from commercial products developed from the research, including certain guaranteed minimum payments.

  In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding and CISbio, respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding is currently pursuing the necessary regulatory approvals in Canada. CISbio is expected to relaunch OncoScint CR/OV during 1996 in eight Western European countries and four Eastern European countries where the product has been approved for marketing.

19. LITIGATION:

  On November 18, 1994, final approval was given to the settlement of the 1992 class action securities law suit, which provided for a $1,950,000 cash payment (which includes approximately $900,000 of fees and expenses of plantiffs' counsel), the issuance of 197,942 shares of CYTOGEN common stock and an additional $500,000 payable if the Company has annual earnings per share of $.50 or greater during any fiscal year commencing with 1993 through 1996.

                      CYTOGEN CORPORATION AND SUBSIDIARIES

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

       COLUMN A          COLUMN B             COLUMN C              COLUMN D    COLUMN E
       --------         ---------- ------------------------------- ---------- -------------
                                              ADDITIONS
                        BALANCE AT -------------------------------
                        BEGINNING  CHARGED TO COSTS                            BALANCE AT
      DESCRIPTION       OF PERIOD    AND EXPENSES   OTHER ACCOUNTS DEDUCTIONS END OF PERIOD
      -----------       ---------- ---------------- -------------- ---------- -------------
FOR THE YEAR ENDED
 DECEMBER 31, 1995:
  Allowances for
   doubtful accounts
   receivable..........  $526,000      $ 10,000          $ -          $ -       $536,000
FOR THE YEAR ENDED
 DECEMBER 31, 1994:
  Allowances for
   doubtful accounts
   receivable..........  $526,000      $     -           $ -          $ -       $526,000
FOR THE YEAR ENDED
 JANUARY 1, 1994:
  Allowances for
   doubtful accounts
   receivable..........  $263,000      $263,000          $ -          $ -       $526,000



                                                           EXHIBIT INDEX
                                                           -------------

Exhibit                                                                                                            Sequentially
Number                               Description                                                                   Numbered Page
------                               -----------                                                                   -------------
10.16.3                 Second Amendment to the Option Agreement between CYTOGEN Corporation and
                        Fletcher Capital Markets, Inc., dated November 15, 1995.

10.26                   Description of arrangement with Somerest Central Corporation.

10.30                   CYTOGEN Corporation 1995 Stock Option Plan.

10.31                   Research and Development and Option Agreement, dated December 14, 1995, between CYTOGEN Corporation and Elan Corporation, plc.**

10.32                   Distribution Agreement, dated December 22, 1995, between CYTOGEN Corporation and Faulding (Canada) Inc.**

10.33                   Distribution Agreement, dated January 16, 1996, between CYTOGEN Corporation and CIS biointernational.**

10.34                   Severance Agreement effective as of January 1, 1994 between CYTOGEN Corporation and
                        Thomas J. McKearn, M.D., Ph.D.

10.35                   Description of Severance Agreement with Richard J. Walsh.

10.36                   Horosziewicz - CYTOGEN Agreement, dated April 20, 1989, between CYTOGEN
                        Corporation and Julius S. Horosziewicz, M.D., DMSe.**

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