Form 10-Q
period 1996-03-31
CYTOGEN CORP
filed 1996-05-09
CIK 725058

                      SECURITIES AND EXCHANGE COMMISSION               Conformed
                            Washington, D.C. 20549                         Copy

                                   FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
              1934

          For the quarterly period ended March 31, 1996
                                         --------------

                                      OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13
              OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
              1934

          For the transition period from ______________ to ______________

                        Commission file number  0-14879
                                               ---------

                              Cytogen Corporation
            --------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                      22-2322400
- -------------------------------                  ---------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                     Identification Number)

           600 College Road East, CN 5308, Princeton, NJ 08540-5308
       ----------------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

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
                                              ---   ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                             Outstanding at April 24, 1996
- ----------------------------               -------------------------------
Common Stock, $.01 par value                          47,865,288


Warrants to Purchase One Share of Common Stock,        4,023,295
        $.01 par value

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                March 31, 1996



PART I  -  FINANCIAL INFORMATION
- ------     ---------------------


Item 1  -  Consolidated Financial Statements



     INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------------------

        The accompanying consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosure normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with CYTOGEN Corporation's (the "Company" or "CYTOGEN") audited consolidated financial statements and notes thereto for the year ended December 31, 1995. In the opinion of the Registrant, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of CYTOGEN as of March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995, and the cash flows for the three months ended March 31, 1996 and 1995.

        The results of operations for the periods ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (All amounts in thousands, except share data)



                                                                       March 31,       December 31,
ASSETS                                                                   1996             1995
                                                                      (Unaudited)
                                                                     --------------   --------------
Current Assets:
  Cash and cash equivalents                                          $      22,113    $      27,551
  Short term investments                                                     5,104            1,201
  Restricted cash                                                              383              383
  Accounts receivable, net                                                     454              284
  Inventories                                                                  317              356
  Other current assets                                                         250              360
                                                                     --------------   --------------
   Total current assets                                                     28,621           30,135
                                                                     --------------   --------------
Property and Equipment:
  Leasehold improvements                                                     9,881            9,850
  Equipment and furniture                                                    6,622            6,535
                                                                     --------------   --------------
                                                                            16,503           16,385

  Less- Accumulated depreciation and amortization                          (11,346)         (10,923)
                                                                     --------------   --------------

     Net property and equipment                                              5,157            5,462
                                                                     --------------   --------------

Other Assets                                                                 1,550            1,552
                                                                     --------------   --------------

                                                                     $      35,328    $      37,149
                                                                     ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities                           $       4,763    $       6,385
  Current portion of long term liabilities                                   2,010            2,213
                                                                     --------------   --------------
     Total current liabilities                                               6,773            8,598
                                                                     --------------   --------------
Long Term Liabilities                                                        3,345            3,275
                                                                     --------------   --------------
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,400,000 shares
       authorized - none issued                                                  -                -
  Common stock, $.01 par value, 69,600,000 shares
       authorized, 47,252,000 and 46,040,000 shares
       issued and outstanding in 1996 and 1995, respectively                   473              460
  Additional paid-in capital                                               258,868          253,122
  Unrealized gains on short term investments                                     9               34
  Accumulated deficit                                                     (234,140)        (228,340)
                                                                     --------------   --------------
     Total stockholders' equity                                             25,210           25,276
                                                                     --------------   --------------
                                                                     $      35,328    $      37,149
                                                                     ==============   ==============


       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (All amounts in thousands, except per share data)
                                  (Unaudited)




                                                 Three Months Ended March 31,
                                                -----------------------------
                                                    1996             1995
                                                =============================
REVENUES:
 Product related                                $      383          $     374
 License and contract                                  815                334
                                                ----------          ---------
  Total Revenues                                     1,198                708
                                                ----------          ---------


OPERATING EXPENSES:
 Research and development                            4,936              5,496
 Selling and marketing                                 727                942
 Acquisition of technology and marketing rights          -             19,663
 General and administrative                          1,601              1,628
                                                ----------          ---------

  Total Operating Expenses                           7,264             27,729
                                                ----------          ---------


LOSS FROM OPERATIONS                            $   (6,066)         $ (27,021)
                                                ----------          ---------

GAINS ON INVESTMENTS, net                              380                163
INTEREST EXPENSE                                      (114)              (148)
                                                ----------          ---------

NET LOSS                                        $   (5,800)         $ (27,006)
                                                ==========          =========


NET LOSS PER COMMON SHARE                       $    (0.12)         $   (0.95)
                                                ==========          =========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               46,899             28,512
                                                ==========          =========


       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                               (Unaudited)

                                                                    Three Months Ended March 31,
                                                                 ----------------------------------

                                                                      1996                1995
                                                                 ==================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                         $       (5,800)     $      (27,006)
                                                                 --------------      --------------
Adjustments to Reconcile Net Loss to Cash Used for
 Operating Activities:
     Depreciation and Amortization                                          423                 367
     Imputed Interest                                                       103                 148
     Amortization of Deferred Charges                                        (8)                (10)
     Acquisition of Technology Rights                                        -               19,663
     Inventory Writedown                                                     -                  698
     Stock Grants                                                            -                   30
     Changes in Assets and Liabilities, Net of Effect
         from Acquisition:
         Accounts receivable, net                                          (170)                  -
         Inventories                                                         39                  72
         Other current assets                                               110                 110
         Accounts payable and accrued liabilities                        (1,622)               (971)
         Other liabilities                                                 (226)                674
                                                                 --------------      --------------
     Total adjustments                                                   (1,351)             20,781
                                                                 --------------      --------------
     Net cash used for operating activities                              (7,151)             (6,225)
                                                                 --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in Short Term Investments                                     (3,928)             (1,346)
Purchases of Property and Equipment                                        (118)               (137)
Net Cash Acquired in CytoRad Acquisition (See Note 6)                        -               11,260
                                                                 --------------      --------------
     Net cash (used for) provided by investing activities                (4,046)              9,777
                                                                 --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                                    5,759               4,000
                                                                 --------------      --------------
     Net cash provided by financing activities                            5,759               4,000
                                                                 --------------      --------------
Net (Decrease) Increase in Cash and Cash Equivalents                     (5,438)              7,552
Cash and Cash Equivalents, Beginning of Period                           27,551               7,700
                                                                 --------------      --------------
Cash and Cash Equivalents, End of Period                         $       22,113      $       15,252
                                                                 ==============      ==============


       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


From time to time, the term "Company" as used herein, may include CYTOGEN and its wholly-owned subsidiary Cellcor, Inc. ("Cellcor") taken as a whole, where appropriate.

(Information as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 is unaudited.)

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

Short Term Investments

        Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At March 31, 1996, the Company's short term investments are classified as available for sale and are carried at fair value based on quoted market prices. Differences between an investment's amortized cost and fair value are charged directly to stockholders' equity, net of income taxes. Accordingly, a net unrealized gain of approximately $9,000 has been recorded as a separate component of stockholders' equity at March 31, 1996.

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

Revenue Recognition

        Product related revenues include product sales by CYTOGEN to its customers and in 1996, to its European distributor, CIS biointernational ("CISbio") (see Note 2). Product sales are recognized upon shipment of finished goods. Beginning in October 1995, as a result of CYTOGEN's acquisition of Cellcor (see Note 4), product related revenues also include the recovery of costs associated with the treatment of patients who have received the autolymphocyte therapy ("ALT") for metastatic renal cell carcinoma ("mRCC") under a compassionate protocol and in 1996, also included the cost recovery associated with the Treatment IND program.

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

Common Stock Outstanding

        As a result of the Cellcor merger, the issued and outstanding shares of Cellcor common stock and preferred stock ("Cellcor Shares") were converted into the right to receive shares of CYTOGEN common stock. As of March 31, 1996, certain holders of Cellcor Shares had not yet exchanged their Cellcor Shares for shares of CYTOGEN common stock. For accounting purposes, all Cellcor Shares were deemed exchanged for issued and outstanding shares of CYTOGEN common stock as of the date of the Cellcor merger. See Note 4.

New Accounting Pronouncements

        The Company will be required to adopt the disclosure requirement of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for the year ended December 31, 1996. The adoption of this pronouncement will have no impact on the Company's statement of operations.

Reclassifications

        Certain reclassifications have been reflected in the 1995 financial statements to conform with the 1996 presentation.

2.      CIS BIOINTERNATIONAL AND FAULDING:

        In January 1996, CYTOGEN entered into a distribution agreement (the "CISbio Agreement") with CISbio, granting to CISbio the exclusive right to distribute and sell OncoScint CR/OV in all the countries of the world, except for the U.S. and Canada. CISbio has advised CYTOGEN that it expects to re-launch OncoScint CR/OV during 1996 in eight Western European and four Eastern European countries where the product has been approved for marketing. The CISbio Agreement provides for payments upon execution of the agreement and upon achievement of a certain milestone, payments for minimum annual purchases of the components of OncoScint CR/OV by CISbio, and certain royalties based upon net sales, if any, of OncoScint CR/OV by CISbio. For the three months ended March 31, 1996, CYTOGEN recorded $144,000 in license and product related revenues from CISbio.

        In December 1995, CYTOGEN entered into a distribution agreement (the "Faulding Agreement") with Faulding (Canada) Inc. ("Faulding") granting to Faulding the exclusive right to distribute and sell OncoScint CR/OV in Canada. Faulding is currently pursuing the necessary regulatory approvals to market the product in Canada. In addition to a one-time, up-front cash payment for execution of the agreement, which amount was recognized by the Company in 1996, Faulding will be required to make additional payments upon achievement of certain milestones, payments for minimum annual purchases of OncoScint CR/OV by Faulding, and certain royalties based upon net sales, if any, of OncoScint CR/OV by Faulding.

3.      ELAN CORPORATION:

        In December 1995, CYTOGEN entered into a research and development and option agreement (the "Elan Agreement") with Elan Corporation, plc ("Elan") under which both parties will implement a research program that combines CYTOGEN's Genetic Diversity Library ("GDL") technology with Elan's drug delivery system technology to collaboratively develop orally administered products. Thereunder, Elan has been granted an option for the exclusive worldwide licensing rights to any products so developed and the Company will receive royalties based on sales, if any, of such products. Elan will provide the funding necessary for the Company to fulfill its obligations under the research program with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program. For the three months ended March 31, 1996, CYTOGEN recorded $156,000 in contract revenues from Elan.

4.      CELLCOR, INC.:

        Pursuant to an Agreement and Plan of Merger dated June 15, 1995, as amended, in October 1995, CYTOGEN completed its acquisition of Cellcor and the related subscription offering (the "Subscription Offering"). As a result, CYTOGEN issued (i) 4,713,564 shares of CYTOGEN common stock to acquire Cellcor (see Note 1) and (ii) 5,144,388 shares of CYTOGEN common stock in connection with the Subscription Offering raising a total of $20.0 million, and has reserved for issuance up to 606,952 shares of CYTOGEN common stock issuable upon the exercise of the options that were outstanding under the Cellcor employee stock option plans at the time of merger. The transaction was accounted for by using the purchase method of accounting, whereby the Company recorded a one-time, non-cash charge of approximately $26.2 million for acquisition of technology rights to its statement of operations during the three months ended December 31, 1995, which charge represented the amount by which the purchase price exceeded the fair value of net assets acquired from Cellcor.

5.      DUPONT MERCK:

        Pursuant to a license agreement dated as of December 20, 1994 and as amended on March 29, 1996 (the "DP/Merck Agreement"), CYTOGEN has sub-licensed to The DuPont Merck Pharmaceutical Company ("DuPont Merck") CYTOGEN's manufacturing and marketing rights to Quadramet in the U.S., Canada and Latin America (the "Territory Rights"), if and when approved for marketing in each applicable country. CYTOGEN has retained the right to co-promote the product to nuclear medicine specialists. Quadramet is a therapy agent for treatment of severe pain associated with cancers that spread to the bone. CYTOGEN acquired the Territory Rights to Quadramet from The Dow Chemical Company ("Dow") pursuant to a license agreement, under which it assumed responsibility for the development and commercialization of the product (see Note 7). The New Drug Application ("NDA") for Quadramet was officially filed by FDA in August 1995.

        Pursuant to the terms of the DP/Merck Agreement, in January 1995, CYTOGEN received from DuPont Merck $4.0 million for the sale of 908,265 shares of CYTOGEN common stock to DuPont Merck and $1.3 million to fund additional clinical programs to expand the use and marketing of Quadramet, of which $333,000 was recognized as license and contract revenues during the three months ended March 31, 1995. The remaining $1.0 million was classified as deferred revenues, and was recognized ratably throughout 1995 as services under the contract were performed. For the three months ended March 31, 1996, CYTOGEN recorded $431,000 as license and contract revenues from DuPont Merck. The DP/Merck Agreement further provides for future payments of up to $2.5 million toward additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval, additional payments upon achievement of certain other milestones and royalty payments based on sales, including guaranteed minimum payments.

6.      CYTORAD INCORPORATED:

        In February 1995, CYTOGEN completed its acquisition of CytoRad Incorporated ("CytoRad") pursuant to an Agreement and Plan of Merger dated November 15, 1994, under which CYTOGEN exchanged for each outstanding CytoRad unit (i) 1.5 shares of CYTOGEN common stock, (ii) a warrant to acquire one share of CYTOGEN common stock for $8.00 that expires January 31, 1997 and (iii) a contingent value right ("CVR") to receive, under certain circumstances and at no additional cost, up to one-half share of CYTOGEN common stock. On February 29, 1996, the Company announced that the CVRs had expired by their terms and were of no further value. Accordingly, the Company no longer has an obligation to issue shares of its common stock to holders of CVRs on January 31, 1997.

        As a result of the merger, the Company acquired $11.7 million of CytoRad's cash and securities, before payment of certain transaction costs. In addition, CYTOGEN recorded approximately $19.7 million for acquisition of technology and marketing rights as a charge to its statement of operations during the three months ended March 31, 1995, which charge represented the amount by which the purchase price exceeded the fair value of net assets acquired from CytoRad.

7.      THE DOW CHEMICAL COMPANY:

        In 1993, CYTOGEN acquired from Dow an exclusive license in the U.S. for Quadramet. This license was amended in 1995 to expand the territory to include Canada and Latin America. The Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

8.      REVENUES FROM MAJOR CUSTOMERS:

        Customers who contributed 10% or more of the Company's total product related, license and contract revenues were as follows:

                                                 Three Months Ended March 31,
                                                ------------------------------
                                                     1996            1995
                                                   --------        --------
  Customer
  ----------
  DuPont Merck (See Note 5)                           36%             47%
  Medi-Physics                                        14%              -
  Elan (See Note 3)                                   13%              -
  CISbio (See Note 2)                                 12%              -
Medi-Physics is a chain of radiopharmacies.

9.      LONG TERM LIABILITIES:

                                                     March 31,    December 31,
                                                       1996           1995
                                                    ----------    ------------
Due to Knoll                                        $4,326,000     $4,237,000
Due to Chiron                                          599,000        785,000
Capital lease obligations                              421,000        448,000
Deferred charges                                         9,000         18,000
                                                    ----------     ----------
                                                     5,355,000      5,488,000

Less:  Current portion                               2,010,000      2,213,000
                                                    ----------     ----------
                                                    $3,345,000     $3,275,000
                                                    ==========     ==========

        In November 1994, CYTOGEN executed a termination agreement (the "Termination Agreement") with Knoll Pharmaceutical Company ("Knoll"). Pursuant to the Termination Agreement, the Company has reacquired from Knoll all U.S. marketing rights to OncoScint CR/OV (the "U.S. Rights"), which were previously granted to Knoll. The resulting liability of CYTOGEN to Knoll will be paid over a four-year period and without interest, as follows: $3.1 million in 1995 (which amount has been paid); $1.6 million in 1996; $1.6 million in 1997; and $1.7 million in 1998. Imputed interest of $88,000 and $130,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded for the three months ended March 31, 1996 and 1995, respectively.

        In December 1994, the Company entered into a disengagement agreement (the "Disengagement Agreement") with Chiron B.V., formerly EuroCetus B.V., successor in interest to EuroCetus International, N.V. ("Chiron"). Under the Disengagement Agreement, the Company reacquired the exclusive marketing and distribution rights in Europe (the "European Rights"), which were previously granted to Chiron, and purchased certain business assets relating to the European Rights. The resulting liability of CYTOGEN to Chiron will be paid over three years and without interest, as follows: $200,000 in 1995 (which amount has been paid), $300,000 in 1996 and $377,181 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company. Imputed interest of $15,000 and $18,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded for the three months ended March 31, 1996 and 1995, respectively.

10.     COMMON STOCK:

        Under an option agreement (the "Option") granted to Fletcher Capital Market, Inc. ("Fletcher") in May 1994, as amended, Fletcher purchased (i) 1.8 million shares of CYTOGEN common stock in August 1995, at an aggregate price of approximately $7.3 million, or $4.058 per share, (ii) 500,000 shares of CYTOGEN common stock in November 1995, at an aggregate price of $2.3 million, or $4.696 per share, and (iii) an aggregate of 1.0 million shares of CYTOGEN common stock in January 1996, at an aggregate price of $4.7 million, or $4.70 per share.

        Pursuant to an Investment Agreement between the Company and Fletcher Fund, L.P., a Delaware limited partnership ("Fletcher Fund"), dated as of September 8, 1995 (as amended, the "Investment Agreement"), the Company sold 665,352 shares of CYTOGEN common stock, for an aggregate purchase price of approximately $2.7 million. Under the Investment Agreement, as amended by the First Amendment to Investment Agreement dated April 26, 1996 (the "Amendment"), the Company was also granted the right to issue and sell to Fletcher Fund, and Fletcher Fund will be obligated to purchase, up to 675,000 shares of CYTOGEN common stock from time to time (collectively, the "Put Rights") at a purchase price per share equal to 101% of the average of the daily volume weighted average price of CYTOGEN common stock on the Nasdaq National Market ("NASDAQ") during (a) a designated twenty-one business day period or (b) the last three business days of said designated twenty-one business day period, whichever is less. The Put Rights, which were originally scheduled to expire on March 29, 1996, were extended until December 15, 1996 pursuant to the Amendment. Under certain circumstances, Fletcher Fund will have the right to decrease or increase the number of shares of CYTOGEN Common Stock to be purchased in connection with the exercise of a Put Right by the Company, but in no event shall the total number of shares sold by the Company and purchased by Fletcher Fund pursuant to the Investment Agreement exceed 4.9% of the total number of shares of CYTOGEN common stock outstanding, after giving effect to the proposed sale and purchase of the shares in question. The shares to be issued and sold in this transaction were registered pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission ("SEC") in April 1994.

        In November 1995, CYTOGEN sold 1,256,565 shares of common stock to a private institutional investor in a private placement transaction pursuant to Regulation S of the Securities Act for an aggregate price of $5.0 million. In April 1996, CYTOGEN sold an additional 729,394 shares of common stock to that same investor for an aggregate price of $5.0 million, pursuant to the exercise of the put right that was previously granted to the Company.

        CYTOGEN and Nomura Securities International, Inc. ("Nomura") executed an agreement effective as of February 23, 1996 that terminated the Purchase Agreement between CYTOGEN and Nomura dated March 28, 1995. No sales of stock occurred under the terms of the agreement.

        See Notes 4, 5 and 6 for information related to the Company's issuance of common stock in connection with the Cellcor merger, DP/Merck Agreement, and CytoRad merger.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Background

        Historically, CYTOGEN's revenues have resulted primarily from (i) payments received from the sale of research services pursuant to collaborative agreements, (ii) fees generated from the licensing of its technology and marketing rights to its products and (iii) product related revenues on sales of its OncoScint products in the U.S. and Western Europe.

        In December 1994, CYTOGEN entered into the DP/Merck Agreement, as amended in March 1996, with DuPont Merck, pursuant to which DuPont Merck will have responsibility for manufacturing and marketing Quadramet in the U.S., Canada and Latin America, if and when approved for marketing by each applicable country. The Company has retained the right to co-promote the product to nuclear medicine specialists. Pursuant to the DP/Merck Agreement, in January 1995, CYTOGEN received from DuPont Merck $5.3 million, of which $1.3 million was to fund additional clinical programs to expand the use and marketing of Quadramet and $4.0 million was to purchase 908,265 shares of CYTOGEN common stock. In addition, for the three months ended March 31, 1996, CYTOGEN recorded $431,000 in license and contract revenues from DuPont Merck. See Note 5 to the Consolidated Financial Statements. The NDA for Quadramet was accepted for filing by FDA effective August 1995. The timing and outcome of FDA's decision regarding Quadramet cannot be predicted by the Company at this time.

        In February 1995, CYTOGEN acquired CytoRad by merging CytoRad with and into a wholly-owned subsidiary of CYTOGEN. See Note 6 to the Consolidated Financial Statements. As a result of the merger, the Company acquired $11.7 million of CytoRad's cash and securities, before payment of certain transaction costs. In addition, during the three months ended March 31, 1995, the Company recorded a one-time non-cash charge to the statement of operations of $19.7 million for the acquisition of technology and marketing rights pertaining to the merger.

        In December 1995, CYTOGEN entered into the Elan Agreement with Elan under which both parties will implement a research program that combines CYTOGEN's GDL technology with Elan's drug delivery system technology to collaboratively develop orally administered products. See Note 3 to the Consolidated Financial Statements. Elan will provide the funding necessary for the Company to fulfill its obligations under the research program with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program. For the three months ended March 31, 1996, CYTOGEN recorded $156,000 in contract revenues from Elan.

        To date, sales of OncoScint CR/OV in both the U.S. and European markets have been limited, in part, because OncoScint CR/OV is a "technique-dependent" product that requires a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. CYTOGEN believes that sales of OncoScint CR/OV may be increased because of approval by FDA of repeat administration, which occurred in November 1995, implementation of better quality control at the time the image is actually acquired, and through greater assistance with the interpretation of the scans. The approval of repeat administration extends the prior FDA approval of the single administration indication to include readministration of OncoScint CR/OV to human anti-mouse antibody-negative patients who are at risk of recurrence of their cancer. While an important next step for OncoScint, CYTOGEN believes that sales of OncoScint CR/OV may be only modestly increased because of repeat administration. CYTOGEN is establishing a network of qualified nuclear medicine physicians through its Partners in Excellence or PIE(TM) Program (the "PIE Program"). The PIE Program includes rigorous training, testing, and ongoing quality assurance protocols with active support and certification in conjunction with the American College of Nuclear Physicians. The PIE Program is being further developed in preparation for the launch of ProstaScint, for which a Product License Application ("PLA") was accepted as filed by FDA in March 1995. ProstaScint is currently scheduled to be reviewed by the Medical Imaging Drug Advisory Committee during the July 1996 meeting. The timing and outcome of FDA's decision regarding ProstaScint cannot be predicted by the Company. CYTOGEN is also pursuing a marketing partner for ProstaScint with experience in urology. There can be no assurance that the PIE Program will be successful or that a marketing partner will be obtained for ProstaScint.

        In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding and CISbio, respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding is currently pursuing the necessary regulatory approvals in Canada. CISbio has advised the Company that it expects to relaunch OncoScint CR/OV during 1996 in eight Western European countries and four Eastern European countries where the product has been approved for marketing. See Note 2 to the Consolidated Financial Statements.

        In October 1995, CYTOGEN completed its acquisition of Cellcor by merging Cellcor with and into a wholly-owned subsidiary of CYTOGEN. See Note 4 to the Consolidated Financial Statements. Cellcor is a biotechnology company focused on the development and commercialization of ALT, a proprietary immunotherapy using a patient's own white blood cells to augment the immune system and thereby treat cancer and certain infectious diseases. In the fourth quarter of 1995, Cellcor completed patient accrual for its Phase III pivotal clinical trial using ALT to treat metastatic kidney cancer patients. The study will conclude in the fourth quarter of 1996. If results from the trial are favorable and FDA concurs, the Company expects to proceed with the submission of a PLA in the first half of 1997. There can be no assurance regarding the results of the study or the timing or outcome of FDA's review.

        Cellcor has received FDA approval to proceed with a Treatment IND that allows ALT to be available as a treatment option for patients who have no satisfactory alternative therapy to treat their metastatic kidney cancer. The Treatment IND also allows the Company to recover costs associated with the treatment. ALT will be available through the Treatment IND while the Company continues to pursue FDA approval of ALT. As a result of the Cellcor merger, beginning October 1995, the Company's product related revenues included the cost recovery related to the treatment of patients receiving ALT under a compassionate protocol and in 1996, also included the cost recovery related to the Treatment IND program. In addition, during the three months ended December 31, 1995, the Company recorded a one-time non-cash charge to the statement of operations of approximately $26.2 million for acquisition of Cellcor technology rights.

Results of Operations

        Revenues. Total revenues for the three months ended March 31, 1996 were $1.2 million compared to $708,000 recorded in the same period of 1995. The increase from the prior year period is primarily attributable to license and contract revenues realized under the agreements executed in the fourth quarter of 1995 and the first quarter of 1996 with Elan and CISbio, respectively. In addition, during the three months ended March 31, 1996, CYTOGEN recorded $431,000 in license and contract revenues from DuPont Merck compared to $333,000 recorded in the same period of the prior year.

        For the three months ended March 31, 1996, product related revenues were $383,000 compared to $374,000 recorded for the same period of 1995. The 1996 product related revenues included $370,000 from the sales of OncoScint CR/OV and $13,000 from the cost recovery associated with the ALT Treatment. The 1995 product related revenues were from the sales of OncoScint CR/OV.

        License and contract revenues for three months ended March 31, 1996 were $815,000 compared to $334,000 recorded in the same period of 1995. The increase over the prior year period is primarily attributable to license and contract revenues from Elan, CISbio, Faulding and DuPont Merck.

        Operating Expenses. Operating expenses for the three months ended March 31, 1996 were $7.3 million compared to $27.7 million recorded in the same period of 1995. The decrease from the prior year period is largely attributable to a one-time non-cash charge of $19.7 million recorded in the three months ended March 31, 1995 for the acquisition of technology and marketing rights associated with the CytoRad merger. After excluding this one-time charge, 1996 operating expenses, including $988,000 of expenses from Cellcor operations, were lower than those recorded in the comparable period of 1995. The level of current year operating expenses reflects the Company's objective to control spending and to focus its efforts on its highest priority products and technology, which are (i) OncoScint CR/OV, (ii) Quadramet, (iii) ProstaScint, (iv) the GDL technology and
(v) ALT therapy for mRCC.

        Research and development expenses for the three months ended March 31, 1996 were $4.9 million compared to $5.5 million recorded in the same period of 1995. These expenses principally reflect product development efforts and support for various ongoing clinical trials. The 1996 research and development expenses included $903,000 of expenses from Cellcor operations. The 1995 research and development expenses for the three months ended March 31, 1995 included a charge of $698,000 for inventory writedown of commercial inventory relating to OncoScint CR/OV.

        Selling and marketing expenses for the three months ended March 31, 1996 were $727,000 compared to $942,000 recorded in the same period of 1995. The decrease from the prior year period is primarily attributable to the reduction of salaries and employee related expenses that resulted from the restructuring of CYTOGEN's sales force in March 1995.

        The acquisition of technology and marketing rights expense of $19.7 million recorded for the three months ended March 31, 1995 was a one-time non-cash charge, representing the amount by which the purchase price exceeded the fair value of net assets acquired in connection with the CytoRad merger.

        General and administrative expenses of $1.6 million for the three months ended March 31, 1996 were approximately the same amount recorded in the comparable period of 1995. The 1996 general and administrative expenses included $85,000 of expenses from Cellcor operations.

        Other Income/Expense. Net gains on investments for the three months ended March 31, 1996 were $380,000 compared to $163,000 realized in the same period of 1995. The increase from the prior year period is due primarily to higher average cash and short term investment balances for the period.

        Interest expense for the three months ended March 31, 1996 was $114,000 compared to $148,000 recorded in the same period of 1995. The 1996 interest expense included $103,000 of imputed interest on liabilities associated with CYTOGEN's termination agreements with Knoll and Chiron compared to $148,000 recorded for the comparable period of 1995.

        Net Loss. Net loss for the three months ended March 31, 1996 was $5.8 million compared to a net loss of $27.0 million incurred in the same period of 1995. The loss per common share was $0.12 on 46.9 million average shares outstanding compared to $0.95 on 28.5 million average shares outstanding for the same period in 1995. As discussed above, the decrease in the net loss and net loss per common share is primarily attributable to the charge to the statement of operations for the acquisition of technology and marketing rights. At March 31, 1996, the Company had outstanding (i) options to purchase up to 3.3 million shares of CYTOGEN common stock under its various stock option plans with exercise prices ranging from $2.69 to $17.00 per share; (ii) warrants to purchase 4.3 million shares of CYTOGEN common stock with exercise prices ranging from $8.00 to $18.87 per share; and (iii) certain put rights to issue and sell up to approximately 1.4 million shares of CYTOGEN common stock, subject to adjustment. The loss per share calculation stated above does not take into account the shares issuable in connection with such options, warrants and put rights as their effect is antidilutive.

Liquidity and Capital Resources

        The Company's cash and short term investments were $27.2 million as of March 31, 1996, compared to $28.8 million as of December 31, 1995. The cash used for operating activities and purchases of property and equipment for the three months ended March 31, 1996 were $7.2 million and $118,000, respectively, compared to $6.2 million and $137,000 used in the same period of 1995. This increase over the prior year period primarily reflects the cash used to fund Cellcor operations.

        Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, the sale of research services, fees paid under its license agreements and interest earned on its cash and short term investments.

        CYTOGEN Common Stock. In January 1996, Fletcher purchased an aggregate of 1.0 million shares of CYTOGEN common stock at an aggregate price of approximately $4.7 million, or $4.70 per share, pursuant to the Option granted to Fletcher in May 1994, as amended. See Note 10 to the Consolidated Financial Statements.

        CYTOGEN and Nomura executed an agreement effective as of February 23, 1996 that terminated the Purchase Agreement between CYTOGEN and Nomura dated March 28, 1995. Under that agreement, CYTOGEN could have sold shares of its common stock to Nomura for distribution in the public markets. CYTOGEN had filed a Registration Statement on Form S-3 with the SEC in 1995, which registration statement was never declared effective. No sales of stock occurred under the terms of the agreement. Because of certain regulatory requirements governing the transaction, the structure of the transaction and its implementation as originally contemplated by the parties and as set forth in the agreement were required to be substantially revised. The parties agreed that it was not in their respective best interests to proceed with the transaction under the terms as so revised and therefore, agreed to terminate the agreement. CYTOGEN has also filed an application with the SEC for withdrawal of the registration statement.

        In April 1996, CYTOGEN sold 729,394 shares of common stock to a private institutional investor for an aggregate price of $5.0 million, pursuant to the exercise of a put right that was previously granted to the Company by that investor. See Note 10 to the Consolidated Financial Statements.

        Pursuant to the Investment Agreement, as amended in April 1996, between CYTOGEN and Fletcher Fund, CYTOGEN has the right until December 15, 1996 to issue and sell to Fletcher Fund, and Fletcher Fund will be obligated to purchase, up to 675,000 shares of CYTOGEN common stock from time to time at a purchase price per share equal to 101% of the average of the daily volume weighted average price of CYTOGEN common stock on NASDAQ during (a) a designated twenty-one business day period or (b) the last three business days of said designated twenty-one business day period, whichever is less. Under certain circumstances, Fletcher Fund will have the right to decrease or increase the number of shares of CYTOGEN Common Stock to be purchased in connection with the exercise of a Put Right by the Company, but in no event shall the total number of shares sold by the Company and purchased by Fletcher Fund pursuant to the Investment Agreement exceed 4.9% of the total number of shares of CYTOGEN common stock outstanding, after giving effect to the proposed sale and purchase of the shares in question. The shares to be issued and sold in this transaction were registered pursuant to a registration statement on Form S-3 filed with the SEC in April 1994. See Note 10 to the Consolidated Financial Statements.

        In April 1996, the SEC declared effective the Company's new shelf registration statement on Form S-3, which registers 5.0 million shares of common stock. Under the shelf registration, CYTOGEN may sell shares on a negotiated or competitive bid basis through underwriters, dealers or agents designated from time to time, or directly to other purchasers from time to time, as market conditions permit. CYTOGEN has not entered into any agreement relating to the sale of these shares.

        Product Related Revenues. To date, sales of OncoScint CR/OV have not been significant and are not expected to become a significant source of cash flow in 1996. In May 1995, CYTOGEN announced its initial implementation of the PIE Program described above. Depending on the success of the PIE Program, significant resources might be required. There can be no assurance that this marketing strategy will be successful.

        In November 1994, the Company executed the Termination Agreement with Knoll, pursuant to which the Company is required to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of a license, supply and marketing agreement executed in December 1991. The payment of these liabilities will be made as follows: $3.1 million in 1995, which amount has been paid; $1.6 million in 1996; $1.6 million in 1997; and $1.7 million in 1998.

        In December 1994, CYTOGEN entered into the Disengagement Agreement with Chiron to reacquire the European Rights and purchase certain business assets relating to the European Rights. The resulting liability of CYTOGEN to Chiron will be paid over three years and without interest, as follows: $200,000 in 1995, which amount has been paid; $300,000 in 1996; and $377,000 in 1997.
Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company.

        In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding and CISbio, respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding is currently pursuing the necessary regulatory approvals in Canada. CISbio has advised the Company that it expects to relaunch OncoScint CR/OV during 1996 in eight Western European countries and four Eastern European countries, where the product has been approved for marketing. In addition to one-time, up-front cash payments for execution of the agreements, which amounts were recognized by the Company in 1996, each of Faulding and CISbio will be required to make payments upon the achievement of certain milestones, payments for the purchase of products and royalties on net sales, if any. See Note 2 to the Consolidated Financial Statements.

        Beginning October 1995, as a result of the Cellcor merger, the Company's product related revenues included the cost recovery related to the treatment of patients receiving ALT under a compassionate protocol, and in 1996 also included the cost recovery associated with the Treatment IND program.

        Research Services and Licenses. Pursuant to the terms of the DP/Merck Agreement between CYTOGEN and DuPont Merck, CYTOGEN will receive from DuPont Merck future payments of up to $2.5 million towards additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval and royalty payments based on sales, including guaranteed minimum payments. For the three months ended March 31, 1996, CYTOGEN recorded $431,000 in license and contract revenues from DuPont Merck. See Note 5 to the Consolidated Financial Statements.

        CYTOGEN acquired an exclusive license in the U.S. from Dow for Quadramet in 1993. This license was amended in 1995 to expand the territory to include Canada and Latin America. The Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

        In December 1995, the Company and Elan entered into the Elan Agreement, under which Elan will provide the funding necessary for the Company to fulfill its obligations under the research program, with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program. For the three months ended March 31, 1996, CYTOGEN recorded $156,000 in contract revenues from Elan. See Note 3 to the Consolidated Financial Statements.

        The Company's capital and operating requirements, as described above, may further change depending upon several factors, including: (i) the amount of resources which the Company devotes to clinical evaluations and the establishment of manufacturing, marketing and sales capabilities; (ii) results of preclinical testing, clinical trials and research and development activities; and (iii) competitive and technological developments. The Company plans to continue to control spending and expects that its existing cash and short term investments of $27.2 million at March 31, 1996, together with other financing and acquisition opportunities which may become available, the $5.0 million received in April 1996 from the sale of stock, the potential sales of stock pursuant to the Put Rights described above and the receipt of additional funds from DuPont Merck and Elan in accordance with the terms of the DP/Merck Agreement and Elan Agreement, respectively, will be adequate to support the Company's operations into 1997.

        The Company's financial strategy is to meet its capital and operating requirements through revenues from existing products, the establishment of strategic marketing alliances and research and development partnerships, the acquisition, in-licensing and development of other technologies, products or services, subcontract manufacturing revenues, license and contract revenues, sale of equity securities as market conditions permit, interest income, and a continued commitment to control spending. Certain of these transactions may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing any product or technology and, if successful, increase long term revenues. There can be no assurance as to the strategy's success or that any resulting funds will be sufficient to meet the Company's cash requirements through the time that product related resources are sufficient to cover the Company's operating expenses.

        The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the timing and results of clinical studies; (ii) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program and the use of teleradiology; (iii) the profitability of its products; (iv) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates; (v) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (vi) the success of the Company's distributors in obtaining marketing approvals in Canada and in additional European countries, in achieving milestones and achieving sales of products resulting in royalties; and (vii) the Company's ability to access the capital markets in the future for continued funding of existing projects and for the pursuit of new projects.

PART II -   OTHER INFORMATION
- -------     -----------------



Item 6  -   Exhibits and Reports on Form 8-K

            (a) Exhibits:

            10.1- Amendment of the License Agreement between CYTOGEN Corporation and The Dow Chemical Company dated September 5, 1995.*

            10.2- Amendment to the License Agreement between CYTOGEN Corporation and The DuPont Merck Pharmaceutical Company dated March 29, 1996.*

            10.3- First Amendment to Investment Agreement between CYTOGEN Corporation and Fletcher Fund, L.P. dated April 26, 1996.

            27- Financial Data Schedule (Submitted to SEC only in electronic format).

* CYTOGEN Corporation has requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

            (b) Reports on Form 8-K:

            The Company filed two reports on Form 8-K during the three months ended March 31, 1996 and the dates of such reports were February 23, 1996 and March 29, 1996. The Form 8-K dated February 23, 1996 reported on "Item 5. Other Events" regarding the termination of the CVRs and termination of the Purchase Agreement between CYTOGEN Corporation and Nomura Securities International, Inc. The Form 8-K dated March 29, 1996 reported on "Item 5. Other Events" with respect to a press release announcing the filing of a shelf registration statement on Form S-3.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CYTOGEN CORPORATION



Date  May 9, 1996                    By /s/ T. Jerome Madison
      -----------                    ------------------------
                                     T. Jerome Madison
                                     Chief Financial Officer
                                     (Authorized Officer and Principal Financial
                                     Officer)