Form 10-Q
period 1996-06-30
CYTOGEN CORP
filed 1996-08-02
CIK 725058

                      SECURITIES AND EXCHANGE COMMISSION    Conformed
                            Washington, D.C. 20549             Copy

                                   FORM 10-Q
                  (Mark One)
                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE ACT
                       OF 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------
                                      OR

                  [_]  TRANSITION REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE ACT
                       of 1934

                  For the transition period from         to
                                                 --------  ---------

                        Commission file number 0-14879
                                               -------
                              Cytogen Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                     22-2322400
- -------------------------------                  ---------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                   Identification Number)

           600 College Road East, CN 5308, Princeton, NJ  08540-5308
           ---------------------------------------------------------
            (Address of Principal Executive Offices and Zip Code)

       Registrant's telephone number, including area code (609) 987-8200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days : Yes X No .
                                           ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                   Outstanding at July 24, 1996
- ----------------------------                      ----------------------------
Common Stock, $.01 par value                                 47,925,175


Warrants to Purchase One Share of Common Stock,               4,023,495
          $.01 par value

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                 June 30, 1996







PART I - FINANCIAL INFORMATION
- ------   ---------------------


Item 1 - Consolidated Financial Statements



            INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            -------------------------------------------------------

     The accompanying consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosure normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with CYTOGEN Corporation's (the "Company' or "CYTOGEN") audited consolidated financial statements and notes thereto for the year ended December 31, 1995. In the opinion of the Registrant, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of CYTOGEN as of June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and the cash flows for the six months ended June 30, 1996 and 1995.

     The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

                     CYTOGEN CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (All amounts in thousands, except share data)


                                                                 June 30,            December 31,
ASSETS                                                            1996                  1995
                                                               (Unaudited)
                                                             ===============        ===============
Current Assets:
   Cash and cash equivalents                                 $       20,373         $        27,551
   Short term investments                                             5,070                   1,201
   Restricted cash                                                      383                     383
   Accounts receivable, net                                             595                     284
   Inventories                                                          300                     356
   Other current assets                                                 370                     360
                                                              -------------          --------------
      Total current assets                                           27,091                  30,135
                                                              -------------          --------------
Property and Equipment:
   Leashold improvements                                              9,977                   9,850
   Equipment and furniture                                            6,941                   6,535
                                                              -------------          --------------
                                                                     16,918                  16,385

   Less--Accumulated depreciation and amortization                  (11,684)                (10,923)
                                                              -------------          --------------
       Net property and equipment                                     5,234                   5,462
                                                              -------------          --------------
Other Assets                                                          1,550                   1,552
                                                              -------------          --------------
                                                             $       33,875         $        37,149
                                                              =============          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued liabilities                  $        3,442         $         6,385
   Current portion of long term liabilities                           1,901                   2,213
                                                              -------------          --------------
       Total current liabilities                                      5,343                   8,598
                                                              -------------          --------------
Long Term Liabilities                                                 3,425                   3,275
                                                              -------------          --------------
Stockholders' Equity:
   Preferred stock, $.01 par value, 5,400,000 shares
       authorized- none issued                                           -                       -
   Common stock, $.01 par value, 89,600,000 shares
       authorized, 48,052,000 and 46,040,000 shares
       issued and outstanding in 1996 and 1995, respectively            481                     460
   Additional paid-in capital                                       264,033                 253,122
   Unrealized gains on short term investments                            12                      34
   Accumulated deficit                                             (239,419)               (228,340)
                                                              -------------          --------------
       Total stockholders' equity                                    25,107                  25,276
                                                              -------------          --------------
                                                             $       33,875         $        37,149
                                                              =============          ==============


       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (All amounts in thousands, except per share data)
                                  (Unaudited)



                                             Three Months Ended June 30,           Six Months Ended June 30,
                                            -----------------------------        -----------------------------

                                                 1996            1995                 1996           1995
                                            -------------   -------------        -------------   -------------
REVENUES:
  Product related                          $         359   $         354        $         742   $         728
  License and contract                             1,194             458                2,009             792
                                            ------------    ------------         ------------    ------------

     Total Revenues                                1,553             812                2,751           1,520
                                            ------------    ------------         ------------    ------------

OPERATING EXPENSES:
  Research and development                         4,683           5,033                9,619          10,537
  Selling and marketing                              971             778                1,698           1,720
  Acquisition of technology rights                     -               -                    -          19,663
  General and administrative                       1,454           1,328                3,055           2,948
                                            ------------    ------------         ------------    ------------

     Total Operating Expenses                      7,108           7,139               14,372          34,868
                                            ------------    ------------         ------------    ------------

LOSS FROM OPERATIONS                       $      (5,555)  $      (6,327)       $     (11,621)  $     (33,348)
                                            ------------    ------------         ------------    ------------

GAINS ON INVESTMENTS, net                            387             213                  767             376
INTEREST EXPENSE                                    (111)           (148)                (225)           (296)
                                            ------------    ------------         ------------    ------------

NET LOSS                                   $      (5,279)  $      (6,262)       $     (11,079)  $     (33,268)
                                            ------------    ------------         ------------    ------------

NET LOSS PER COMMON SHARE                  $       (0.11)  $       (0.20)       $       (0.23)  $       (1.11)
                                            ------------    ------------         ------------    ------------


WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                              47,825          31,923               47,378          29,982
                                            ------------    ------------         ------------    ------------

       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                  (Unaudited)





                                                                           Six Months Ended June 30,
                                                                        -------------------------------

                                                                              1996           1995
                                                                        ===============================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                               $     (11,079)    $     (33,268)
                                                                        -------------     -------------
Adjustments to Reconcile Net Loss to Cash Used for
   Operating Activities:
     Depreciation and Amortization                                               761               729
     Imputed Interest                                                            207               296
     Amortization of Deferred Charges                                            (17)              (18)
     Acquisition of Technology Rights                                             -             19,663
     Inventory Writedown                                                          -              1,144
     Stock Grants                                                                 -                 37
     Changes in Assets and Liabilities, Net of Effect
        from Acquisition:
        Accounts receivable, net                                                (311)             (239)
        Inventories                                                               56              (142)
        Other current assets                                                      (8)             (263)
        Accounts payable and accrued liabilities                              (2,943)              208
        Other liabilities                                                       (352)             (230)
                                                                        -------------     -------------

     Total adjustments                                                        (2,607)           21,185
                                                                        -------------     -------------

     Net cash used for operating activities                                  (13,686)          (12,083)
                                                                        -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) in Short Term Investments                                          (3,891)           (1,293)
Purchases of Property and Equipment                                             (533)             (390)
Net Cash Acquired in CytoRad Acquisition (See Note 6)                             -             11,009
                                                                        -------------     -------------

     Net cash (used for) provided by investing activities                     (4,424)            9,326
                                                                        -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                                        10,932             4,300
                                                                        -------------     -------------

     Net cash provided by financing activities                                10,932             4,300
                                                                        -------------     -------------

Net (Decrease) Increase in Cash and Cash Equivalents                          (7,178)            1,543

Cash and Cash Equivalents, Beginning of Period                                27,551             7,700
                                                                        -------------     -------------

Cash and Cash Equivalents, End of Period                               $      20,373     $       9,243
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

(Information as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 is unaudited.)

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

Short Term Investments

     Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At June 30, 1996, the Company's short term investments are classified as available for sale and are carried at fair value based on quoted market prices. Differences between an investment's amortized cost and fair value are charged directly to stockholders' equity, net of income taxes. Accordingly, a net unrealized gain of approximately $12,000 has been recorded as a separate component of stockholders' equity at June 30, 1996.

Restricted Cash

     The Company has entered into equipment lease financing arrangements that require the issuance of letters of credit that are secured by certain cash and cash equivalents. The aggregate amount of these cash and cash equivalents total $383,000 and are segregated and classified as restricted cash in the accompanying consolidated balance sheets.

Other Assets

     Other assets consist primarily of undeveloped real property with a net book value of $1.3 million, which is valued at the lower of cost or market (see
Note 9.)

Revenue Recognition

     Product related revenues include product sales by CYTOGEN to its customers and in 1996, to its European distributor, CIS biointernational ("CISbio") (see
Note 2). Product sales are recognized upon shipment of finished goods. Beginning in October 1995, as a result of CYTOGEN's acquisition of Cellcor (see
Note 4), product related revenues also include the recovery of costs associated with the treatment of patients who have received the autolymphocyte therapy ("ALT") for metastatic renal cell carcinoma ("mRCC") under a compassionate protocol and in 1996, also include the cost recovery associated with the Treatment IND program.

     License and contract revenues include milestone payments and fees under collaborative agreements with third parties, the sale of research and manufacturing services and materials, and revenues from other miscellaneous sources. Revenues from milestone payments are recognized when all parties concur that the events stipulated in the agreement have been achieved. Revenues from cost-plus contracts are recognized when the costs are incurred.

Common Stock Outstanding

     As a result of the Cellcor merger, the issued and outstanding shares of Cellcor common stock and preferred stock ("Cellcor Shares") were converted into the right to receive shares of CYTOGEN common stock. As of June 30, 1996, certain holders of Cellcor Shares had not yet exchanged their Cellcor Shares of CYTOGEN common stock. For accounting purposes, all Cellcor Shares were deemed exchanged for issued and outstanding shares of CYTOGEN common stock as of the date of the Cellcor merger. See Note 4.

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

2.   CIS BIOINTERNATIONAL AND FAULDING:

     In January 1996, CYTOGEN entered into a distribution agreement (the "CISbio Agreement") with CISbio, granting to CISBio the exclusive right to distribute and sell OncoScint CR/OV in all the countries of the world, except for the U.S. and Canada. The CISbio Agreement provides for payments upon execution of the agreement and upon achievement of a certain milestone, payments for minimum annual purchases of the components of OncoScint CR/OV by

CISbio, and certain royalties based upon net sales, if any, of OncoScint CR/OV by CISbio. For the three and six months ended June 30, 1996, CYTOGEN recorded $100,000 and $244,000, respectively, in license and product revenues from CISbio.

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

3.   ELAN CORPORATION:

     In December 1995, CYTOGEN entered into a research and development and option agreement (the "Elan Agreement") with Elan Corporation, plc ("Elan") under which both parties will implement a research program that combines CYTOGEN's Genetic Diversity Library ("GDL") technology with Elan's drug delivery system technology to collaboratively develop orally administered products. Thereunder, Elan has been granted an option for the exclusive worldwide licensing rights to any products so developed and the Company will receive royalties based on sales, if any, of such products. Elan will provide the funding necessary for the Company to fulfill its obligations under the research program with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program. For the three and six months ended June 30, 1996, CYTOGEN recorded $488,000 and $644,000, respectively, in contract revenues from Elan.

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

        Pursuant to the terms of the DP/Merck Agreement, in January 1995, CYTOGEN received from DuPont Merck $4.0 million for the sale of 908,265 shares of CYTOGEN common stock to DuPont Merck and $1.3 million to fund additional clinical programs to expand the use and marketing of Quadramet, of which $334,000 and $667,000 were recognized as license and contract revenues during the three and six months ended June 30, 1995, respectively. The remaining $667,000 was classified as deferred revenues, and was recognized ratably throughout 1995 as services under the contract were performed. For the three and six months ended June 30, 1996, CYTOGEN recorded $365,000 and $796,000, respectively, as license and contract revenues from DuPont Merck. The DP/Merck Agreement further provides for future payments of up to $2.2 million toward additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval, additional payments upon achievements of certain other milestones and royalty payments based on sales, including guaranteed minimum payments.

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

7.      THE DOW CHEMICAL COMPANY:

        In 1993, CYTOGEN acquired from Dow an exclusive license in the U.S. for Quadramet. This license was amended in 1995 to expand the territory to include Canada and Latin America, and in 1996 to expand the field to include all osteoblastic diseases. The Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

8.   REVENUES FROM MAJOR CUSTOMERS:

     Customers who contributed 10% or more of the Company's total product related, license and contract revenues were as follows:

                          3 Months Ended June 30,       6 Months Ended June 30,
                         -------------------------     -------------------------
                             1996         1995             1996         1995
                            ------       ------           ------       ------
Customer
- ------------
DuPont Merck (See Note 5)    23%          41%              29%          44%
Medi-Physics                 10%          21%              12%          21%
Elan (See Note 3)            31%           -               23%           -

Medi-Physics is a chain of radiopharmacies.

9.   LONG TERM LIABILITIES:

                                                June 30,      December 31,
                                                  1996            1995
                                                --------      ------------
          Due to Knoll                       $ 4,415,000      $ 4,237,000
          Due to Chiron                          514,000          785,000
          Capital lease obligations              397,000          448,000
          Deferred charges                             -           18,000
                                              ----------       ----------
                                               5,326,000        5,488,000

          Less:  Current portion               1,901,000        2,213,000
                                              ----------       ----------
                                             $ 3,425,000      $ 3,275,000
                                              ==========       ==========


     In November 1994, CYTOGEN executed a termination agreement (the "Termination Agreement") with Knoll Pharmaceutical Company ("Knoll"). Pursuant to the Termination Agreement, the Company has reacquired from Knoll all U.S. marketing rights to OncoScint CR/OV (the "U.S. Rights"), which were previously granted to Knoll. The resulting liability of CYTOGEN to Knoll will be paid over a four-year period and without interest, as follows: $3.1 million in 1995 (which amount has been paid); $1.6 million in 1996 (which amount was paid in July
1996); $1.6 million in 1997; and $1.7 million in 1998. Imputed interest of $90,000 and $178,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded for the three and six months ended June 30, 1996, respectively. For the three and six months ended June 30, 1995, imputed interest was $131,000 and $260,000, respectively.

     In December 1994, the Company entered into a disengagement agreement
(the "Disengagement Agreement") with Chiron B.V., formerly EuroCetus B.V., successor in interest to EuroCetus International, N.V. ("Chiron"). Under the Disengagement Agreement, the Company reacquired the exclusive marketing and distribution rights in Europe (the "European Rights"), which were previously granted to Chiron, and purchased certain business assets relating to the European Rights. The resulting liability of CYTOGEN to Chiron will be paid over three years and without interest, as follows: $200,000 in 1995 (which amount has been paid), $300,000 in 1996 (of which $100,000 has been paid) and $377,181 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company. Imputed interest of $14,000 and $29,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded for the three and six months ended June 30, 1996, respectively. For the three and six months ended June 30, 1995, imputed interest was $18,000 and $36,000, respectively.


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

     See Notes 4,5 and 6 for information related to the Company's issuance of common stock in connection with the Cellcor merger, DP/Merck Agreement, and CytoRad merger.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

     Historically, CYTOGEN's revenues have resulted primarily from (i) payments received from the sale of research services pursuant to collaborative agreements, (ii) fees generated from the licensing of its technology and marketing rights to its products and (iii) product related revenues on sale of its OncoScint products in the U.S. and Western Europe.

     In January 1995, CYTOGEN received from DuPont Merck $5.3 million pursuant to the DP/Merck Agreement (see Note 5 to the Consolidated Financial Statements), of which $1.3 million was to fund additional clinical programs to expand the use and marketing of Quadramet and $4.0 million was to purchase 908,265 shares of CYTOGEN common stock. In addition, for the three and six months ended June 30, 1996, CYTOGEN recorded $365,000 and $796,000, respectively, in license and contract revenues from DuPont Merck. The NDA for Quadramet was accepted for filing by FDA effective August 1995. The timing and outcome of FDA's decision regarding Quadramet cannot be predicted by the Company.

     In February 1995, CYTOGEN acquired CytoRad by merging CytoRad with and into a wholly-owned subsidiary of CYTOGEN. See Note 6 to the Consolidated Financial Statements. As a result of the merger, the Company acquired $11.7 million of CytoRad's cash and securities, before payment of certain transaction costs. In addition, during the three months ended March 31, 1995, the Company recorded a one-time non-cash charge to the statement of operations of $19.7 million for the acquisition of technology rights pertaining to the merger.

     In December 1995, CYTOGEN entered into the Elan Agreement with Elan under which Elan will provide the funding necessary for the Company to fulfill its obligations under a research program with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of that research program. See Note 3 to the Consolidated Financial Statements. For the three and six months ended June 30, 1996, CYTOGEN recorded $488,000 and $644,000, respectively, in contract revenues from Elan.

     In 1996, the Company has organized itself into strategic business units ("SBUs") -- manufacturing, medical affairs, marketing and sales, Cellcor and Genetic Diversity Library -- which SBUs are offering their respective resources and expertise in drug discovery, drug development, manufacturing and marketing to other emerging biotechnology companies or large pharmaceutical companies with programs outside of their own core capabilities. The Company believes that, if successful, such organization will enable it to leverage existing assets and capabilities to attract new collaborations and partnership and increase revenues. There can be no assurance as the strategy's success or that revenues will increase markedly.

     To date, sales of OncoScint CR/OV in both the U.S. and European markets have been limited, in part, because OncoScint CR/OV is a "technique-dependent" product that requires a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. CYTOGEN is developing a new distribution and marketing approach by establishing a network of qualified nuclear medicine physicians through its Partners in Excellence of PIE Program (the "PIE Program"), through which the use of OncoScint can be directed to sites trained and certified in acquiring, processing and interpreting antibody-derived images, thus providing additional quality control and support. The PIE Program is being further developed in preparation for the launch of ProstaScint, for which a Product License Application ("PLA") was accepted as filed by FDA in March 1995. ProstaScint was unanimously recommended for approval by the Medical Imaging Drug Advisory Committee (an FDA advisory committee) during its July 1996 meeting. The timing and outcome of FDA's formal decision regarding ProstaScint cannot by predicted by the Company.

        In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding and CISbio, respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding is currently pursuing the necessary regulatory approvals in Canada. CISbio has advised the Company that, as of June 30, 1996, it had relaunched OncoScint CR/OV in seven of the twelve European countries where the product has been approved for marketing, and that it is in the process of relaunching in the rest of the countries while initiating steps to obtain regulatory approvals for additional markets in accordance with the terms of the CISbio Agreement. See Note 2 to the Consolidated Financial Statements.

        On August 1, 1996, Cytogen entered into a co-promotion agreement (the "Co-Promotion Agreement") with C.R. Bard, Inc. ("Bard") pursuant to which Cytogen granted to Bard (i) the exclusive right to market and promote ProstaScint to urologists in the United States and (ii) the co-exclusive right with Cytogen to market and promote ProstaScint to managed care organizations in the United States. The Co-Promotion Agreement provides that Bard shall make payments upon the occurrence of certain milestones or to obtain additional rights in selected countries outside the United States. During the term of the Co-Promotion Agreement, Bard will receive performance-based compensation for its services. The initial term of the Co-Promotion Agreement is ten (10) years from the date of the product launch of ProstaScint.

        In October 1995, CYTOGEN completed its acquisition of Cellcor by merging Cellcor with and into a wholly-owned subsidiary of CYTOGEN. See Note 4 to the Consolidated Financial Statements. Cellcor is a biotechnology company focused on the development and commercialization of ALT, a proprietary immunotherapy using a patient's own white blood cells to augment the immune system and thereby treat cancer and certain infectious diseases. In the fourth quarter of 1995, Cellcor completed patient accrual for its Phase III pivotal clinical trial using ALT to treat metastatic kidney cancer patients. The study is expected to conclude in the fourth quarter of 1996. If results from the trial are favorable and FDA concurs, the Company and FDA will determine the timing and contents of the formal application with FDA seeking marketing approval. It is likely that ALT would qualify for a new application called a Biologics License Application ("BLA"). The BLA is a result of FDA's initiative to accelerate review and approval of cancer products specifically for autologous cell therapies (such as Cellcor's ALT). There can be no assurance regarding the results of the study or the timing or outcome of FDA's review.

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

Results of Operations

     Revenues. Total revenues for the three and six months ended June 30, 1996 were $1.6 million and $2.8 million, respectively, compared to $812,000 and $1.5 million recorded in the same periods of 1995. The increase from the prior year periods is primarily attributable to license and contract revenues realized under the agreements executed in the fourth quarter of 1995 and the first quarter of 1996 with Elan and CISbio, respectively. In addition, during the three and six months ended June 30, 1996, CYTOGEN recorded $365,000 and $796,000, respectively, in license and contract revenues from DuPont Merck compared to $334,000 and $667,000 recorded in the same periods of the prior year.

     For the three and six months ended June 30, 1996, product related revenues were $359,000 and $742,000, respectively, compared to $354,000 and $728,000 recorded for the same periods of 1995. In addition to sales of OncoScint CR/OV, the 1996 product related revenues included cost recovery associated with the ALT Treatment, for which $31,000 and $45,000 were recognized during the three and six months ended June 30, 1996, respectively. The 1995 product related revenues were from the sales of OncoScint CR/OV.

     License and contract revenues for three and six months ended June 30, 1996 were $1.2 million and $2.0 million, respectively, compared to $458,000 and $792,000 recorded in the same periods of 1995. The increase over the prior year periods is primarily attributable to license and contract revenues from Elan, CISbio, Faulding and DuPont Merck.

     Operating Expenses. Operating expenses for the three and six months ended June 30, 1996 were $7.1 million and $14.4 million, respectively, compared to $7.1 million and $34.9 million recorded in the same periods of 1995. The year-to-date decrease from the prior year period is largely attributable to a one-time non-cash charge of $19.7 million recorded in the three months ended March 31, 1995 for the acquisition of technology rights associated with the CytoRad merger. After excluding this one-time charge, 1996 operating expenses, which included $893,000 and $1.9 million of expenses for the three and six months ended June 30, 1996, respectively, from Cellcor operations, were lower than those recorded in the comparable periods of 1995. The level of current year operating expenses reflects the Company's objective to control spending and to focus its efforts on its highest priority products and technology, which are (i) OncoScint CR/OV, (ii) Quadramct, (iii) ProstaScint, (iv) the GDL technology and
(v) ALT therapy for mRCC.

     Research and development expenses for the three and six months ended June 30, 1996 were $4.7 million and $9.6 million, respectively, compared to $5.0 million and $10.5 million recorded in the same periods of 1995. These expenses principally reflect product development efforts and support for various ongoing clinical trials. The 1996 research and development expenses included $910,000 and $1.8 million of expenses for the three and six months ended June 30, 1996, respectively, from Cellcor operations. The 1995 research and development expenses for the three and six months ended June 30, 1995 included a charge of $446,000 and $1.1 million, respectively, for inventory writedown of commercial inventory relating to OncoScint CR/OV.

     Selling and marketing expenses for the three and six months ended June 30, 1996 were $971,000 and $1.7 million, respectively, compared to $778,000 and $1.7 million recorded in the same periods of 1995. The current three months increase from the prior year period is primarily attributable to expenses associated with establishing the PIE Program.

    The acquisition of technology rights expense of $19.7 million was a one-time non-cash charge recorded during the three months ended March 31, 1995, representing the amount by which the purchase price exceeded the fair value of net assets acquired in connection with the CytoRad merger.

    General and administrative expenses for the three and six months ended
June 30, 1996 were $1.5 million and $3.1 million, respectively, compared to $1.3 million and $2.9 million recorded in the comparable periods of 1995. The increase from the prior year periods is primarily attributable to expenses to support Cellcor operations and to increased spending for professional and consulting services.

    Other Income/Expense. Net gains on investments for the three and six months ended June 30, 1996 were $387,000 and $767,000, respectively, compared to $213,000 and $376,000 realized in the same periods of 1995. The increase from the prior year periods is due primarily to higher average cash and short term investment balances for the periods.

    Interest expense for the three and six months ended June 30, 1996 was $111,000 and $225,000, respectively, compared to $148,000 and $296,000 recorded in the same periods of 1995. Imputed interest on liabilities associated with CYTOGEN's termination agreements with Knoll and Chiron were $104,000 and $207,000 for the three and six months ended June 30, 1996, respectively, compared to $148,000 and $296,000 recorded for the comparable periods of 1995.

    Net Loss. Net loss for the three months ended June 30, 1996 was $5.3 million compared to a net loss of $6.3 million incurred in the same period of 1995. The loss per common share was $0.11 on 47.8 million average shares outstanding compared to $0.20 on 31.9 million average shares outstanding for the same period in 1995. For the six months ended June 30, 1996, the net loss was $11.1 million compared to a $33.3 million loss recorded in the comparable period of the prior year. The loss per common share was $0.23 on 47.4 million average shares outstanding compared to $1.11 on 30.0 million average shares outstanding in 1995. As discussed above, the decrease in the net loss and net loss per common share for the six months is primarily attributable to the charge to the statement of operations for the acquisition of technology rights. At June 30, 1996, the Company had outstanding (i) options to purchase up to 3.2 million shares of CYTOGEN common stock under its various stock option plans with exercise prices ranging from $0.83 to $18.33 per share; (ii) warrants to purchase 4.3 million shares of CYTOGEN common stock with exercise prices ranging from $8.00 to $18.87 per share; and (iii) certain put rights to issue and sell up to approximately 0.7 million shares of CYTOGEN common stock, subject to adjustment. The loss per share calculation stated above does not take into account the shares issuable in connection with such options, warrants and put rights as their effect is antidilutive.

Liquidity and Capital Resources

    The Company's cash and short term investments were $25.4 million as of June 30, 1996, compared to $28.8 million as of December 31, 1995. The cash used for operating activities and purchases of property and equipment for the six months ended June 30, 1996 were $13.7 million and $533,000, respectively, compared to $12.1 million and $390,000 used in the same period of 1995. This increase over the prior year period primarily reflects the cash used to fund Cellcor operations.

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

     Product Related Revenues. To date, sales of OncoScint CR/OV have not been significant and are not expected to become a significant source of cash flow in 1996. CYTOGEN is developing the PIE Program as described above. Depending on the success of the PIE Program, significant resources might be required. There can be no assurance that this marketing strategy, if successful, will result in increased revenues.

     In November 1994, the Company executed the Termination Agreement with Knoll, pursuant to which the Company is required to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of a license, supply and marketing agreement executed in December 1991. The payment of these liabilities will be made as follows: $3.1 million in 1995 (which amount has been paid); $1.6 million in 1996 (which amount was paid in July 1996); $1.6 million in 1997; and $1.7 million in 1998.

     In December 1994, CYTOGEN entered into the Disengagement Agreement with Chiron to reacquire the European Rights and purchase certain business assets relating to the European Rights. The resulting liability of CYTOGEN to Chiron will be paid over three years and without interest, as follows: $200,000 in 1995 (which amount has been paid); $300,000 in 1996 (of which $100,000 has been paid); and $377,000 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company.

     In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding and CISbio, respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding is currently pursuing the necessary regulatory approvals in Canada. As described above, CISbio is actively marketing OncoScint CR/OV in certain countries in Europe. In addition to one-time, up-front cash payments for execution of the agreements, which amounts were recognized by the Company in 1996, each of Faulding and CISbio will be required to make payments upon the achievement of certain milestones, payments for the purchase of products and royalties on net sales, if any. See Note 2 to the Consolidated Financial Statements.

     Beginning October 1995, as a result of the Cellcor merger, the Company's product related revenues included the cost recovery related to the treatment of patients receiving ALT under a compassionate protocol, and in 1996 also included the cost recovery associated with the Treatment IND program.

     Research Services and Licenses. Pursuant to the terms of the DP/Merck Agreement between CYTOGEN and DuPond Merck, CYTOGEN will receive from DuPont Merck future payments of up to $2.2 million towards additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval and royalty payments based on sales, including guaranteed minimum payments. For the three and six months ended June 30, 1996, CYTOGEN recorded $365,000 and $796,000, respectively, in license and contract revenues from DuPont Merck. See Note 5 to the Consolidated Financial Statements.

     CYTOGEN acquired an exclusive license in the U.S. from Dow for Quadramet in 1993. This license was later amended in 1995 and 1996. See Note 7 to the Consolidated Financial Statements. The Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

     In December 1995, the Company and Elan entered into the Elan Agreement, under which

Elan will provide the funding necessary for the Company to fulfill its obligations under the research program, with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program. For the three and six months ended June 30, 1996, CYTOGEN recorded $488,000 and $644,000, respectively, in contract revenues from Elan. See Note 3 to the Consolidated Financial Statements.

     The Company's capital and operating requirements, as described above, may further change depending upon several factors, including: (i) the amount of resources which the Company devotes to clinical evaluations and the establishment of manufacturing, marketing and sales capabilities; (ii) results of preclinical testing, clinical trials and research and development activities; and (iii) competitive and technological developments. The Company plans to continue to control spending and expects that its existing cash and short term investments of $25.4 million at June 30, 1996, together with other financing and acquisition opportunities which may become available, the potential sales of stock pursuant to the Put Rights described above and the receipt of additional funds from DuPont Merck and Elan in accordance with the terms of the DP/Merck Agreement and Elan Agreement, respectively, will be adequate to support the Company's operations into 1997.

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

     The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the timing and results of clinical studies; (ii) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program and the use of teleradiology; (iii)the profitability of its products; (iv) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates; (v) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (vi) the success of the Company's distributors in obtaining marketing approvals in Canada and in additional European countries, in achieving milestones and achieving sales of products resulting in royalties; and (vii) the Company's ability to access the capital markets in the future for continued funding of existing projects and for the pursuit of new projects.

PART II   -    OTHER INFORMATION
- -------        -----------------

Item 4    -    Submission of Matters to the Vote of Security Holders
- ------

      On May 22, 1996, the Company held its annual meeting of stockholders to
      (i) elect directors, (ii) consider and act upon a proposal to amend the Company's Certificate of Incorporation to increase the total number of authorized shares of capital stock from 75,000,000 shares to 95,000,000 shares and to increase the total number of authorized shares of Common Stock from 69,600,000 shares to 89,600,000 shares, (iii) consider and act upon a proposal to amend the CYTOGEN Corporation 1988 Stock Option Plan for Non-Employee Directors, (iv) consider and act upon a proposal to amend the CYTOGEN Corporation 1995 Stock Option Plan, (v) ratify the appointment of Arthur Andersen LLP as independent auditors, and (vi) transact such other business as might be brought before the meeting.

      The following tables set forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting.

      (i)  Election of Directors:

                                              Against or                 Broker
      Nominee                        For       Withheld   Abstentions  Non-Votes
      -------                        ---      ----------  -----------  ---------

      Charles E. Austin          42,069,006   1,189,970        0           0
      John E. Bagalay Jr.        42,114,033   1,144,943        0           0
      Ronald J. Brenner          42,112,891   1,146,085        0           0
      James A. Grigsby           42,081,606   1,177,370        0           0
      Robert F. Hendrickson      42,093,681   1,165,295        0           0
      T. Jerome Madison          42,113,877   1,145,099        0           0
      Thomas J. McKearn          42,115,980   1,142,996        0           0
      William C. Mills III       42,116,609   1,142,367        0           0
      Donald E. O'Neill          42,090,040   1,168,936        0           0


      (ii)  Amend the Company's Certificate of Incorporation:

                                              Against or                 Broker
                                     For       Withheld   Abstentions  Non-Votes
                                     ---      ----------  -----------  ---------
                                  40,235,954  2,735,666     287,356           0

      (iii) Amend the CYTOGEN Corporation 1988 Stock Option Plan for Non-Employee Directors:

                                              Against or                 Broker
                                     For       Withheld   Abstentions  Non-Votes
                                     ---      ----------  -----------  ---------
                                  40,639,222  2,218,538     401,216           0

      (iv)  Amend the CYTOGEN Corporation 1995 Stock Option Plan:

                                                Against or               Broker
                                      For        Withheld  Abstentions Non-Votes
                                      ---       ---------- ----------- ---------
                                   38,566,669   4,305,944    386,363          0

     (v)   Appointment of Arthur Andersen LLP as independent auditors:

                                                Against or               Broker
                                      For        Withheld  Abstentions Non-Votes
                                      ---       ---------- ----------- ---------
                                   42,817,539     238,496    202,947          0

    (vi)  No other business was transacted at the meeting.

Item 6 -  Exhibits and Reports on Form 8-K
- ------
             (a) Exhibits:

              3.-  Certificate of Incorporation of CYTOGEN Corporation.

             10.1- Second Amendment to the License Agreement between CYTOGEN
                   Corporation and The Dow Chemical Company dated May 20,
                   1996.*

             10.2- Amendment No. 1 to the CYTOGEN Corporation 1995 Stock
                   Option Plan dated May 22, 1996.

             10.3- Amendment No. 2 to the CYTOGEN Corporation 1988 Stock
                   Option Plan for Non-Employee Directors dated May 22, 1996.

             27- Financial Data Schedule (Submitted to SEC only in electronic format).

     CYTOGEN Corporation has requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

             (b)   Reports on Form 8-K:

             None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CYTOGEN CORPORATION



Date August 2, 1996                      By /s/ T. Jerome Madison
     ----------------------------        ---------------------------------
                                         T. Jerome Madison
                                         Chief Financial Officer
                                         (Authorized Officer and Principal
                                         Financial Officer)