Form 10-Q/A
period 1996-06-30
CYTOGEN CORP
filed 1996-10-02
CIK 725058

                      SECURITIES AND EXCHANGE COMMISSION    Conformed
                            Washington, D.C. 20549             Copy

                                   FORM 10-Q/A
                  (Mark One)
                  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE ACT
                       OF 1934

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

          Class                                   Outstanding at July 24, 1996
----------------------------                      ----------------------------
Common Stock, $.01 par value                                 47,925,175


Warrants to Purchase One Share of Common Stock,               4,023,495
          $.01 par value

Item 6 -  Exhibits and Reports on Form 8-K
------
             (a) Exhibits:

              3.-  Certificate of Incorporation of CYTOGEN Corporation.

             10.1- Second Amendment to the License Agreement between CYTOGEN
                   Corporation and The Dow Chemical Company dated May 20,
                   1996.*

             10.2- Amendment No. 1 to the CYTOGEN Corporation 1995 Stock
                   Option Plan dated May 22, 1996.

             10.3- Amendment No. 2 to the CYTOGEN Corporation 1988 Stock
                   Option Plan for Non-Employee Directors dated May 22, 1996.

             27- Financial Data Schedule (Submitted to SEC only in electronic format).

* CYTOGEN Corporation has requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. This exhibit expands the licensed field thereunder to include osteoblastic diseases, including rheumatoid arthritis.

             (b)   Reports on Form 8-K:

             None

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CYTOGEN CORPORATION



Date October 2, 1996                     By /s/ T. Jerome Madison
     ----------------------------        ---------------------------------
                                         T. Jerome Madison
                                         Chief Financial Officer
                                         (Authorized Officer and Principal
                                         Financial Officer)