Form 10-Q
period 1996-09-30
CYTOGEN CORP
filed 1996-11-14
CIK 725058

                     SECURITIES AND EXCHANGE COMMISSION       Conformed
                         Washington, D.C. 20549                    Copy

                                   FORM 10-Q

           (Mark One)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934

           For the quarterly period ended September 30, 1996
                                          ------------------

                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934

           For the transition period from         to
                                          -------    ------
                        Commission file number  0-14879
                                               ---------

                              CYTOGEN Corporation
                        ------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                            22-2322400
---------------------------------        ----------------------
(State or Other Jurisdiction  of            (I.R.S. Employer
Incorporation or Organization)           Identification Number)

            600 College Road East, CN 5308, Princeton, NJ 08540-5308
            --------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

       Registrant's telephone number, including area code (609) 987-8200

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                              ---   ---.

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                            Outstanding at October 22, 1996
------------------------                   -------------------------------
Common Stock, $.01 par value                          50,150,534


Warrants to Purchase One Share of Common Stock,        4,023,595
        $.01 par value

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                               September 30, 1996



PART I  -  FINANCIAL INFORMATION
------     ---------------------



Item 1  -  Consolidated Financial Statements



            INTRODUCTORY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            -------------------------------------------------------

      The accompanying consolidated financial statements have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosure normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. It is suggested that these condensed consolidated financial statements be read in conjunction with CYTOGEN Corporation's (the "Company" or "CYTOGEN") audited consolidated financial statements and notes thereto for the year ended December 31, 1995. In the opinion of the Registrant, these consolidated financial statements contain all adjustments necessary to present fairly the financial position of CYTOGEN as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and the cash flows for the nine months ended September 30, 1996 and 1995.


      The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (All amounts in thousands, except share data)
                                   (Unaudited)


                                                                                    September 30,              December 31,
ASSETS                                                                                  1996                       1995
                                                                                --------------------       --------------------
Current Assets:
      Cash and cash equivalents                                                 $             14,478       $             27,551
      Short term investments                                                                   5,977                      1,201
      Restricted cash                                                                          9,850                        383
      Accounts receivable, net                                                                   527                        284
      Inventories                                                                                270                        356
      Other current assets                                                                       500                        360
                                                                                --------------------       --------------------

           Total current assets                                                               31,602                     30,135
                                                                                --------------------       --------------------

Property and Equipment:
      Leasehold improvements                                                                   9,977                      9,850
      Equipment and furniture                                                                  7,022                      6,535
                                                                                --------------------       --------------------
                                                                                              16,999                     16,385

      Less- Accumulated depreciation and amortization                                        (12,058)                   (10,923)
                                                                                --------------------       --------------------

            Net property and equipment                                                         4,941                      5,462
                                                                                --------------------       --------------------

Other Assets                                                                                   1,501                      1,552
                                                                                --------------------       --------------------

                                                                                $             38,044       $             37,149
                                                                                --------------------       --------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued liabilities                                  $              3,534       $              6,385
      Current portion of long term liabilities                                                 1,807                      2,213
                                                                                --------------------       --------------------

           Total current liabilities                                                           5,341                      8,598
                                                                                --------------------       --------------------

Long Term Liabilities                                                                          1,895                      3,275
                                                                                --------------------       --------------------

Stockholders' Equity:
      Preferred stock, $.01 par value, 5,400,000 shares authorized - Series A
           Preferred Stock, $.01 par value,
           1,000 shares authorized and outstanding in 1996                                        --                         --
      Common stock, $.01 par value, 89,600,000 shares
           authorized, 49,241,000 and 46,040,000 shares
           issued and outstanding in 1996 and 1995, respectively                                 492                        460
      Additional paid-in capital                                                             275,310                    253,122
      Unrealized (loss) gains on short term investments                                           (3)                        34
      Accumulated deficit                                                                   (244,991)                  (228,340)
                                                                                --------------------       --------------------

           Total stockholders' equity                                                         30,808                     25,276
                                                                                --------------------       --------------------

                                                                                $             38,044       $             37,149
                                                                                ====================       ====================

        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                   (Unaudited)



                                                Three Months Ended Sept. 30,                    Nine Months Ended Sept. 30,
                                              ---------------------------------               -------------------------------
                                                   1996               1995                       1996                1995
                                               -----------        -------------               ------------       -----------
REVENUES:
      Product related                          $      393        $         347                $      1,135       $     1,075
      License and contract                            795                2,445                       2,804             3,237
                                                ----------        -------------                ------------       -----------

           Total Revenues                           1,188                2,792                       3,939             4,312
                                                ----------        -------------                ------------       -----------


OPERATING EXPENSES:
      Research and development                      4,825                4,526                      14,441            14,822
      Selling and marketing                           874                  652                       2,573             2,371
      Acquisition of technology rights                 -                     -                        -               19,663
      General and administrative                    1,258                1,512                       4,313             4,702
                                                ----------        -------------                ------------       -----------

           Total Operating Expenses                 6,957                6,690                      21,327            41,558
                                                ----------        -------------                ------------       -----------


LOSS FROM OPERATIONS                           $   (5,769)       $      (3,898)               $    (17,388)      $   (37,246)
                                                ----------        -------------                ------------       -----------

GAINS ON INVESTMENTS, net                             313                  142                       1,079               518
INTEREST EXPENSE                                     (116)                (148)                       (342)             (444)
                                                ----------        -------------                ------------       -----------

NET LOSS                                       $   (5,572)       $      (3,904)               $    (16,651)      $   (37,172)
                                                ==========        =============                ============       ===========


NET LOSS PER COMMON SHARE                      $    (0.12)       $      (0.12)                $     (0.35)       $     (1.20)
                                                ==========        =============                ============       ===========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              48,358               33,013                      47,703            30,998
                                                ==========        =============                ============       ===========


        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                              Nine Months Ended September 30,
                                                                        -------------------------------------------
                                                                                 1996                   1995
                                                                        -------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                               $      (16,651)              $    (37,172)
                                                                        --------------               ------------
Adjustments to Reconcile Net Loss to Cash Used for
     Operating Activities:
           Depreciation and Amortization                                        1,135                      1,101
           Imputed Interest                                                       310                        444
           Amortization of Deferred Charges                                       (17)                       (27)
           Acquisition of Technology Rights                                        -                      19,663
           Inventory Writedown                                                     -                       1,144
           Stock Grants                                                            -                          43
           Changes in Assets and Liabilities, Net of Effect
                from Acquisition:
                Accounts receivable, net                                         (243)                      (197)
                Inventories                                                        86                       (106)
                Other assets                                                      (89)                      (375)
                Accounts payable and accrued liabilities                       (2,851)                    (2,870)
                Other liabilities                                              (2,079)                    (2,103)
                                                                        --------------               ------------

           Total adjustments                                                   (3,748)                    16,717
                                                                        --------------               ------------

           Net cash used for operating activities                             (20,399)                   (20,455)
                                                                        --------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of  Short Term Investments                                           (4,813)                    (1,232)
(Increase) in Restricted Cash                                                  (9,467)                         -
Purchases of Property and Equipment                                              (614)                      (475)
Net Cash Acquired in CytoRad Acquisition (See Note 8)                              -                      10,514
                                                                        --------------               ------------

           Net cash (used for) provided by investing activities               (14,894)                     8,807
                                                                        --------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                                         17,370                     14,309
Proceeds from Issuance of Series A Preferred Stock                              4,850                         -
Redemption of Common Stock                                                         -                        (332)
                                                                        --------------               ------------

           Net cash provided by financing activities                           22,220                     13,977
                                                                        --------------               ------------

Net (Decrease) Increase in Cash and Cash Equivalents                          (13,073)                     2,329

Cash and Cash Equivalents, Beginning of Period                                 27,551                      7,700
                                                                        --------------               ------------

Cash and Cash Equivalents, End of Period                               $       14,478               $     10,029
                                                                        ==============               ============


        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


From time to time, the term "Company" as used herein, may include CYTOGEN and its wholly-owned subsidiaries Cellcor, Inc. ("Cellcor") and Targon Corporation ("Targon") taken as a whole, where appropriate.

(Information as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 is unaudited.)

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

Short Term Investments

      Management determines the appropriate classification of debt and equity securities at the time of purchase and re-evaluates such designation as of each balance sheet date. At September 30, 1996, the Company's short term investments are classified as available for sale and are carried at fair value based on quoted market prices. Differences between an investment's amortized cost and fair value are charged directly to stockholders' equity, net of income taxes. Accordingly, a net unrealized loss of approximately $3,000 has been recorded as a separate component of stockholders' equity at September 30, 1996.

Restricted Cash

      In September 1996, the Company and Elan Corporation, plc and affiliated corporations (collectively, "Elan") created Targon, a new U.S.-based cancer company (see Note 2). Through this collaboration, the Company received net proceeds of $9.9 million from Elan. The uses of these funds are restricted to Targon's operations.

Other Assets

      Other assets consist primarily of undeveloped real property with a net book value of $1.3 million, which is valued at the lower of cost or market (see
Note 11).

Revenue Recognition

      Product related revenues include product sales by CYTOGEN to its customers and in 1996, to its European distributor, CIS biointernational ("CISbio") (see
Note 4). Product sales are recognized upon shipment of finished goods. Beginning in October 1995, as a result of CYTOGEN's acquisition of Cellcor (see
Note 6), product related revenues also include the recovery of costs associated with the treatment of patients who have received the autolymphocyte therapy ("ALT") for metastatic renal cell carcinoma ("mRCC") under a compassionate protocol and in 1996, also include the cost recovery associated with the Treatment IND program.

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

Common Stock Outstanding

      As a result of the Cellcor merger, the issued and outstanding shares of Cellcor common stock and preferred stock ("Cellcor Shares") were converted into the right to receive shares of CYTOGEN common stock. As of September 30, 1996, certain holders of Cellcor Shares had not yet exchanged their Cellcor Shares for shares of CYTOGEN common stock. For accounting purposes, all Cellcor Shares were deemed exchanged for issued and outstanding shares of CYTOGEN common stock as of the date of the Cellcor merger. See Note 6.

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

2.    TARGON CORPORATION:

      Pursuant to agreements between the Company and Elan, Targon was established in September 1996. Targon will focus on the development, registration, manufacturing and commercialization of differentiated oncology products utilizing the competencies of the Company and Elan in drug development and manufacturing. Targon is, initially, a wholly-owned subsidiary of the Company. At the time of the establishment of Targon, Elan purchased 932,535 shares of

CYTOGEN's common stock for $5 million and 1,000 shares of CYTOGEN's newly created Series A Preferred Stock for $15 million. The Company used the proceeds of these sales to capitalize Targon. Targon used $10 million of these proceeds to acquire certain technology from Advanced Therapeutics Systems Ltd., an affiliate of Elan. The Series A Preferred Stock has a liquidation value of $5 million. Accordingly, for accounting purposes, the Company recorded the Series A Preferred Stock investment as a net capital contribution of $5 million. The Series A Preferred Stock of CYTOGEN held by Elan may, at Elan's option, be either (i) exchanged for one-half of the Company's interest in Targon or (ii) converted into shares of common stock of CYTOGEN. If Elan elects to exchange the Series A Preferred Stock for one-half of the Company's interest in Targon, then Elan will be entitled through March 31, 2003 to exercise a warrant to purchase up to 1 million shares of CYTOGEN's common stock, at an exercise price per share which escalates from $8.40 to $14 over the life of the warrant. If Elan elects to convert the Series A Preferred Stock into CYTOGEN's common stock, it will receive a number of shares which declines from 1,785,715 shares to 1,071,429 shares, depending on the time of conversion. If Elan exercises its conversion right, then the Company will retain full ownership of Targon. Elan must elect to exchange its Series A Preferred Stock no later than March 31, 2001. Any shares of Series A Preferred Stock not exchanged or converted by March 31, 2003 will be automatically converted into CYTOGEN's common stock on that date. The Series A Preferred Stock has no special dividend rights, however if dividends are declared on CYTOGEN's common stock, holders of Series A Preferred Stock will be entitled to such dividends as they would have received had they converted their shares of Series A Preferred Stock into common stock immediately prior to the dividend. Each share of Series A Preferred Stock carries a liquidation value of $5,000 per share. In connection with the formation of Targon, the Company contributed certain technology to Targon.

3.    C.R. BARD, INC.:

      In August 1996, CYTOGEN entered into a co-promotion agreement (the "Co-Promotion Agreement") with C.R. Bard, Inc. ("Bard") pursuant to which CYTOGEN granted to Bard (i) the exclusive right to market and promote ProstaScint, an FDA approved prostate cancer imaging product, to urologists in the U.S. and (ii) the co-exclusive right with CYTOGEN to market and promote ProstaScint to managed care organizations in the U.S. The Co-Promotion Agreement provides that Bard shall make payments upon the occurrence of certain milestones which include expansion of co-promotion rights in selected countries outside the U.S. During the term of the Co-Promotion Agreement, Bard will receive performance-based compensation for its services. The initial term of the Co-Promotion Agreement is ten (10) years from the date of the product launch of ProstaScint.

4.    CIS BIOINTERNATIONAL AND FAULDING:

      In January 1996, CYTOGEN entered into a distribution agreement (the "CISbio Agreement") with CISbio, granting to CISbio the exclusive right to distribute and sell OncoScint CR/OV in all the countries of the world, except for the U.S. and Canada. The CISbio Agreement provides for payments upon execution of the agreement and upon achievement of a certain milestone, payments for minimum annual purchases of the components of OncoScint CR/OV by CISbio, and certain royalties based upon net sales, if any, of OncoScint CR/OV by CISbio. For the nine months ended September 30, 1996, CYTOGEN recorded $244,000 in license and product related revenues from CISbio.

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

5.    ELAN CORPORATION:

      In December 1995, CYTOGEN entered into a research and development and option agreement (the "Elan Agreement") with Elan under which both parties will implement a research program that combines CYTOGEN's Genetic Diversity Library ("GDL") technology with Elan's drug delivery system technology to collaboratively develop orally administered products. Thereunder, Elan has been granted an option for the exclusive worldwide licensing rights to any products so developed and the Company will receive royalties based on sales, if any, of such products. Elan will provide the funding necessary for the Company to fulfill its obligations under the research program with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program. For the three and nine months ended September 30, 1996, CYTOGEN recorded $344,000 and $988,000, respectively, in contract revenues from Elan.

6.    CELLCOR, INC.:

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

7.    DUPONT MERCK:

      Pursuant to a license agreement dated as of December 20, 1994 and as amended on March 29, 1996 (the "DP/Merck Agreement"), CYTOGEN has sub-licensed to The DuPont Merck Pharmaceutical Company ("DuPont Merck") CYTOGEN's manufacturing and marketing rights to Quadramet in the U.S., Canada and Latin America (the "Territory Rights"), if and when approved for marketing in each applicable country. CYTOGEN has retained the right to co-promote the product to nuclear medicine specialists. Quadramet is a therapy agent for treatment of severe pain associated with cancers that spread to the bone. CYTOGEN acquired the Territory Rights to Quadramet from The Dow Chemical Company ("Dow") pursuant to a license agreement, under which it assumed responsibility for the development and commercialization of the product (see Note 9). The New Drug Application ("NDA") for Quadramet was officially filed by FDA in August 1995.

      Pursuant to the terms of the DP/Merck Agreement, in January 1995, CYTOGEN received from DuPont Merck $4.0 million for the sale of 908,265 shares of CYTOGEN common stock to DuPont Merck and $1.3 million to fund additional clinical programs to expand the use and marketing of Quadramet, of which $333,000 and $1.0 million were recognized as license and contract revenues during the three and nine months ended September 30, 1995, respectively. The remaining $333,000 was classified as deferred revenues, and was recognized in the fourth quarter of 1995 as services under the contract were performed. For the three and nine months ended September 30, 1996, CYTOGEN recorded $364,000 and $1.2 million, respectively, as license and contract revenues from DuPont Merck. The DP/Merck Agreement further provides for future payments of up to $1.8 million toward additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval, additional payments upon achievement of certain other milestones and royalty payments based on sales, including guaranteed minimum payments.

8.    CYTORAD INCORPORATED:

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

9.    THE DOW CHEMICAL COMPANY:

      In 1993, CYTOGEN acquired from Dow an exclusive license in the U.S. for Quadramet. This license was amended in 1995 to expand the territory to include Canada and Latin America, and in 1996 to expand the field to include all osteoblastic diseases. For the three months ended September 30, 1995, upon the filing of the NDA for Quadramet with FDA, the Company recorded a one-time licensing fee of $2.0 million from Dow for their use of Quadramet's NDA filing package. At the same time, the Company was required to pay to Dow $1.0 million. The Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

10.   REVENUES FROM MAJOR CUSTOMERS:

      Customers who contributed 10% or more of the Company's total product related, license and contract revenues were as follows:

                                 3 Months Ended September 30,        9 Months Ended September 30,
                                 ----------------------------        ----------------------------
                                    1996             1995               1996              1995
                                   ------           ------             ------            ------
Customer
------------
DuPont Merck (See Note 7)            31%              12%                29%                23%
Medi-Physics                         11%               6%                11%                11%
Elan (See Note 5)                    29%               -                 25%                 -
Dow (See Note 9)                      -               70%                 -                 45%

Medi-Physics is a chain of radiopharmacies.

11.    LONG TERM LIABILITIES:

                                              September 30,     December 31,
                                                 1996              1995
                                              -----------       -----------
           Due to Knoll                       $ 2,904,000       $ 4,237,000
           Due to Chiron                          428,000           785,000
           Capital lease obligations              370,000           448,000
           Deferred charges                             -            18,000
                                              -----------       -----------
                                                3,702,000         5,488,000

           Less:  Current portion              (1,807,000)       (2,213,000)
                                              -----------       -----------
                                              $ 1,895,000       $ 3,275,000
                                              ===========       ===========

   In November 1994, CYTOGEN executed a termination agreement (the "Termination Agreement") with Knoll Pharmaceutical Company ("Knoll"). Pursuant to the Termination Agreement, the Company has reacquired from Knoll all U.S. marketing rights to OncoScint CR/OV (the "U.S. Rights"), which were previously granted to Knoll. The resulting liability of CYTOGEN to Knoll will be paid over a four-year period and without interest, as follows: $3.1 million in 1995 (which amount has been paid); $1.6 million in 1996 (which amount was paid in July
1996); $1.6 million in 1997; and $1.7 million in 1998. Imputed interest of $88,000 and $266,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded for the three and nine months ended September 30, 1996, respectively. For the three and nine months ended September 30, 1995, imputed interest was $130,000 and $390,000, respectively.

     In December 1994, the Company entered into a disengagement agreement (the "Disengagement Agreement") with Chiron B.V., formerly EuroCetus B.V., successor in interest to EuroCetus International, N.V. ("Chiron"). Under the Disengagement Agreement, the Company reacquired the exclusive marketing and distribution rights in Europe (the "European Rights"), which were previously granted to Chiron, and purchased certain business assets relating to the European Rights. The resulting liability of CYTOGEN to Chiron will be paid over three years and without interest, as follows: $200,000 in 1995 (which amount has been paid), $300,000 in 1996 (of which $200,000 has been paid) and $377,181 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey.

This obligation is non-recourse to the Company. Imputed interest of $15,000 and $44,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded for the three and nine months ended September 30, 1996, respectively. For the three and nine months ended September 30, 1995, imputed interest was $18,000 and $54,000, respectively.

12.  COMMON STOCK:

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

   Pursuant to an Investment Agreement between the Company and Fletcher Fund, L.P., a Delaware limited partnership ("Fletcher Fund"), dated as of September 8, 1995 (as amended, the "Investment Agreement"), the Company sold 665,352 shares of CYTOGEN common stock, for an aggregate purchase price of approximately $2.7 million. Under the Investment Agreement, as amended by the First Amendment to Investment Agreement dated April 26, 1996 (the "Amendment"), the Company was also granted the right to issue and sell to Fletcher Fund, and Fletcher Fund will be obligated to purchase, up to 675,000 shares of CYTOGEN common stock from time to time (collectively, the "Put Rights") at a purchase price per share equal to 101% of the average of the daily volume weighted average price of CYTOGEN common stock on the Nasdaq National Market ("NASDAQ") during (a) a designated twenty-one business day period or (b) the last three business days of said designated twenty-one business day period, whichever is less. The Put Rights, which were originally scheduled to expire on March 29, 1996, were extended until December 15, 1996 pursuant to the Amendment. Under certain circumstances, Fletcher Fund will have the right to decrease or increase the number of shares of CYTOGEN Common Stock to be purchased in connection with the exercise of a Put Right by the Company, but in no event shall the total number of shares sold by the Company and purchased by Fletcher Fund pursuant to the Investment Agreement exceed 4.9% of the total number of shares of CYTOGEN common stock outstanding, after giving effect to the proposed sale and purchase of the shares in question. The shares to be issued and sold in this transaction were registered pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission ("SEC") in April 1994. In September 1996, in connection with the exercise of a Put Right, the Company sold 225,000 shares of CYTOGEN common stock to Fletcher Fund at an aggregate price of $1.5 million, or $6.529 per share.

   In November 1995, the Company sold 1,256,565 shares of CYTOGEN common stock to a European institutional investor ("the Investor") in a private placement transaction pursuant to Regulation S of the Securities Act for an aggregate price of $5.0 million. The Company also sold to the Investor (i ) 729,394 shares of CYTOGEN common stock in April 1996 for an aggregate price of $5.0 million, (ii) 913,909 shares of CYTOGEN common stock in October 1996 for an aggregate price of $5.0 million pursuant to a Stock Purchase Agreement between CYTOGEN and the Investor, dated as of August 27, 1996, as amended (the "Purchase Agreement"), and (iii) 776,791 shares of CYTOGEN common stock in November 1996 for an aggregate price of approximately $4.0 million under the Purchase Agreement.

   CYTOGEN and Nomura Securities International, Inc. ("Nomura") executed an agreement effective as of February 23, 1996 that terminated the Purchase Agreement between CYTOGEN and Nomura dated March 28, 1995. No sales of stock occurred under the terms of the agreement.

   See Notes 2, 6, 7 and 8 for information related to the Company's issuance of common stock in connection with Targon, the Cellcor merger, DP/Merck Agreement, and CytoRad merger.

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

   In January 1995, CYTOGEN received from DuPont Merck $5.3 million pursuant to the DP/Merck Agreement (see Note 7 to the Consolidated Financial Statements), of which $1.3 million was to fund additional clinical programs to expand the use and marketing of Quadramet and $4.0 million was to purchase 908,265 shares of CYTOGEN common stock. In addition, for the three and nine months ended September 30, 1996, CYTOGEN recorded $364,000 and $1.2 million, respectively, in license and contract revenues from DuPont Merck. The NDA for Quadramet was accepted for filing by FDA effective August 1995. The timing and outcome of FDA's decision regarding Quadramet cannot be predicted by the Company.

   In February 1995, CYTOGEN acquired CytoRad by merging CytoRad with and into a wholly-owned subsidiary of CYTOGEN. See Note 8 to the Consolidated Financial Statements. As a result of the merger, the Company acquired $11.7 million of CytoRad's cash and securities, before payment of certain transaction costs. In addition, during the three months ended March 31, 1995, the Company recorded a one-time non-cash charge to the statement of operations of $19.7 million for the acquisition of technology rights pertaining to the merger.

   In December 1995, CYTOGEN entered into the Elan Agreement with Elan under which Elan will provide the funding necessary for the Company to fulfill its obligations under a research program with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of that research program. See Note 5 to the Consolidated Financial Statements. For the three and nine months ended September 30, 1996, CYTOGEN recorded $344,000 and $988,000, respectively, in contract revenues from Elan.

   In 1996, the Company has created certain strategic business units ("SBUs"). The Company believes that, if successful, such SBU's will enable the Company to leverage existing assets and capabilities to attract new collaborations and partnerships and increase revenues. There can be no assurance as to the strategy's success or that revenues will increase markedly.

   To date, sales of OncoScint CR/OV in both the U.S. and European markets have been limited, in part, because OncoScint CR/OV is a "technique-dependent" product that requires a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding and CISbio, respectively, to market and distribute OncoScint CR/OV outside the U.S.
Faulding is currently pursuing the necessary regulatory approvals in Canada. CISbio has advised the Company that, as of September 30, 1996, it had relaunched OncoScint CR/OV in eight of the twelve European countries where the product has been approved for marketing, and that it is in the process of relaunching in the rest of the countries while initiating steps to obtain regulatory approvals for additional markets in accordance with the terms of the CISbio Agreement. See Note 4 to the Consolidated Financial Statements.

   In August 1996, CYTOGEN entered into the Co-Promotion Agreement with Bard pursuant to which CYTOGEN granted to Bard (i) the exclusive right to market and promote ProstaScint to urologists in the U.S. and (ii) the co-exclusive right with CYTOGEN to market and promote ProstaScint to managed care organizations in the U.S. See Note 3 to the Consolidated Financial Statements. In October 1996, ProstaScint received marketing approval from FDA. In preparation for the launch of ProstaScint in early 1997, CYTOGEN is developing its Partners in Excellence or PIE/TM/ Program (the "PIE Program") by establishing a network of qualified nuclear medicine sites and physicians. Each site will be trained and certified in acquiring, processing and interpreting antibody-derived images. ProstaScint can be directed to such qualified sites, thus providing quality control and support.

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

   In September 1996, pursuant to agreements between the Company and Elan, Targon was established. Targon will focus on the development, registration, manufacturing and commercialization of differentiated oncology products utilizing the competencies of the Company and Elan in drug development and manufacturing. Targon is initially a wholly-owned subsidiary of the Company.
At the time of the establishment of Targon, Elan purchased 932,535 shares of CYTOGEN's common stock for $5 million and 1,000 shares of CYTOGEN's newly created Series A Preferred Stock for $15 million. The Company used the proceeds of these sales to capitalize Targon (see Note 2 to the Consolidated Financial Statements). In connection with the formation of

Targon, the Company contributed certain technology to Targon. Targon used $10 million of the proceeds of the Company's investment in Targon to acquire certain technology from Advanced Therapeutics Systems Ltd., an affiliate of Elan. The Series A Preferred Stock has a liquidation value of $5 million. Accordingly, for accounting purposes, the Company recorded the Series A Preferred Stock investment as a net capital contribution of $5 million.

Results of Operations

   Revenues. Total revenues for the three months ended September 30, 1996 were $1.2 million compared to $2.8 million recorded in the same period of 1995. The decrease is primarily attributable to a $2.0 million one-time license fee from Dow for their use of Quadramet's NDA filing package in 1995. Year-to-date revenues of $3.9 million were only slightly below the $4.3 million recorded in the same period of 1995 and include additional license and contract revenues realized in 1996 under agreements executed in the fourth quarter of 1995 and the first quarter of 1996 with Elan and CISbio, respectively.

   For the three and nine months ended September 30, 1996, product related revenues were $393,000 and $1.1 million, respectively, compared to $347,000 and $1.1 million recorded for the same periods of 1995. In addition to sales of OncoScint CR/OV, the 1996 product related revenues included cost recovery associated with the ALT Treatment, for which $66,000 and $111,000 were recognized during the three and nine months ended September 30, 1996, respectively. The 1995 product related revenues were from the sales of OncoScint CR/OV.

   License and contract revenues for three months ended September 30, 1996 were $795,000 compared to $2.4 million recorded in the same period of 1995. The decrease is primarily attributable to a one-time license fee from Dow recorded in 1995. Year-to-date license and contract revenues of $2.8 million were only slightly below the $3.2 million recorded in the same period of 1995 and include revenues realized in 1996 from Elan and CISbio.

   Operating Expenses. Operating expenses for the three and nine months ended September 30, 1996 were $7.0 million and $21.3 million, respectively, compared to $6.7 million and $41.6 million recorded in the same periods of 1995. The year-to-date decrease from the prior year period is largely attributable to a one-time non-cash charge of $19.7 million recorded in the three months ended March 31, 1995 for the acquisition of technology rights associated with the CytoRad merger. After excluding this one-time charge, year-to-date 1996 operating expenses, which included $912,000 and $2.8 million of expenses for the three and nine months ended September 30, 1996, respectively, from Cellcor operations, were lower than those recorded in the comparable period of 1995. The level of current year operating expenses reflects the Company's objective to control spending and to focus its efforts on its highest priority products and technology, which are (i) OncoScint CR/OV, (ii) Quadramet, (iii) ProstaScint,
(iv) the GDL technology and (v) ALT therapy for mRCC.

   Research and development expenses for the three and nine months ended September 30, 1996 were $4.8 million and $14.4 million, respectively, compared to $4.5 million and $14.8 million recorded in the same periods of 1995. These expenses principally reflect product development efforts and support for various ongoing clinical trials. The 1996 research and development expenses included $811,000 and $2.6 million of expenses for the three and nine months ended September 30, 1996, respectively, from Cellcor operations. 1995 research and development expenses for the three months ended September 30 included a $1.0 million milestone payment to Dow at the time of the NDA filing for Quadramet. 1995 year-to-date expenses also included a charge of $1.1 million for inventory writedown of commercial inventory relating to OncoScint CR/OV.

   Selling and marketing expenses for the three and nine months ended September 30, 1996 were $874,000 and $2.6 million, respectively, compared to $652,000 and $2.4 million recorded in the same periods of 1995. The increase from the prior year periods is primarily attributable to expenses associated with establishing the PIE Program.

   The acquisition of technology rights expense of $19.7 million was a one-time non-cash charge recorded during the three months ended March 31, 1995, representing the amount by which the purchase price exceeded the fair value of net assets acquired in connection with the CytoRad merger.

   General and administrative expenses for the three and nine months ended September 30, 1996 were $1.3 million and $4.3 million, respectively, compared to $1.5 million and $4.7 million recorded in the comparable periods of 1995. The decrease from the prior year periods is primarily attributable to decreased spending for professional and consulting services.

   Other Income/Expense. Net gains on investments for the three and nine months ended September 30, 1996 were $313,000 and $1.1 million, respectively, compared to $142,000 and $518,000 realized in the same periods of 1995. The increase from the prior year periods is due primarily to higher average cash and short term investment balances for the periods.

   Interest expense for the three and nine months ended September 30, 1996 was $116,000 and $342,000, respectively, compared to $148,000 and $444,000 recorded in the same periods of 1995. Imputed interest on liabilities associated with CYTOGEN's termination agreements with Knoll and Chiron were $103,000 and $310,000 for the three and nine months ended September 30, 1996, respectively, compared to $148,000 and $444,000 recorded for the comparable periods of 1995.

   Net Loss. Net loss for the three months ended September 30, 1996 was $5.6 million compared to a net loss of $3.9 million incurred in the same period of 1995. The loss per common share was $0.12 on 48.4 million average shares outstanding compared to $0.12 on 33.0 million average shares outstanding for the same period in 1995. For the nine months ended September 30, 1996, the net loss was $16.7 million compared to a $37.2 million loss recorded in the comparable period of the prior year. The loss per common share was $0.35 on 47.7 million average shares outstanding compared to $1.20 on 31.0 million average shares outstanding in 1995. As discussed above, the decrease in the net loss and net loss per common share for the nine months is primarily attributable to the charge to the statement of operations for the acquisition of technology rights in 1995. At September 30, 1996, the Company had outstanding (i) options to purchase up to 3.1 million shares of CYTOGEN common stock under its various stock option plans with exercise prices ranging from $0.83 to $18.33 per share;
(ii) warrants to purchase 4.3 million shares of CYTOGEN common stock with exercise prices ranging from $8.00 to $18.87 per share; and (iii) certain put rights to issue and sell up to approximately 1.2 million shares of CYTOGEN common stock, subject to adjustment. The loss per share calculation stated above does not take into account the shares issuable in connection with such options, warrants and put rights as their effect is antidilutive.

Liquidity and Capital Resources

   The Company's cash, restricted cash and short term investments were $30.3 million as of September 30, 1996, compared to $29.1 million as of December 31, 1995. The cash used for operating activities and purchases of property and equipment for the nine months ended September 30, 1996 were $20.4 million and $614,000, respectively, compared to $20.5 million and $475,000 used in the same period of 1995.

   Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, the sale of research services, fees paid under its license agreements and interest earned on its cash and short term investments.

   CYTOGEN Capital Stock.  In January 1996, Fletcher purchased an aggregate of
1.0 million shares of CYTOGEN common stock at an aggregate price of approximately $4.7 million, or $4.70 per share, pursuant to the Option granted to Fletcher in May 1994, as amended. See Note 12 to the Consolidated Financial Statements.

   Effective as of February 23, 1996, CYTOGEN and Nomura executed an agreement that terminated the Purchase Agreement between CYTOGEN and Nomura dated March 28, 1995. No sales of stock occurred under the terms of the agreement.

   During 1996, CYTOGEN sold to a European institutional investor (i) 729,394 shares of common stock in April for an aggregate purchase price of $5.0 million,
(ii) 913,909 shares of common stock in October for an aggregate purchase price of $5.0 million, and (iii) 776,791 shares of common stock in November for an aggregate purchase price of approximately $4.0 million. See Note 12 to the Consolidated Financial Statements.

   In September 1996, CYTOGEN sold 225,000 shares of common stock to Fletcher Fund at an aggregate price of $1.5 million or $6.529 per share, upon the exercise of a Put Right granted to CYTOGEN pursuant to the Investment Agreement, as amended in April 1996, between CYTOGEN and Fletcher Fund. Under the Investment Agreement, CYTOGEN has the right until December 15, 1996 to issue and sell to Fletcher Fund, and Fletcher Fund will be obligated to purchase, up to 450,000 additional shares of CYTOGEN common stock from time to time, subject to adjustment. See Note 12 to the Consolidated Financial Statements.

   In September 1996, at the time of the establishment of Targon (see Note 2 to the Consolidated Financial Statements), Elan purchased 932,535 shares of CYTOGEN common stock for $5 million and 1,000 shares of CYTOGEN's newly created Series A Preferred Stock for $15 million. The Company used the proceeds of these sales to capitalize Targon. Targon used $10 million of the proceeds of the Company's investment in Targon to acquire certain technology from Advanced Therapeutics Systems Ltd.

   Product Related Revenues. OncoScint CR/OV. To date, sales of OncoScint CR/OV have not been significant and are not expected to become a significant source of cash flow in 1996. In November 1994, the Company executed the Termination Agreement with Knoll, pursuant to which the Company is required to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire the U.S. Rights and $5.0 million of liabilities previously incurred under the terms of a license, supply and marketing agreement executed in December 1991. The payment of these liabilities will be made as follows: $3.1 million in 1995 (which amount has been paid); $1.6 million in 1996 (which amount has been paid); $1.6 million in 1997; and $1.7 million in 1998.

   In December 1994, CYTOGEN entered into the Disengagement Agreement with Chiron to reacquire the European Rights and purchase certain business assets relating to the European Rights. The resulting liability of CYTOGEN to Chiron will be paid over three years and without interest, as follows: $200,000 in 1995 (which amount has been paid); $300,000 in 1996 (of which $200,000 has been paid); and $377,000 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company.

   In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding and CISbio, respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding is currently pursuing the necessary regulatory approvals in Canada. As described above, CISbio is actively marketing OncoScint CR/OV in certain countries in Europe. In addition to one-time, up-front cash payments for execution of the agreements, which amounts were recognized by the Company in 1996, each of Faulding and CISbio will be required to make payments upon the achievement of certain milestones, payments for the purchase of products and royalties on net sales, if any. See Note 4 to the Consolidated Financial Statements.

   ProstaScint. In August 1996, CYTOGEN entered into the Co-Promotion Agreement with Bard to market and promote ProstaScint, pursuant to which Bard shall make payments upon the occurrence of certain milestones which include expansion of co-marketing rights in selected countries outside the U.S. During the term of the Co-Promotion Agreement, Bard will receive performance-based compensation for its service. See Note 3 to the Consolidated Financial Statements.

   In October 1996, ProstaScint was approved for marketing by FDA. CYTOGEN is developing the PIE Program (as described above) in preparation for the ProstaScint launch in early 1997 and significant resources might be required.

   ALT. Beginning October 1995, as a result of the Cellcor merger, the Company's product related revenues included the cost recovery related to the treatment of patients receiving ALT under a compassionate protocol, and in 1996 also included the cost recovery associated with the Treatment IND program.

   Research Services and Licenses. Pursuant to the terms of the DP/Merck Agreement between CYTOGEN and DuPont Merck, CYTOGEN will receive from DuPont Merck future payments of up to $1.8 million towards additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval and royalty payments based on sales, including guaranteed minimum payments. For the three and nine months ended September 30, 1996, CYTOGEN recorded $364,000 and $1.2 million, respectively, in license and contract revenues from DuPont Merck. See Note 7 to the Consolidated Financial Statements.

   CYTOGEN acquired an exclusive license in the U.S. from Dow for Quadramet in 1993. This license was later amended in 1995 and 1996. See Note 9 to the Consolidated Financial Statements. The Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

   In December 1995, the Company and Elan entered into the Elan Agreement, under which Elan will provide the funding necessary for the Company to fulfill its obligations under the research program, with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program. For the three and nine months ended September 30, 1996, CYTOGEN recorded $344,000 and $988,000, respectively, in contract revenues from Elan. See Note 5 to the Consolidated Financial Statements.

   The Company's capital and operating requirements, as described above, may further change depending upon several factors, including: (i) the amount of resources which the Company devotes to clinical evaluations and the establishment of manufacturing, marketing and sales capabilities; (ii) results of preclinical testing, clinical trials and research and development activities; and (iii) competitive and technological developments. The Company plans to continue to control spending and expects that its cash position at September 30, 1996, together with the approximate $9.0 million received from the Investor for sales of CYTOGEN common stock in October and November 1996, will be adequate to support the Company's operations into 1997.

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




PART II   -    OTHER INFORMATION
-------        -----------------

Item 6  - Exhibits and Reports on Form 8-K
------

          (a) Exhibits:

                   3.1- Certificate of Designations, Powers, Preferences and Rights of the Series A Convertible and Exchangeable Preferred Stock of CYTOGEN Corporation.

                  10.1- Securities Purchase Agreement between CYTOGEN Corporation and Elan International Services, Ltd., dated as of September 26, 1996.

                  10.2- Warrant to purchase CYTOGEN common stock, issued to Elan International Services, Ltd., dated September 26, 1996.

                  10.3- Joint Development and Operating Agreement among CYTOGEN Corporation, Elan Corporation, plc. and Targon Corporation dated September 26, 1996.*

                  10.4- Marketing and Co-Promotion Agreement between CYTOGEN Corporation and C.R. BARD, Inc. effective August 1, 1996.*

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


                                          CYTOGEN CORPORATION



Date November 13, 1996                    By /s/ T. Jerome Madison
    ---------------------------             --------------------------------
                                            T. Jerome Madison
                                            Chief Financial Officer
                                            (Authorized Officer and Principal
                                             Financial Officer)