Form 10-K
period 1996-12-31
CYTOGEN CORP
filed 1997-03-24
CIK 725058

                                                                       Conformed
                                                                            Copy

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    -------
                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

  For the fiscal year ended December 31, 1996

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from __________ to __________

                        Commission file number 0-14879

                              CYTOGEN CORPORATION

            (Exact name of registrant as specified in its charter)

                    Delaware                                 22-2322400
         -------------------------------                 -------------------
         (State or other jurisdiction of                  (I.R.S. employer
         incorporation or organization)                  identification no.)

  600 College Road East, CN5308, Princeton, New Jersey        08540-5308
  ----------------------------------------------------      --------------
       (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code: (609) 987-8200.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                      ----------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the registrant's 44,654,303 shares of Common Stock held by non-affiliates of the registrant on February 28, 1997 based on $ 5.125 per share, the last reported sale price on the NASDAQ National Market on that date, was $228,853,303. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of 2/28/97 was 51,081,533 shares.

                                 Page 1 of 79
                           Exhibit Index on Page 58

                 DOCUMENTS INCORPORATED BY REFERENCE

                 Document                                       Form 10-K Part
                 --------                                       --------------

Portions of the definitive Proxy Statement                           III
with respect to the 1997 Annual Meeting of Stockholders (hereinafter referred to as the "Proxy Statement"), but specifically excluding the sections titled "Compensation
Committee Report on Executive Compensation" and "Performance Graph", which shall not be deemed to be incorporated by reference herein.

                                    PART I

Item 1.  Business

General

CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and marketing of products to improve diagnosis and treatment of cancer and other diseases. The Company also develops products and technologies through two wholly-owned and one majority-owned subsidiaries: Cellcor, Inc. ("Cellcor") is a biotechnology company developing cellular therapies for cancer and infectious diseases; AxCell Biosciences Corporation ("AxCell") is a functional target discovery and bioinformatics company; and Targon Corporation ("Targon") is a cancer company formed in collaboration with Elan Corporation, plc. CYTOGEN was incorporated in Delaware in 1981 and each of its subsidiaries is a Delaware corporation. Unless the context otherwise indicates, as used herein, the term "Company" refers to CYTOGEN and its subsidiaries, taken as a whole.

Currently, the Company's highest priority products and technology are: (i) ProstaScint(TM), a monoclonal antibody-based diagnostic imaging product for prostate cancer, which received U.S. Food and Drug Administration ("FDA") licensure to market on October 28, 1996 (see "Cancer Diagnostic Imaging Products -- ProstaScint"); (ii) Quadramet(TM), a cancer therapy agent for the treatment of bone pain associated with bone metastases, for which a New Drug Application ("NDA") was accepted as filed by FDA in August 1995 (see "Cancer Therapeutic Products -- Quadramet"); (iii) OncoScint(R) CR/OV, a monoclonal antibody-based diagnostic imaging agent for colorectal and ovarian cancer, which received FDA licensure to market for both single and repeat administration (see "Cancer Diagnostic Imaging Products -- OncoScint CR/OV"); (iv) the Genetic Diversity Library ("GDL") technology involving peptides that have potentially significant commercial applications in high through-put screening of drug candidates, in accelerated, functional drug discovery programs, in in vitro diagnostics, as peptide-based therapeutics, and in the discovery of synthetic genes or "SynGenes" (see "Research and Development -- Genetic Diversity Library Technology"); and (v) the autolymphocyte therapy ("ALT"), developed by Cellcor for the treatment of advanced metastatic renal cell carcinoma ("mRCC"), which has completed Phase III development (see "Cancer Therapeutic Products -- ALT Treatment for mRCC").

The Company's strategic plan calls for expanding the current product portfolio through the continued in- licensing of additional products and related technologies, such as Quadramet, the acquisition of other companies with related or complementary products, technologies and/or services, such as Cellcor, the development of products utilizing GDL technology, and other strategic alliances, such as Targon. No prediction can be made, however, as to when or whether CYTOGEN can accomplish these objectives or whether accomplishment of these objectives will lead to new commercially-viable products or technologies.

The Company is continuing to evaluate, invest in and support the marketing activities with respect to ProstaScint and OncoScint CR/OV. See "Marketing -- ProstaScint" and "-- OncoScint CR/OV". The Company has also assigned high priority to the product development and commercialization programs for Quadramet and ALT for the treatment of mRCC and other diseases. See "Cancer Therapeutic Products". The Company continues to commit resources for research and development of its GDL technology. See "Research and Development -- Genetic Diversity Library Technology".

When used in this Report, the words "expects," "believes", "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth under the captions "Important Factors Regarding Forward Looking Statements", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date of this Report and the Company disclaims any undertaking to publicly update or revise any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Cancer Diagnostic Imaging Products

         Overview. Currently, the Company's cancer diagnostic imaging products consist of monoclonal antibody-based imaging agents for prostate, breast, colorectal and ovarian cancers. The Company's imaging products utilize CYTOGEN's proprietary targeted delivery system, employing whole monoclonal antibodies, to deliver the diagnostic radioisotope indium-111 to malignant tumor sites. The imaging products are supplied to hospitals and central radiopharmacies without the radioisotope. Prior to patient administration, the radioisotope is attached to the product by the radiopharmacist using a simple liquid transfer procedure developed by CYTOGEN, thereby creating the radiolabeled monoclonal antibody product.

During an imaging procedure, the radiolabeled monoclonal antibody product is administered intravenously into the patient. The antibody travels through the body seeking out and binding to tumor sites. The radioactivity from the isotope that has been attached to the antibody can be detected from outside the body by a gamma camera. The resultant image identifies the existence, location and extent of disease in the body. Based on clinical studies conducted to date by physicians on behalf of CYTOGEN, the imaging agents have the potential to provide new and useful information not available from other diagnostic modalities regarding the existence, location and extent of the disease (and particularly occult disease not detected by other methods) throughout the body. CYTOGEN believes that this information has the potential to affect the way physicians manage their patients' individual treatments. CYTOGEN also believes that, because its products use a very low dose of one milligram or less of antibody conjugate per administration, the products have the additional advantages of low manufacturing cost and ease of administration.

         ProstaScint. ProstaScint is a monoclonal antibody-based imaging agent developed to detect the presence and extent of prostate cancer. The antibody utilized in ProstaScint is exclusively licensed to CYTOGEN. In August 1996, CYTOGEN signed a definitive agreement with C.R. Bard, Inc. for co- marketing rights to ProstaScint. In October 1996, CYTOGEN received FDA licensure to market ProstaScint in two clinical settings: first, as a diagnostic imaging agent in newly-diagnosed patients with biopsy-proven prostate cancer thought to be clinically localized after standard diagnostic evaluation and who are at high risk for spread of their disease to pelvic lymph nodes; and second, for use in post- prostatectomy patients in whom there is a high suspicion of undetected cancer recurrence. The risk for both newly-diagnosed and recurrent disease patients is determined by several factors, including the stage of the disease when initially diagnosed, microscopic evaluation of the primary tumor, and the prostate specific antigen ("PSA") level. PSA is a widely used blood test currently used for detecting and monitoring prostate cancer. In February 1997, CYTOGEN announced the commercial launch of ProstaScint. See "Marketing -- ProstaScint."

         OncoScint CR/OV. OncoScint CR/OV received FDA licensure in the U.S. in December 1992. This product was initially approved for single use with other appropriate, commercially available diagnostic tests, including but not exclusive to Computerized Tomography ("CT") and Magnetic Resonance Imaging

("MRI"), to locate malignancies outside the liver in patients with known colorectal or ovarian cancer. In November 1995, FDA approved an expanded indication allowing for repeat administration of Oncoscint CR/OV. OncoScint CR/OV is now approved for sale in 12 European countries. The breast cancer clinical development program, which involves the use of OncoScint CR/OV to determine whether the cancer has spread to the lymph nodes (i.e., beyond the primary tumor), was initiated in May 1995 as a result of positive findings published by the Instituto Nazionale Tumori in Milan, Italy, and is currently in a Phase II human clinical trial.

Cancer Therapeutic Products

         Quadramet. Quadramet has been developed as a treatment for the pain associated with bone metastases, a condition that occurs when cancer spreads to the bone. The Quadramet NDA was filed by FDA in August 1995 and is currently under review.

In March 1993, CYTOGEN entered into an exclusive license agreement, as amended, and pursuant thereto was granted by The Dow Chemical Company ("Dow") the U.S., Canadian and Latin American rights to Quadramet as a therapeutic radiopharmaceutical (i) for metabolic bone disease or tumor regression for cancer caused by metastatic or primary cancer in bone in humans or (ii) for the treatment of disease characterized by osteoblastic response in humans. CYTOGEN assumed responsibility for the development and commercialization of the product at that time. See Note 6 to the Consolidated Financial Statements. In December 1994, CYTOGEN granted to The DuPont Merck Pharmaceutical Company ("DuPont Merck") an exclusive sub-license with respect to CYTOGEN's rights to Quadramet in its oncological applications described above.

Phase II human clinical trials have been initiated at several institutions to expand Quadramet's use as a therapeutic drug. These trials are funded, in part, by DuPont Merck. Phase I human clinical trials have been initiated in primary bone tumors at Mayo Clinic, and in refractory rheumatoid arthritis at the University of Iowa.

         ALT Treatment for mRCC. ALT treatment for metastatic renal cell carcinoma is a proprietary immunotherapy developed by Cellcor which uses a patient's own white blood cells to augment his or her immune system and thereby treat cancer and other infectious diseases. In October 1995, patient accrual for the Phase III pivotal clinical trial was completed and in January 1997, the trial was completed. The Company is currently conducting the auditing, unblinding and analysis of the Phase III data. If results from the trial are favorable and FDA concurs, the Company expects to proceed with the submission of a Biologics License Application ("BLA") in the second half of 1997. In September of 1995, FDA approved a Treatment Investigational New Drug ("IND") for the ALT treatment of mRCC, which makes ALT available as a treatment option to patients with mRCC who are not able to participate in ALT clinical trials. The Treatment IND also allows Cellcor to recover costs associated with the treatment. Cellcor is also conducting a Phase III human clinical study in post-surgical patients with non-metastatic kidney cancer with high risk of recurring disease. This study examines the effect of ALT in delaying progression to metastatic disease. This study, which was conducted at 13 sites, completed patient accrual in 1995 and the patients are followed for time to progression of their disease as well as their survival status. Final analysis of this study is expected to be available by mid-year 1997. ALT is also in Phase I/II development as a treatment for chronic hepatitis B. No prediction can be made, however, as to whether or when such trials will lead to new commercial products.

Cellcor is actively pursuing development and marketing collaborations in the U.S. and Europe. No assurance can be given regarding the timing or success in developing such collaborations.

         Antibody-Based Cancer Therapeutics. CYTOGEN's efforts to develop antibody-based, cancer therapeutics are currently limited to prostate therapy. This product utilizes technology similar to the Company's diagnostic products. However, in the therapeutic product, the substance linked to the antibody is a radioisotope that destroys tumor cells. The therapeutic radioisotope that CYTOGEN uses, yttrium-90, is chemically attached to the monoclonal antibody using CYTOGEN's proprietary technology. It is intended that the therapy product will be supplied to radiopharmacies without the radioisotope. The radioisotope will be attached to the product by the radiopharmacist using a simple procedure developed by CYTOGEN.

The prostate therapy product is in a Phase II trial to determine the product's efficacy in patients with early evidence of disease recurrence after radical prostatectomy. Development of the ovarian therapy product, which completed Phase II clinical trials, has been discontinued due to insufficient patient response to justify further support of the trials.

Research and Development

         Genetic Diversity Library Technology. Long-term research, much of which is preliminary, is being conducted by CYTOGEN on the GDL technology, formerly referred to as TSARs\SynGenes. The GDL program consists of research on long peptides that fold to form three-dimensional structures. These peptides, which are biologically produced, create vast, highly diverse compound libraries. CYTOGEN believes that the ability of these compounds to bind to predetermined sites may mediate certain therapeutic or diagnostic effects more effectively than other existing products. Unlike conventional small molecule drugs or short peptides, long peptides can act more like proteins and can fold to take on very precise biological functions such as specific recognition units ("RUs"). Depending upon the application, these RUs can act as receptors, as targeting agents, or ligands for biological receptors. In certain applications, it may be more advantageous to administer the synthetic gene which encodes for the RU. Such SynGene programs are at an early stage of pre-clinical development. Additionally, CYTOGEN believes its GDL technology can serve as a complementary and enabling technology to support advances in combinatorial chemistry and drug discovery. Currently, CYTOGEN is working, independently and in collaboration with others, to develop this technology into several potential commercial applications: in high through-put screening of drug candidates, in accelerated, functional drug discovery (or rapid target discovery ("RTD")) programs, in in vitro diagnostics, as peptide-based therapeutics, and in the discovery of SynGenes.

In August 1996, AxCell was incorporated as a wholly-owned subsidiary to utilize the RTD application of GDL technology. In the area of drug discovery, the current high throughput drug screening arena is seen as a compound rich, target poor environment. The lack of novel molecular targets is one factor which currently limits the drug discovery process. The Company applies the RTD technology to develop new molecular targets. The Company has engaged the Battelle Institute and Southern Research Institute to expand the number of validated molecular targets that are available for use in screening drug compound libraries.

CYTOGEN is the exclusive licensee of certain patent and patent applications and technology owned by the University of North Carolina at Chapel Hill covering the GDL technology. In addition, CYTOGEN has filed its own patent applications in the U.S. and certain foreign countries with respect to its GDL technology.

While a significant amount of basic research on the GDL technology has been done by CYTOGEN, this technology is at an earlier stage of development than the technology underlying the monoclonal antibody- based products described above. CYTOGEN is actively pursuing corporate alliances and basic research and development agreements to support and advance the GDL technology toward commercialization. In December 1995, CYTOGEN and Elan Corporation, plc ("Elan") established a collaborative research and development program to develop orally-administered products using GDL technology and Elan's drug delivery system technology. In January 1997, this research program achieved its first research milestone and Elan signed a definitive license agreement for worldwide rights to oral drug delivery products which transport pharmacologic formulations across the intestinal epithelium and certain other products derived from the collaboration. See "Limited Field of Use License Agreements -- Elan" and Note 3 to the Consolidated Financial Statements.

         PSMA. In 1993, CYTOGEN and Memorial Sloan-Kettering Cancer Center ("MSKCC") began a development program involving the prostate specific membrane antigen ("PSMA") and CYTOGEN's prostate cancer monoclonal antibody, CYT-351. PSMA is a unique antigen expressed in primary prostate cancer, prostate cancer metastases and hormone refractory prostate cancer metastases. In July 1996, a patent entitled "Prostate-Specific Membrane Antigen" was issued to Sloan-Kettering Institute for Cancer Research, an affiliate of MSKCC. In November 1996, CYTOGEN exercised its option for the exclusive license to this technology.

In December 1996, CYTOGEN exclusively licensed the use of PSMA in prostate cancer vaccines for certain immunotherapeutic treatments of prostate cancer to Prostagen, Inc., a privately held company in New York. The agreement with Prostagen provides for an up-front fee, several milestone payments throughout the development of any potential products, and royalties payable if and when products come to market.

In January 1997, CYTOGEN issued a non-exclusive option for the PSMA technology to Boehringer Mannheim in the area of in vitro diagnostics, including reverse transcriptase-polymerase chain reaction assays, a technique used to detect circulating prostate cancer cells in the blood of patients. This agreement provides CYTOGEN with an up-front fee and royalties payable if and when products come to market. CYTOGEN is continuing discussions with other companies interested in this aspect of the PSMA technology. No assurances can be given regarding the success or timing of these efforts.

In 1996, Targon was granted exclusive rights to the remaining fields of use for the PSMA technology, including recent developments in the area of prodrugs for prostate cancer.

         Other Applications. While CYTOGEN has retained all rights for therapeutic and in vivo diagnostic uses of the antibody utilized in ProstaScint for itself and its affiliates, it has licensed the antibody for in vitro diagnostic use to the Pacific Northwest Research Foundation, which in turn, has established a collaboration with Hybritech Incorporated ("Hybritech") to exploit this antibody in a serum-based in vitro diagnostic test. CYTOGEN will receive royalties on product sales by Hybritech, if any.

CYTOGEN believes that certain of their technologies under development may have medical applications in various other areas, including autoimmune disorders and infectious diseases. The Company intends to expand the research and development of these technologies primarily through strategic alliances with other entities. No predictions can be made regarding the establishment or the timing of such alliances. The Company expects to devote resources to these other areas to the extent funding is available. No prediction can be made, however, as to when or whether the areas of research described above will yield new scientific discoveries, or whether such research will lead to new commercial products.

Research and Development Funding

         Research and development expenditures recorded by the Company include projects conducted by the Company and payments made to sponsored research programs and consultants. CYTOGEN's expenses for research and development activities (including customer sponsored programs) were $ 20.9 million, $22.6 million and $20.3 million in 1996, 1995 and 1994, respectively. These expenses principally reflect product development efforts and support for various ongoing clinical trials. Research and development expenditures for customer sponsored programs, were $1,100,000, $200,000 and $29,000 in fiscal years 1996, 1995 and 1994, respectively.

Marketing

         ProstaScint. In August 1996, CYTOGEN signed a Co-Promotion Agreement with C.R. Bard, Inc. for the U.S. co-marketing rights to ProstaScint. Under the agreement, the Bard Urological Division ("BUD") will market ProstaScint to its primary customers, office and hospital-based urologists. CYTOGEN will be responsible for manufacturing, distribution and the marketing of ProstaScint to the medical imaging community. Both BUD and CYTOGEN will work together in marketing to managed care organizations. The agreement provides that BUD will make payments upon the occurrence of certain milestones and BUD will receive performance-based compensation for its services. The agreement has an initial term of ten years and is subject to renewal.

ProstaScint and OncoScint CR/OV are "technique-dependent" products that require a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. The Company believes that this information regarding the existence, location and extent of disease has the potential to assist a physician in making appropriate patient management decisions. Due to the large population of prostate cancer patients and the resulting potential for sales, the Company is placing priority on the marketing of ProstaScint. CYTOGEN has established a network of qualified nuclear medicine imaging centers through its Partners in Excellence ("PIE(TM)") program (each, a "PIE Site"). Each PIE site receives rigorous training, undergoes proficiency testing, and is subject to ongoing quality assurance protocols. To qualify as a PIE Site, each center must be certified as proficient in the interpretation of ProstaScint scans by the American College of Nuclear Physicians. This program was developed in preparation for the launch of ProstaScint in February 1997, and involved 75 PIE Sites at time of launch. The Company intends to establish additional PIE Sites in accordance with its marketing plan and the availability of resources.

         OncoScint CR/OV. Promotion of OncoScint CR/OV involves several different physician audiences, including those who prescribe imaging procedures for their patients as well as those who obtain and interpret the image. Referring physicians are likely to be surgeons and oncologists. Imaging physicians are nuclear medicine specialists and those diagnostic radiologists who have sub-specialty training in nuclear medicine. Since May 1994, CYTOGEN has been the sole marketer of OncoScint CR/OV in the U.S. In December 1995 and January 1996, CYTOGEN signed two marketing agreements for Oncoscint CR/OV outside of the U.S. with Faulding and CISbio. See "Faulding" and "CIS biointernational."

         Knoll Pharmaceutical. In November 1994, CYTOGEN executed a termination agreement (the "Termination Agreement") with Knoll Pharmaceutical Company ("Knoll"). Pursuant to the Termination Agreement, CYTOGEN has reacquired from Knoll all U.S. marketing rights to OncoScint CR/OV, which were previously granted to Knoll pursuant to a License, Supply and Marketing Agreement dated December 19, 1991 (the "Knoll Agreement"). See Note 9 to the Consolidated Financial Statements. Under the terms of the Knoll Agreement, in 1994, the Company incurred $412,000 in co-promotion expenses, and recognized $430,000 in co-promotion revenues.

         Faulding. In December 1995, CYTOGEN entered into a distribution agreement (the "Faulding Agreement") with Faulding granting to Faulding the exclusive right to distribute and sell OncoScint CR/OV in Canada. Faulding is currently pursuing the necessary regulatory approvals to market the product in Canada. Pursuant to the terms of the Faulding Agreement, in addition to an up-front cash payment made upon executing the Faulding Agreement, Faulding is required to make an additional payment to

CYTOGEN upon the receipt of certain regulatory approvals. The Faulding Agreement also provides for payments for minimum annual purchases of OncoScint CR/OV by Faulding, and for certain royalties based upon net sales, if any, of OncoScint CR/OV by Faulding. The initial term of the Faulding Agreement is seven years.

         CIS biointernational. In January 1996, CYTOGEN entered into a distribution agreement (the "CISbio Agreement") with CISbio, granting to CISbio the exclusive right to distribute and sell OncoScint CR/OV in all the countries of the world, except for the U.S. and Canada. CISbio re-launched OncoScint CR/OV in nine European countries during 1996, and initiated sales in Australia. Regulatory submissions to obtain marketing approval were initiated in four Latin American countries and five countries in South East Asia during 1996. Pursuant to the terms of the CISbio Agreement, in addition to an up-front cash payment made upon executing the CISbio Agreement, CISbio is required to make an additional payment to CYTOGEN upon the achievement of a specified marketing milestone. The CISbio Agreement also provides for minimum annual purchases of the components of OncoScint CR/OV by CISbio, and for certain royalties based upon net sales, if any, of OncoScint CR/OV by CISbio. The initial term of the CISbio Agreement is seven years following the first commercial sale of the product by CISbio.

         Quadramet. On December 20, 1994, CYTOGEN entered into a license agreement, as amended, (the "DP/Merck Agreement") with DuPont Merck. Under the terms of the DP/Merck Agreement, CYTOGEN granted to DuPont Merck an exclusive sub-license with respect to CYTOGEN's rights to Quadramet in its oncological applications described above, pursuant to which DuPont Merck will have responsibility for manufacturing and marketing Quadramet in the U.S., if and when approved for marketing by FDA, and in Canada and Latin America. The Company has retained the right to co-promote the product to nuclear medicine specialists. In March 1997, the Company submitted to the Canadian Health Protection Branch a New Drug Submission for marketing approval of Quadramet in Canada. See "Cancer Therapeutic Products -- Quadramet" and Note 5 to the Consolidated Financial Statements.

         The DP/Merck Agreement provides that CYTOGEN receives from DuPont Merck up-front fees and milestone payments consisting of: (i) $1.0 million upon execution of the DP/Merck Agreement, which has been paid to CYTOGEN; (ii) $4.0 million from the sale to DuPont Merck of 908,265 shares of CYTOGEN common stock, which sale has occurred, (iii) $4.25 million to fund additional clinical programs to expand the use and marketing of Quadramet, of which $1.3 million and $1.5 million were received in 1995 and 1996, respectively; (iv) a $2.0 million milestone payment if and when Quadramet receives FDA licensure; and (v) payments based on sales, including guaranteed minimum payments. The DP/Merck Agreement, unless earlier terminated, expires on the later of twenty years from the date of execution of the agreement or on the date of expiration of the last to expire patent licensed thereunder.

Targon Corporation

         Targon Corporation, formed in September 1996, is a company focused exclusively on the rapid development, registration, manufacturing and commercialization of oncology products. Targon was created by CYTOGEN in collaboration with Elan and is a majority-owned subsidiary of CYTOGEN. Elan has the right to acquire equal ownership with CYTOGEN. Targon will utilize Elan's and CYTOGEN's competencies in drug delivery, development and manufacturing in order to accelerate its global registration of oncology products. Targon has the rights to five products: EL530 and EL532 purchased from Elan; Prostatec, Oncotec and certain PSMA technology contributed by CYTOGEN. Additional products may be added through the in-licensing of late stage oncology products.

EL530 and EL532 are agents being developed for the treatment of solid and hematologic malignancies. These agents inhibit the growth of cells from a wide range of cancers. Currently, Phase I and II clinical trials are being directed by the National Cancer Institute. Prostatec is a second generation version of CYTOGEN's ProstaScint prostate cancer imaging agent. An IND application is being prepared for Prostatec. Oncotec is a second generation version of CYTOGEN's OncoScint CR/OV diagnostic imaging agent for colorectal, ovarian and breast cancers. Oncotec is in the preclinical stage of product development. Targon has exclusive rights to those fields of use of PSMA technology not already licensed to third parties, including the area of prodrugs for prostate cancer. See "Research and Development -- PSMA." Prodrugs have been designed to have low toxicity in the body except when in the vicinity of prostate cancer cells.

In connection with the formation of Targon, CYTOGEN completed a sale of registered Common Stock to Elan for $5 million and Series A Convertible Preferred Stock for $15 million, which funds are being used to fund Targon. Targon used $10 million of such proceeds to acquire certain products from Advanced Therapeutics Systems Ltd., a subsidiary of Elan. See Note 2 to the Consolidated Financial Statements. CYTOGEN's Series A Convertible Preferred Stock purchased by Elan may, at Elan's option, be either (i) exchanged for a portion of CYTOGEN's interest in Targon which declines from 50% to 35%, depending on the time of exchange, but no later than September 30, 2001 or (ii) converted into shares of CYTOGEN's Common Stock. If Elan exchanges the Series A Convertible Preferred Stock for ownership in Targon, then Elan will additionally receive a warrant exercisable through March 31, 2003 to purchase up to one million shares of CYTOGEN Common Stock with exercise prices (based on the time of exercise) from between $8.40 per share to $14 over time. If Elan converts CYTOGEN's Series A Convertible Preferred Stock into CYTOGEN Common Stock, a maximum of 1,785,715 shares of CYTOGEN Common Stock (reducing over time) would be issuable, depending on when the conversion occurs. If Elan exercises its conversion right, CYTOGEN will retain full ownership of Targon.

CytoRad Incorporated

         On November 15, 1994, CYTOGEN and CytoRad Incorporated ("CytoRad") executed an Agreement and Plan of Merger (the "CytoRad Merger Agreement") to purchase all of CytoRad's outstanding units. Pursuant to the CytoRad Merger Agreement, on January 20, 1995, CYTOGEN commenced an exchange offer to exchange for each CytoRad unit (a) 1.5 shares of CYTOGEN common stock, (b) a warrant to acquire one share of CYTOGEN common stock for $8.00 and (c) a contingent value right ("CVR") to receive, under certain circumstances and at no additional cost, up to an additional one-half share of CYTOGEN common stock.

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

         On February 29, 1996, CYTOGEN announced that the CVRs had terminated by their terms and were of no further value, and on January 31, 1997, the CYTOGEN warrants expired pursuant to their terms.

Cellcor, Inc.

         In October 1995, CYTOGEN completed its acquisition of Cellcor. As a result of its merger with Cellcor (the "Cellcor Merger"), CYTOGEN (i) issued 4,713,564 shares of Common Stock to acquire Cellcor (see Notes 1 and 4 to the Consolidated Financial Statements), (ii) issued 5,144,388 shares of Common Stock in connection with a related subscription offering, which raised a total of $20.0 million and

(iii) reserved for issuance up to 606,952 shares of Common Stock issuable upon the exercise of Cellcor stock options.

The Cellcor Merger reflects the Company's strategy to build its business through, among other things, strategic acquisitions that add complementary products, technologies and services to CYTOGEN's existing portfolio. In particular, the Company has added Cellcor's proprietary ALT products and supportive core competencies in ex vivo cell processing to its product pipeline. See "Cancer Therapeutics Products -- ALT Treatment for mRCC".

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

         Elan. In December 1995, CYTOGEN entered into a Research and Development and Option agreement with Elan (the "Elan Agreement") under which both parties implemented a research program that combines CYTOGEN's GDL technology with Elan's drug delivery system technology. Joint research, conducted by the companies' scientists, exploit GDL-derived peptides that have the ability to target drugs. Initial research focussed on the development of products that can be administered orally and pass through the gastrointestinal tract, utilizing specific intestinal cell surface receptors identified as being best suited to facilitate uptake and absorption of the drug. In January 1997, Elan and CYTOGEN announced that the research program has resulted in the successful identification of a group of peptides which bind to four different gastrointestinal receptors. Elan has exercised its option, and the parties have entered into a license agreement granting Elan exclusive worldwide rights to the GDL technology for orally administered drugs that are transported across the gastrointestinal epithelium and other rights to other orally delivered drugs derived from the research program. CYTOGEN will receive royalties based on sales, if any, of such products.

         For discussion relating to limited field of use license agreements for PSMA technology, see "Research and Development -- PSMA".

Manufacturing

         CYTOGEN has established limited commercial-scale manufacturing capacity in Princeton, New Jersey. An Establishment License Application ("ELA") for the facility in Princeton utilized by CYTOGEN for production of ProstaScint was approved by FDA in October 1996 and for production of OncoScint CR/OV in December 1992. It is expected that this facility will allow CYTOGEN to meet its projected production requirements for the ProstaScint and OncoScint product lines in both the U.S. and Europe for the foreseeable future, although no assurances can be given to that effect. In November 1995, FDA proposed new reforms that would eliminate the requirement that "specified biologic products" be commercially manufactured in a licensed facility. Therefore, while CYTOGEN will be required to maintain Good Manufacturing Practices ("GMP"), under the proposed reforms, it may not be required to obtain specific licensure of its commercial manufacturing facilities in the future. Moreover, under the proposed reforms, CYTOGEN will retain the status of having met FDA ELA requirements and performance standards, which it believes is an important competitive advantage and one it is using to attract additional contract manufacturing business. Presently, CYTOGEN has six contract manufacturing customers for which it is providing contract manufacturing and development services.

Cellcor has established a GMP manufacturing facility for patient-specific cell processing in a high volume setting, suitable for commercial-scale production.

In December 1996, Cellcor entered into an agreement with Neoprobe Corporation whereby Neoprobe will use Cellcor's cell processing and development facility and established processes to manufacture Neoprobe's activated cell therapy. Cellcor received an up-front fee and will record contract revenue, if any, for development studies and on a per patient basis over the next few years.

Cellcor will pursue other opportunities to develop contract manufacturing relationships with other biotechnology companies and academic institutions in the field of patient specific ex vivo cell processing.

Raw Materials

         The raw materials used in the manufacture of the Company's products include different antibodies. CYTOGEN has both exclusive and non-exclusive license agreements which permit the use of specific monoclonal antibodies in its products. CYTOGEN's first product, OncoScint CR/OV, uses the same monoclonal antibody which has been supplied in clinical quantities and is being supplied in commercial quantities by a single contract manufacturer, Lonza Biologics (which acquired the Company's former supplier, Celltech, in 1996), through a shared manufacturing agreement. CYTOGEN anticipates that the supplier will be able to meet CYTOGEN's needs for commercial quantities of monoclonal antibody.

CYTOGEN currently has the in-house production capacity necessary to produce projected commercial quantities of monoclonal antibody for manufacture of ProstaScint and clinical quantities of other monoclonal antibodies for the development of other diagnostic imaging and therapy products.

Cellcor's cellular therapies require the use of devices and materials manufactured by third parties, for which Cellcor seeks to maintain multiple sources. Cellcor relies on a single source of supply for an important monoclonal antibody used in the cell processing procedures. There can be no assurance that products or devices necessary to implement the Company's living cell therapies will be continuously available or available upon terms favorable to the Company in the future.

Human Resources

         As of December 31, 1996, the Company employed 164 persons full-time, of whom 20 were engaged in research and development activities, 41 were engaged in operations and manufacturing, 30 were engaged in clinical and regulatory activities, 24 were engaged in administration and management, 16 were engaged in marketing, 30 were engaged in Cellcor's operations and 3 were engaged in Targon's operations. Of the Company's employees, 21 hold Ph.D. and/or M.D. degrees, and 12 hold other advanced degrees. The Company, from time to time, hires consultants to work on certain of its research and development and clinical programs. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense.

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

CYTOGEN holds 17 current U.S. patents and 47 current foreign patents. CYTOGEN has filed and currently has pending 17 U.S. patent applications and 19 foreign patent applications, covering certain aspects of its technology for diagnostic and therapeutic products, and the methods for their production and use. CYTOGEN intends to file patent applications with respect to subsequent developments and improvements when it believes such protection is in the best interest of CYTOGEN.

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

CYTOGEN's U.S. Patent No. 5,162,504, entitled "Monoclonal Antibodies to a New Antigenic Marker in Epithelial Prostate Cells and Serum of Prostate Cancer Patients," provides protection for the monoclonal antibody 7E11-C5, the targeting agent used in ProstaScint. This patent is scheduled to expire in 2009.

Cellcor holds three current U.S. patents. Cellcor has filed and currently has pending four U.S.patent applications and two foreign patent applications. Additional patent protection is being actively pursued for Cellcor related proprietary technology.

CYTOGEN is the exclusive licensee of certain patents and patent applications held by the University of North Carolina at Chapel Hill covering GDL technology. CYTOGEN holds an exclusive license under certain patent and patent applications held by MSKCC covering PSMA. CYTOGEN is the exclusive licensee of certain U.S. patents and applications held by Dow covering Quadramet.

Targon is the exclusive licensee of certain patents and patent applications held by CYTOGEN and Elan. See "Targon."

CYTOGEN may be entitled under certain circumstances to seek extension of the terms of its patents. See "Government Regulation and Product Testing--FDA Approval".

The Company also relies upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically enters into confidentiality agreements with its licensees and any scientific consultants, and each of CYTOGEN's and Cellcor's employees have entered into agreements with the companies requiring that they forbear from disclosing confidential information of the companies, and assign to the companies all rights in any inventions made while in their employ. The Company believes that its valuable proprietary information is protected to the fullest extent practicable; however, there can be no assurance that (i) any additional patents will be issued to the Company in any or all appropriate jurisdictions, (ii) litigation will not be commenced seeking to challenge the patent protection or such challenges will not be successful, (iii) the Company's processes or products do not or will not infringe upon the patents of third parties, or (iv) the scope of patents issued will successfully prevent third parties from developing similar and competitive products. It is not possible to predict how any patent litigation will affect the Company's efforts to develop, manufacture or market its products.

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

         FDA Approval. The major regulatory impact on the diagnostic and therapeutic products in the U.S. derives from the Federal Food, Drug and Cosmetic Act (the "FD&C Act") and the Public Health Service Act, and from FDA rules and regulations promulgated thereunder. These laws and regulations require carefully controlled research and testing of products, government notification, review and/or approval prior to marketing the products, inspection and/or licensing of manufacturing and production facilities, adherence to good manufacturing practices, compliance with product specifications, labeling, and other applicable regulations.

         The medical products to which the Company intends to apply its technology are subject to substantial governmental regulation and may be classified as new drugs or biologics under the FD&C Act. FDA and similar health authorities in most other countries must approve or license the diagnostic and therapeutic products before they can be commercially marketed. In order to obtain FDA approval, an applicant must submit, as relevant for the particular product, proof of safety, purity, potency and efficacy. In most cases such proof entails extensive pre-clinical, clinical and laboratory tests. The testing and the preparation and prosecution of those applications by FDA is expensive and time consuming, and may take several years to complete. Difficulties or unanticipated costs may be encountered by the Company or its licensees in their respective efforts to secure necessary governmental approval or licenses, which could delay or preclude the Company or its licensees from marketing their products. Limited indications for use or other conditions could also be placed on any such approvals that could restrict the commercial applications of such products. With respect to patented products or technologies, delays imposed by the government approval process may materially reduce the period during which the Company will have the exclusive right to exploit them, because patent protection lasts only for a limited time, beginning on the date the patent is first granted in the case of U.S. patent applications filed prior to June 6, 1995, and when the patent application is first filed in the case of patent applications filed in the U.S. after June 6, 1995, and applications filed in the European Economic Community. The Company intends to seek to maximize the useful life of its patents under the Patent Term Restoration Act of 1984 in the U.S. and under similar laws if available in other countries.

The majority of the Company's diagnostic and therapeutic products will likely be classified as new drugs or biologics and will be evaluated in a series of in vitro, non-clinical and human clinical testing. Typically, clinical testing is performed in three phases to further evaluate the safety and efficacy of the drug. In Phase I, a product is tested in a small number of patients primarily for safety at one or more dosages. In Phase II, in addition to safety, the efficacy of the product against particular diseases is evaluated in a patient population generally somewhat larger than Phase I. Clinical trials of certain diagnostic and cancer therapeutic agents frequently combine Phase I and Phase II into a single Phase I/II study. In Phase III, the product is evaluated in a larger patient population sufficient to generate data to support a claim of safety and efficacy within the meaning of the FD&C Act. Permission by the FDA must be obtained before clinical testing can be initiated within the U.S. This permission is obtained by submission of an IND application which typically includes the results of in vitro and non-clinical testing and any previous human testing done elsewhere. FDA has 30 days to review the information submitted and makes a final decision whether to permit clinical testing with the drug or biologic. A similar procedure applies to medical device and diagnostic products.

After completion of in vitro, non-clinical and clinical testing authorization to market a drug or biologic must be granted by FDA. FDA grants permission to market through the review and approval of either an NDA (New Drug Application) for drugs or a BLA (Biologic License Application) for biologics. These applications provide detailed information on the results of the safety and efficacy of the drug conducted both in animals and humans. Additionally, information is submitted describing the facilities and procedures for manufacturing the drug or biologic.

Based on FDA regulations, once an application is submitted to FDA, FDA has 60 days to determine whether or not the application is sufficiently complete to be filed. If FDA believes the application is not complete, FDA issues a refuse-to-file letter to the sponsor.

The Prescription Drug User Fee Act has established application review times for both NDAs and BLAs. For new drugs and biologics, FDA is to review and make a recommendation for approval within 12 months. For drugs and biologics designated as "priority," the review time is six months.

Once a drug or biologic is approved, the Company is required to maintain approval status of the products by providing certain safety and efficacy information at specified intervals. Additionally, the Company is required to meet other requirements specified by the FD&C Act including but not limited to the manufacture of products, labeling and promotional materials and the maintenance of other records and reports. Failure to comply with these requirements or the occurrence of unanticipated safety effects from the products during commercial marketing, could lead to the need for product recall, or FDA initiated action, which could delay further marketing until the products are brought into compliance. Similar laws and regulations apply in most foreign countries where these products are likely to be marketed.

Upon certain circumstances defined in the FD&C Act, certain products may be sold and distributed, in limited quantities, prior to receipt of final FDA approval. The Company believes that certain of its products may qualify for such treatment; however, there can be no assurance that FDA will allow such sales or distribution. FDA has established a process called the Treatment IND program which makes investigational drugs available for the treatment of patients with a serious or life-threatening disease. For investigational drugs to be eligible for a Treatment IND program, there can be no comparable or satisfactory alternative drug or therapy available to treat the particular disease in the intended patient population. In September 1995, FDA approved a Treatment IND program for ALT to be available as a treatment option to patients with mRCC who were not able to participate in ALT clinical trials. The Treatment IND also allows Cellcor to charge patients for the cost of the treatment. Cellcor has also received authorization from FDA for cost recovery related to the treatment of patients receiving ALT for mRCC under a compassionate use protocol. The only patients who are eligible to participate in this program are patients who have already received six or more treatments in a commercial or research setting. Cellcor was treating approximately 15 patients under this protocol at the end of 1996.

         Orphan Drug Act. The Orphan Drug Act is intended to provide incentives to manufacturers to develop and market drugs for rare diseases or conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation. A drug that receives orphan drug designation and is the first product to receive FDA marketing approval for a particular indication is entitled to orphan drug status, a seven-year exclusive marketing period in the U.S. for that indication. OncoScint CR/OV in its ovarian application, and ALT in its renal cell carcinoma application have been designated orphan drugs. Under the Orphan Drug Act, the FDA cannot approve any application by another party to market an identical product for treatment of an identical indication unless (i) such party has a license from the holder of orphan drug status, or (ii) the holder of orphan drug status is unable to assure an adequate supply of the drug. However, a drug that is considered by FDA to be different from a particular orphan drug is not barred from sale in the U.S. during such seven-year exclusive marketing period even if it receives marketing approval for the same product claim.

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

Competition

         The biopharmaceutical field is expected to continue to undergo rapid and significant technological change as well as consolidation. Potential competitors in the U.S. are numerous and include pharmaceutical, chemical, biotechnology, medical device companies and research institutions, many of which have substantially greater capital resources, marketing experience, research and development staffs and facilities than the Company. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than the Company to develop, refine and market products based on monoclonal antibody-based technology, immunotherapy, or on other technologies applicable to the diagnosis and treatment of cancer such as CT, MRI, and chemotherapeutic products. The Company is aware that several companies are engaged in the development of technology and products for targeted radioisotopic and drug delivery, and cellular and gene therapies. The Company understands that certain of these competitors are in the process of conducting human clinical trials, have filed applications for marketing approval by government agencies, or have received marketing approval by government agencies of certain products which will compete with the Company's diagnostic and therapeutic products. CYTOGEN is aware that one such company, Amersham International, is marketing a product for use in the treatment of bone pain for cancers which spread to bone, which is viewed as potential competition for Quadramet. The Company is also aware that Immumomedics is marketing a product for the diagnosis of recurrent colorectal cancer, which is viewed as potential competition for OncoScint CR/OV. Moreover, pursuant to its limited field of use license agreements, CYTOGEN has granted certain rights to its licensees to develop and market cancer therapy products which may compete directly with CYTOGEN's diagnostic and therapeutic products. CYTOGEN will receive royalties from any sale of such licensed products and CYTOGEN believes the information which presently is publicly available is insufficient to enable it to definitively evaluate the likely success of these competing products.

CYTOGEN depends principally upon its patented antibody-based linker technology, proprietary prostate antibody and its unique antigen (see "Research and Development -- PSMA") to compete with other firms engaged in commercial applications of antibody technology. For this reason, CYTOGEN has focused on those applications where it believes its technology will offer significant advantages over other existing technologies and its patents offer the most protection.

Customers

         In fiscal year 1996, the Company received 60% of its total product related, license and contract revenues from three (3) customers: DuPont Merck; Elan; and Medi-Physics, Inc., a chain of radiopharmacies (see Note 7 to the Consolidated Financial Statements).

Important Factors Regarding Forward Looking Statements

         Certain discussions set forth above regarding the Company's development and commercialization of its products and technologies are forward looking statements that are subject to risks and uncertainties. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following information is not intended to limit the characterization of other statements contained elsewhere in this Report as cautionary statements for such purpose.

The Company's FDA-approved products are "technique dependent", requiring a high degree of proficiency in nuclear imaging. In particular, the Company has determined that ProstaScint provides best results when used at specially trained and experienced imaging sites. Accordingly, ProstaScint images will be administered and interpreted only at PIE Sites where the technologists and the physicians have received specific ProstaScint imaging training. There can be no assurance that PIE Sites and ProstaScint will achieve market acceptance, that this marketing strategy for ProstaScint will be successful or will result in increased product related revenues resulting from sales of ProstaScint.

The Company has entered into arrangements with third parties to promote, market and distribute OncoScint CR/OV and ProstaScint, and Quadramet if and when approved for marketing by FDA. The Company will be dependent upon the expertise and dedication of sufficient resources by these distributors in marketing these products. There can be no assurance regarding the success of the Company's distributors in obtaining marketing approvals in additional foreign jurisdictions as required, in achieving milestones and achieving sales of products resulting in royalty and other payments to the Company.

The Company's currently proposed products are at an early stage of development and will require significant additional research and development efforts and a commitment of substantial funds prior to any possible commercialization, including extensive preclinical and clinical testing as well as lengthy regulatory clearance. Any delays, difficulties or failure to obtain regulatory approval for the Company's products, would impact the Company's results of operations. There can be no assurance that the Company's research and development efforts will be successful, that any of its potential products will prove to be safe and efficacious in clinical trials or that such efforts will result in commercially successful products.

In addition, the Company's currently proposed products are subject to, or the Company is seeking possible, research and development and licensing arrangements with third party collaborators. Therefore, the Company is and may be dependent upon the expertise and dedication of sufficient resources by third parties to develop and commercialize products based on the Company's technologies. Should a collaborative partner fail to develop or commercialize a product, the Company may not receive any future revenues from that product. There can be no assurance that any such development or commercialization would be successful.

Moreover, there can be no assurance that the Company will be able to establish additional collaborative or licensing arrangements, that any such arrangements or licenses will be timely and on terms favorable to the Company, or that current or future collaborative or licensing arrangements will ultimately be successful.

The Company does not make public forecasts regarding the timing or outcome of FDA-related activities. No assurance can be given regarding FDA approval of products currently under development or future products.

The Company's success will also be influenced by certain issues arising in connection with the Company's patent and proprietary technology and certain competitive factors. See "Patents and Proprietary Information" and "Competition."

Item 2.  Properties

         The Company's corporate headquarters is located in Princeton, New Jersey. CYTOGEN currently leases approximately 107,700 square feet of administrative, laboratory and manufacturing space in three locations in Princeton. The lease for its 56,900 square foot laboratory and manufacturing facility in Princeton will expire on February 28, 2003 and provides two 5-year renewal options. The lease for CYTOGEN's 31,400 square foot office space in Princeton will expire on June 15, 1997, subject to CYTOGEN's right to renew. In February 1997, CYTOGEN renewed this lease for 22,676 square feet of office space through August 2002. CYTOGEN also leases an additional 19,400 square feet at a third location in Princeton, under a lease which will expire in December 1999. This third location is used for laboratories and support for production of commercial product. CYTOGEN expects to remain in the Princeton area for the foreseeable future. As of December 31, 1996, the Company had invested approximately $10 million for improvements in these buildings it occupies.

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

                     EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company and their respective ages and positions with the Company as of March 1, 1997 are as follows:

         Name                               Age                        Position
         ----                               ---                        --------
Thomas J. McKearn                           48               Chairman, Chief Executive Officer and President

T. Jerome Madison                           56               Vice President, Finance, Chief Financial Officer
                                                             and Secretary

Robert J. Broeze                            44               Vice President, Operations

Jane M. Maida                               41               Corporate Controller

Graham S. May                               48               Vice President, Medical Affairs

Frederick M. Miesowicz                      48               Vice President and Vice President and General
                                                             Manager of Cellcor

John D. Rodwell                             50               Sr. Vice President and Chief Scientific Officer

Richard J. Walsh                            53               Vice President, Marketing and Commercial
                                                             Development

         All executive officers are elected annually by the Board of Directors. There is no family relationship among any of the executive officers or directors.

Business Experience

         Thomas J. McKearn joined CYTOGEN in July 1981 as Vice President, Research and Development. He has served as CYTOGEN's Chairman since May 1996, Chief Executive Officer since January 1994 and as President of CYTOGEN since September 1991. Dr. McKearn previously served as Executive Vice President of CYTOGEN from June 1990 to August 1991 and Senior Vice President, Scientific Affairs of CYTOGEN through June 1990. He has been a director of CYTOGEN since 1981. Dr. McKearn has also served as a director of Targon since 1996 and as President and a director of Cellcor since 1995. From 1978 until he joined CYTOGEN, Dr. McKearn was an Assistant Professor in the Department of Pathology at the University of Pennsylvania and Head of the Immunoprotein Laboratory at the Hospital of the University of Pennsylvania. He retains a position as Adjunct Associate Professor in the Department of Pathology at the University of Pennsylvania. Dr. McKearn is a member of the Scientific Advisory Board for Rider College. Dr. McKearn holds a B.A. degree from Indiana University, a Ph.D. degree in Immunology from the University of Chicago and an M.D. degree from the Pritzker School of Medicine at the University of Chicago.

         T. Jerome Madison joined CYTOGEN in October 1993 as Vice President, Finance, Chief Financial Officer and Secretary. He has been a director of CYTOGEN since December 1994. Mr. Madison has also served as Chief Financial Officer and a director of Targon, and as Chairman, President, Chief Executive Officer and Treasurer of Axcell since 1996, and as Vice President, Secretary and a director of Cellcor since 1995. He is the sole stockholder, and an officer and director of Somerset Central Corporation, a New Jersey corporation through which Mr. Madison provides his services to the Company. Previously, Mr. Madison served as President, Chief Executive Officer and General Partner of Montgomery Partners, a venture capital group, from 1991 to 1993 and as President, Chief Executive Officer and General Partner of Founders Court, also a venture capital group, from 1986 to 1991. Mr. Madison was Vice President for finance and administration of CYTOGEN from 1982 to 1986. Prior to first joining CYTOGEN, he served as Corporate Controller for Rorer Group Inc. (now Rhone-Poulenc Rorer). Mr. Madison holds a B.S. from The Wharton School of the University of Pennsylvania and an M.B.A. from Monmouth University. He is also a Certified Public Accountant.

         Robert J. Broeze joined CYTOGEN in May 1990 as Director, Pharmaceutical Development. He served as CYTOGEN's Director, Manufacturing, Senior Director, Manufacturing & Technical Operations and as Executive Director, Manufacturing & Technical Operations until February 1997, when he was promoted to Vice President, Operations. Prior to joining CYTOGEN, Dr. Broeze held the position of Director, Process Development at Collaborative Research, Inc., a development stage biotechnology company engaged in the development and manufacture of biomedical products for research, diagnostic and clinical use, from 1989 to 1990. Dr. Broeze holds B.S. and Ph.D. degrees in Biology from Rensselaer Polytechnic Institute.

         Jane M. Maida joined CYTOGEN in March 1997 as Corporate Controller. Before joining CYTOGEN, Ms. Maida served as Chief Financial and Information Officer for Mustard Seed, Inc., a behavioral health care company, from 1995. Prior to that position, she was Chief Financial Officer of Morphogenesis, Inc., a biotechnology focused on cellular immunology. From 1986 to 1994, Ms. Maida was Corporate Controller and Assistant Secretary for The Liposome Company, a biotechnology company. Ms. Maida holds a B.S. in Education from the University of Pennsylvania and a M.S. in Accounting from the State University of New York at Albany. She is also a Certified Public Accountant.

         Graham S. May joined CYTOGEN in January 1997 as Vice President, Medical Affairs. Most recently, he was a Principal in the Global Health Care Practice of Gemini Consulting Inc., an international management consultant company, from 1995 to 1996. Prior to that, Dr. May was with Pharmacia, U.S., for almost 10 years, first as Medical Director of the Hospital Products division, and finally as Executive Medical Director of Kabi Pharmacia, Inc. Dr. May has been a visiting scientist at the Clinical Trials Branch, National Heart, Lung, and Blood Institute at the National Institutes of Health. He holds undergraduate and medical degrees from Cambridge University, England, and is a member of the Faculty of Pharmaceutical Medicine.

         Frederick M. Miesowicz joined CYTOGEN in October 1995 as Vice President. He also serves as Vice President and General Manager of Cellcor. Prior to joining CYTOGEN, Dr. Miesowicz served as Cellcor's Senior Vice President of Scientific Affairs since October 1992. Dr. Miesowicz has an extensive background in cellular therapies. Prior to joining Cellcor, he managed the United States and European SteriCell Division of Terumo Medical Corp. and was with E.I. DuPont de Nemours & Company for over 14 years. In 1986, he assumed development responsibility for DuPont's cellular therapy business, working with the National Cancer Institute and others on ex vivo immunotherapies (lymphokine activated killer cells and tumor infiltrating lymphocytes for cancer). He holds a B.S. in Chemistry from Siena College and a Ph.D.in Chemistry from Harvard University.

         John D. Rodwell joined CYTOGEN in September 1981. He served as Director, Chemical Research, then as Vice President, Discovery Research from 1984 to 1989, and as Vice President, Research and Development from 1989 to July 1996, at which time he assumed his present responsibilities as Sr. Vice President and Chief Scientific Officer. Dr. Rodwell has also served as Chief Science Officer and a director of AxCell since 1996. From 1980 to 1981, Dr. Rodwell was a Research Assistant Professor and, from 1976 to 1980, he was a postdoctoral fellow, both in the Department of Microbiology at the University of Pennsylvania School of Medicine, where he currently is an Adjunct Associate Professor in the Department of Microbiology. Dr. Rodwell is a director and treasurer of the Diversity Biotechnology Consortium located in Sante Fe, New Mexico, which funds basic research in the area of molecular diversity. He holds a B.A. degree from the University of Massachusetts, an M.S. degree in Organic Chemistry from Lowell Technological Institute and a Ph.D. degree in Biochemistry from the University of California at Los Angeles.

         Richard J. Walsh joined CYTOGEN in June 1994 as Vice President, Corporate Development. He assumed his present responsibilities as Vice President, Marketing and Commercial Development in November 1996. Mr. Walsh served as Vice President of Biotechnology Acquisitions for American Cyanamid Company from 1992 to 1994. Prior to that position, for six years he was Vice President, Product Licensing and Technology Transfer at The Warner-Lambert Company. From 1967 through 1986, Mr. Walsh held a variety of domestic and international sales, marketing and licensing positions within Parke-Davis and its parent, The Warner-Lambert Company. Mr. Walsh holds a B.S. degree in Pharmacy from the University of Cincinnati.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         CYTOGEN Common Stock is traded on the NASDAQ National Market tier of The NASDAQ Stock Market under the trading symbol "CYTO."

         The table below sets forth the high and low sale prices for CYTOGEN Common Stock for each of the calendar quarters indicated, as reported by the NASDAQ National Market.

1995                                                               High              Low
----                                                               ----              ---
First Quarter..................................................    5-1/4             3-1/16
Second Quarter.................................................    5-1/4             2-15/16
Third Quarter..................................................    6-1/2             4-1/4
Fourth Quarter.................................................    5-15/16           3-17/32

1996
----

First Quarter..................................................    9-11/16           5-3/8
Second Quarter.................................................    9-1/16            5-15/16
Third Quarter..................................................    8-3/4             5-9/32
Fourth Quarter.................................................    6-13/16           4-5/8

         As of February 28, 1997 there were approximately 5,655 holders of record of the Common Stock.

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

         For information concerning the issuance of the shares of CYTOGEN's Series A Convertible Preferred Stock issued under Section 4(2) of the Securities Act, see "Business--Targon Corporation".

Item 6.   Selected Financial Data

      The following selected financial information has been derived from the financial statements of the Company for each of the five fiscal years in the period ended December 31, 1996, which have been audited by Arthur Andersen LLP, the Company's independent public accountants. The financial summaries set forth below should be read in conjunction with the financial statements, including the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information provided elsewhere in this report.

                                                             1996            1995            1994          1993       1992
                                                           -----------------------------------------------------------------
                                                                   (All amounts in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues                                                  $    5,730     $     4,985    $   2,458    $  10,354   $   13,367
                                                           ----------    ------------    ---------    ---------   ----------

Research and development                                      20,915          22,594       20,321       24,844       21,680
Selling and marketing                                          4,143           4,493        5,536        9,399        2,679
Acquisition of technology and marketing rights                     -          45,878        4,647            -            -
General and administrative                                     5,534           4,804        3,962        7,016        5,394
                                                           ----------    ------------    ---------    ---------   ----------
      Total Operating expenses                                30,592          77,769       34,466       41,259       29,753
                                                           ----------    ------------    ---------    ---------   ----------

      Loss from operations                                   (24,862)        (72,784)     (32,008)     (30,905)     (16,386)
Non-operating income (expense)                                 1,096             264         (798)       1,676        3,447
                                                           ----------    ------------    ---------    ---------   ----------

Net loss                                                     (23,766)        (72,520)     (32,806)     (29,229)     (12,939)
Dividends on preferred stock                                       -               -            -            -       (1,293)
                                                           ----------    ------------    ---------    ---------   ----------

Net loss to common stockholders                           $  (23,766)    $   (72,520)   $ (32,806)   $ (29,229)  $  (14,232)
                                                           ==========    ============    =========    =========   ==========
Net loss per common share                                 $    (0.49)    $     (2.11)   $   (1.38)   $   (1.38)  $    (0.75)
                                                           ==========    ============    =========    =========   ==========
Weighted average common shares outstanding                    48,401          34,333       23,822       21,121       18,994
                                                           ==========    ============    =========    =========   ==========

Consolidated Balance Sheets Data:

Cash, restricted cash and short term investments           $  34,681     $    29,135    $   7,700     $ 23,764    $  35,738
Total assets                                                  41,944          37,149       19,690       34,635       52,775
Long term liabilities                                          1,855           3,275        4,310          192          276
Redeemable common stock                                            -               -        2,000        2,000        2,000
Stockholders' equity                                          32,927          25,276        4,368       21,731       45,411

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         From time to time, as used herein, the term "Company" may include CYTOGEN Corporation ("CYTOGEN") and its wholly-owned and majority-owned subsidiaries Cellcor, Inc. ("Cellcor") and Targon Corporation ("Targon"), respectively, taken as a whole, where appropriate.

Results of Operations

         Background. To date, the Company's revenues have resulted primarily from (i) payments received from the sale of research and manufacturing services pursuant to agreements, (ii) fees generated from the licensing of its technology and marketing rights to its products, (iii) product related revenues on sales of its OncoScint products in the U.S. and Western Europe and (iv) the cost recovery related to the treatment of patients receiving autolymphocyte therapy ("ALT") for metastatic renal cell carcinoma ("mRCC") under a compassionate protocol and Treatment Investigational New Drug ("Treatment IND") program.

         Currently, sales of OncoScint CR/OV in both the U.S. and European markets are limited, in part, because OncoScint CR/OV is a "technique-dependent" product that requires a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. Since May 1994, CYTOGEN has been the sole marketer of OncoScint CR/OV in the U.S. In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding (Canada) Inc. ("Faulding") and CIS biointernational ("CISbio"), respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding is currently pursuing the necessary regulatory approvals in Canada. CISbio has relaunched OncoScint CR/OV in nine of the twelve European countries where the product has been approved for marketing, and is in the process of relaunching in the rest of the countries while initiating steps to obtain regulatory approvals for additional markets in accordance with the terms of the agreement.

         In October 1996, CYTOGEN received marketing approval from FDA for ProstaScint, its prostate cancer imaging product. In preparation for the launch of ProstaScint in February 1997, CYTOGEN has developed its Partners in Excellence ("PIE") or PIE(TM) Program by establishing a network of qualified nuclear medicine sites and physicians. Each site will be trained and certified in acquiring, processing and interpreting antibody-derived images. ProstaScint can be directed to such qualified sites, thus providing quality control and support. CYTOGEN has also signed an agreement (the "Co-Promotion Agreement") with C.R. Bard, Inc. ("Bard") to co-promote ProstaScint.

         Revenues. Total revenues were $5.7 million in 1996, $5.0 million in 1995 and $2.5 million in 1994. Product related revenues were $1.5 million, $1.4 million and $1.4 million in 1996, 1995 and 1994, respectively, and consisted primarily of domestic sales of OncoScint CR/OV.

         License and contract revenues for 1996, 1995 and 1994 were $4.2 million, $3.6 million and $1.0 million, respectively, and included milestone and up-front payments of $845,000 in 1996, $2.1 million in 1995 and $1.0 million in 1994. The 1996 milestone and up-front payments were derived primarily from Bard and CISbio. The 1995 milestone payments consisted primarily of $2.0 million from The Dow Chemical Company ("Dow"), which was received upon the Company's filing of the New Drug Application ("NDA") with FDA. In 1994, CYTOGEN received a $1.0 million up-front payment from The DuPont Merck Pharmaceutical Company ("DuPont Merck") upon its entering into an agreement (the "DP/Merck Agreement") with CYTOGEN to manufacture and market Quadramet in the U.S. See Note 5 to the Consolidated Financial Statements. Revenues from the sale of manufacturing and research services were $3.4 million in 1996 compared to $1.5 million in 1995 and $47,000 in 1994. The 1996 contract revenues consisted primarily of $1.5 million realized from DuPont Merck for continued clinical development of Quadramet and $1.3 million from Elan Corporation, plc and affiliated corporations (collectively, "Elan"). In 1995, CYTOGEN recorded $1.3 million of contract revenue from DuPont Merck. In 1994, CYTOGEN recorded an aggregate of $47,000 of contract revenues from Bracco Industria Chimica S.p.A and Chiron B.V. ("Chiron").

         Operating Expenses. Total operating expenses were $30.6 million in 1996, $77.8 million in 1995 and $34.5 million in 1994. The decrease from the prior year periods is largely attributable to the one-time non-cash charges of $45.9 million recorded in 1995 for acquisition of technology and marketing rights from CytoRad Incorporated ("CytoRad") and Cellcor and $4.6 million recorded in 1994 for acquisition of marketing and technology rights from Knoll Pharmaceuticals Company ("Knoll"), Chiron, and CytoRad. In addition, in 1995 and 1994, the Company recorded charges of $2.9 million and $1.1 million, respectively, for inventory writedowns of commercial inventory relating to OncoScint CR/OV. The 1996 operating expenses continued to reflect the Company's efforts to focus on its highest priority products and technology, which are (i) ProstaScint, (ii) Quadramet, (iii) OncoScint CR/OV, (iv) the GDL technology and
(v) ALT therapy for mRCC.

         Research and development expenses were $20.9 million in 1996, $22.6 million in 1995 and $20.3 million in 1994. These expenses principally reflect product development efforts and support for various ongoing clinical trials. During 1995 and 1994, the Company charged $2.9 million and $1.1 million, respectively, to research and development expenses for inventory writedowns of commercial inventory relating to OncoScint CR/OV.

         Selling and marketing expenses were $4.1 million in 1996, $4.5 million in 1995 and $5.5 million in 1994. The decrease from the prior year periods is primarily attributable to the reduction of promotional expenses associated with OncoScint CR/OV and in 1995, included the reduction of salaries and employee related expenses that resulted from the restructuring of CYTOGEN's sales force.

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

         General and administrative expenses were $5.5 million in 1996, $4.8 million in 1995 and $4.0 million in 1994. The increase from the prior year periods is primarily attributable to increased spending for professional and consulting services.

         Other Income/Expense. Net gains on investments for 1996 and 1995 were $1.5 million and $857,000, respectively, compared to a net loss of $470,000 in 1994. The increase from the prior year periods is due primarily to higher average cash and short term investment balances for the periods. The net loss in 1994 is attributable primarily to a $1.5 million loss recorded in 1994 as a result of the sale of government securities due to the rise in interest rates. This loss was partially offset by interest income of approximately $1.0 million in 1994.

         Interest expense was $451,000 in 1996, $593,000 in 1995 and $328,000 in
1994, and consisted primarily of imputed interest on liabilities associated with CYTOGEN's termination agreements with Knoll and Chiron.

         Net Loss. Net losses were $23.8 million, $72.5 million and $32.8 million in 1996, 1995 and 1994, respectively. Losses per share were $0.49, $2.11 and $1.38 in 1996, 1995 and 1994, respectively, on 48.4 million, 34.3 million and 23.8 million average shares outstanding in each year, respectively. As discussed above, the decrease from the prior year periods in the net loss and net loss per common share is primarily attributable to the charges to the statement of operations for the acquisition of technology and marketing rights. At December 31, 1996, the Company had outstanding (i) options to purchase up to 3.9 million shares of CYTOGEN common stock under its various stock option plans with exercise prices ranging from $0.83 to $18.33 per share and (ii) warrants to purchase 4.3 million shares of CYTOGEN common stock with exercise prices ranging from $8.00 to $18.87 per share. The loss per share calculation stated above does not take into account the shares issuable in connection with such options and warrants as their effect is antidilutive.

Liquidity and Capital Resources

         The Company's cash, restricted cash and short term investments were $34.7 million as of December 31, 1996, compared to $29.1 million as of December 31, 1995. The cash used for operating activities and purchases of property and equipment for 1996 were $25 million and $886,000, respectively, compared to $25.8 million and $595,000 used in the same period of 1995.

         Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, the sale of research and manufacturing services, fees paid under its license agreements and interest earned on its cash and short term investments.

         CYTOGEN Capital Stock. In January 1996, Fletcher Capital Markets, Inc. ("Fletcher") purchased an aggregate of 1.0 million shares of CYTOGEN common stock at an aggregate price of approximately $4.7 million, or $4.70 per share, pursuant to an option granted to Fletcher in May 1994, as amended.

         During 1996, CYTOGEN sold to a European institutional investor (i) 729,394 shares of common stock in April for an aggregate purchase price of $5.0 million, (ii) 913,909 shares of common stock in October for an aggregate purchase price of $5.0 million, and (iii) 776,791 shares of common stock in November for an aggregate purchase price of approximately $4.0 million.

         In September 1996, CYTOGEN sold 225,000 shares of common stock to Fletcher Fund, L.P., a Delaware limited partnership ("Fletcher Fund") for an aggregate price of $1.5 million or $6.529 per share, upon the exercise of a put right granted to CYTOGEN pursuant to an investment agreement, as amended in April 1996, between CYTOGEN and Fletcher Fund.

         In September 1996, at the time of the establishment of Targon (see Note 2 to the Consolidated Financial Statements), Elan purchased 932,535 shares of CYTOGEN common stock for $5 million and 1,000 shares of CYTOGEN's newly created Series A Convertible Preferred Stock for $15 million. Targon used $10 million of the proceeds of CYTOGEN's investment in Targon to acquire certain technology from Advanced Therapeutics Systems Ltd, an affiliate of Elan.

         Product Related Revenues. OncoScint CR/OV. To date, sales of OncoScint CR/OV have not been significant and are not expected to become a significant source of cash flow in 1997. In November 1994, the Company executed a termination agreement (the "Termination Agreement") with Knoll, pursuant to which the Company is required to pay to Knoll, over a four-year period and without interest, $3.0 million to reacquire all U.S. marketing rights to OncoScint CR/OV (the "U.S. Rights") and $5.0 million of liabilities previously incurred under the terms of a license, supply and marketing agreement (the "Knoll Agreement") executed in December 1991. The payment of this liability is made as follows: $3.1 million in 1995; $1.6 million in 1996; $1.6 million in 1997; and $1.7 million in 1998.

         In December 1994, CYTOGEN entered into a disengagement agreement (the "Disengagement Agreement") with Chiron to reacquire the exclusive marketing and distribution rights in Europe (the "European Rights") and purchase certain business assets relating to the European Rights. The resulting liability of CYTOGEN to Chiron will be paid over three years and without interest, as follows: $200,000 in 1995; $300,000 in 1996; and $377,000 in 1997. Payment is
secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company.

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

         ProstaScint. In August 1996, CYTOGEN entered into the Co-Promotion Agreement with Bard to market and promote ProstaScint, pursuant to which Bard will make payments upon the occurrence of certain milestones, which include expansion of co-marketing rights in selected countries outside the U.S. During the term of the Co-Promotion Agreement, Bard will receive performance-based compensation for its services.

         In October 1996, ProstaScint was approved for marketing by FDA. In connection with the ProstaScint launch in February 1997, CYTOGEN has developed the PIE Program (as described above) and significant resources could be required.

         ALT. Beginning October 1995, as a result of the Cellcor merger, the Company's product related revenues included the cost recovery related to the treatment of patients receiving ALT under a compassionate protocol, and in 1996 also included the cost recovery associated with the Treatment IND program.

         Research Services and Licenses. Pursuant to the terms of the DP/Merck Agreement between CYTOGEN and DuPont Merck, CYTOGEN will receive from DuPont Merck future payments of up to $1.4 million towards additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval, additional payments upon achievement of certain other milestones and payments based on sales, including guaranteed minimum payments. During 1996, CYTOGEN recorded $1.5 million in license and contract revenues from DuPont Merck. See Note 5 to the Consolidated Financial Statements.

         CYTOGEN acquired an exclusive license in the U.S. from Dow for Quadramet in 1993. This license was later amended in 1995 and 1996. See Note 6 to the Consolidated Financial Statements. The Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

         In December 1995, the Company and Elan entered into an agreement (the "Elan Agreement"), under which Elan will provide the funding necessary for the Company to fulfill its obligations under the research program, with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first sixteen months of the research program. During 1996, CYTOGEN recorded $1.3 million in contract revenues from Elan. See Note 3 to the Consolidated Financial Statements.

         The Company's capital and operating requirements, as described above, may further change depending upon several factors, including: (i) the amount of resources which the Company devotes to clinical evaluations and the establishment of manufacturing, marketing and sales capabilities; (ii) results of preclinical testing, clinical trials and research and development activities; and (iii) competitive and technological developments. The Company plans to continue to control spending and expects that its cash position at December 31, 1996 will be adequate to support the Company's operations into 1998.

         The Company's financial strategy is to meet its capital and operating requirements through revenues from existing products, the establishment of strategic marketing alliances and research and development partnerships, the acquisition, in-licensing and development of other technologies, products or services, subcontract manufacturing revenues, license and contract revenues, sale of equity securities as market conditions permit, interest income, and a continued commitment to control spending. Certain of these transactions may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing any product or technology and, if successful, may increase long term revenues. There can be no assurance as to the strategy's success or that any resulting funds will be sufficient to meet the Company's cash requirements through the time that product related resources are sufficient to cover the Company's operating expenses.

         The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the timing and results of clinical studies; (ii) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program; (iii) the profitability of its products; (iv) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates; (v) the ability to attract additional contract manufacturing customers; (vi) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (vii) the success of the Company's distributors in obtaining marketing approvals in Canada and in additional European countries, in achieving milestones and achieving sales of products resulting in royalties; and (viii) the Company's ability to access the capital markets in the future for continued funding of existing projects and for the pursuit of new projects.

Item 8.  Financial Statements and Supplementary Data

         The response to Item 8 is submitted as a separate section of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding the Company's Directors is incorporated by reference to the information contained under the captions "Nominees for Directors" and "Section 16(a) Benefical Ownership Reporting Compliance" in the Company's Proxy Statement. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

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

Item 13. Certain Relationships and Related Transactions

      Incorporated by reference to the information contained under the caption "Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Documents filed as a part of the Report:

   (1) and (2)

   The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

   (3) Exhibits -- Each management contract or compensatory plan or
       --------
       arrangement required to be filed as an exhibit hereto pursuant to Item 14(c) of this report is listed in Exhibit Nos. 10.8.1, 10.8.2, 10.8.3, 10.9.1, 10.9.2, 10.9.3, 10.9.4, 10.21, 10.27.1, 10.27.2, 10.31, 10.32,
       10.38 and 10.39 below.

     Exhibit No.
     ----------
     2.1          -     Agreement and Plan of Merger, dated November 15, 1994
                        among the registrant, CytoRad Acquisition Corp., a
                        wholly-owned subsidiary of the registrant, and CytoRad
                        Incorporated./17/

     2.2.1        -     Agreement and Plan of Merger, dated June 15, 1995 among
                        the registrant, Cellcor Acquisition Corp. (formerly
                        known as Small-C Acquisition Corp.), a wholly-owned
                        subsidiary of the registrant, and Cellcor, Inc./20/

     2.2.2        -     First Amendment to Agreement and Plan of Merger, dated
                        September 7, 1995 by and among the registrant, Cellcor
                        Acquisition Corp. and Cellcor, Inc./23/

     3.1.1        -     Restated Certificate of Incorporation of CYTOGEN
                        Corporation, as amended./27/

     3.1.2        -     Certificate of Designations, Powers, Preferences and
                        Rights of the Series A Convertible and Exchangeable
                        Preferred Stock of CYTOGEN Corporation./28/

     3.2          -     By-Laws of CYTOGEN Corporation, as amended./14/

     4.1          -     Specimen of Common Stock Certificate./5/

     10.1         -     Voting and Subscription Agreement, dated June 15, 1995
                        among the registrant,Cellcor Acquisition Corp. and the
                        entities listed on Schedule I thereto./21/

     10.2         -     Form of Registration Rights Agreement for Common Stock
                        between CYTOGEN Corporation and certain persons listed
                        on Schedule A thereto./22/

     10.3.1       -     Agreement effective as of June 2, 1983 between American
                        Cyanamid Company and CYTOGEN Corporation./1/


     10.3.2       -     First Amendment dated January 29, 1985 to License
                        Agreement between American Cyanamid Company and CYTOGEN
                        Corporation./1/

     10.4.1       -     Non-Exclusive License Agreement dated April 24, 1989
                        between Eli Lilly and Company and CYTOGEN
                        Corporation./7/

     10.4.2       -     Non-Exclusive License Agreement dated April 24, 1989
                        between Eli Lilly and Company S.A. and CYTOGEN
                        Corporation./7/

     10.4.3       -     Stock Purchase Agreement, dated as of August 22, 1989,
                        between Eli Lilly and Company and CYTOGEN
                        Corporation./6/

     10.5.1       -     Production and Supply Agreement, dated September 29,
                        1989, between CYTOGEN Corporation and Celltech
                        Limited./10/

     10.5.2       -     Amendment No. 1 to the Production and Supply Agreement,
                        dated September 15, 1991, between CYTOGEN Corporation
                        and Celltech Limited./11*/

     10.5.3       -     Agreement, dated November 7, 1991, between CYTOGEN
                        Corporation and Celltech Limited (the "Celltech
                        Agreement")./11*/

     10.5.4       -     Amendment No. 3 to the Production and Supply Agreement,
                        dated January 9, 1992, between CYTOGEN Corporation and
                        Celltech Limited./13*/

     10.5.5       -     Amendment No. 4 to the Production and Supply Agreement,
                        dated January 9, 1992, between CYTOGEN Corporation and
                        Celltech Limited./13*/

     10.5.6       -     Amendment No. 5 to the Production and Supply Agreement,
                        dated March 10, 1992, between CYTOGEN Corporation and
                        Celltech Limited./13*/

     10.5.7       -     Amendment No. 1 to the Celltech Agreement, dated March
                        9, 1992, between CYTOGEN Corporation and Celltech
                        Limited./13*/

     10.6.1       -     Lease Agreement, dated as of March 16, 1987, by and
                        between Peregrine Investment Partners I, as lessor, and
                        CYTOGEN Corporation, as lessee./2/

     10.6.2       -     Amendment, dated as of October 16, 1987, to Lease
                        Agreement between Peregrine Investment Partners I and
                        CYTOGEN Corporation./4/

     10.7.1       -     Lease Agreement, dated November 14, 1989 between College
                        Road Associates, Limited Partnership and CYTOGEN
                        Corporation./10/

     10.7.2       -     Lease Agreement, dated as of February 20, 1986, between
                        College Road Associates and CYTOGEN Corporation, as
                        amended on June 27, 1986./8/


     10.7.3       -     Lease Agreement, dated as of December 23, 1981, by and
                        between The Trustees of Princeton University and CYTOGEN
                        Corporation, as amended on March 27, 1986./8/

     10.7.4       -     Lease Agreement, dated as of November 26, 1991, between
                        College Road Associates, Limited Partnership and CYTOGEN
                        Corporation./11/

     10.8.1       -     1989 Employee Stock Option Plan./4/

     10.8.2       -     CYTOGEN Corporation Standard Form Employee Executive
                        Officer Incentive Stock Option Agreement./9/

     10.8.3       -     CYTOGEN Corporation Standard Form Employee Executive
                        Officer Non-Qualified Stock Option Agreement./9/

     10.9.1       -     1988 Stock Option Plan for Non-Employee Directors./4/

     10.9.2       -     Amendment to the CYTOGEN Corporation 1988 Stock Option
                        Plan for Non-Employee Directors dated May 22, 1996./27/

     10.9.3       -     CYTOGEN Corporation Standard Form Non-Employee Director
                        Non-Qualified Stock Option Agreement./9/

     10.9.4       -     CYTOGEN Corporation Standard Form 1992 Employee Non-
                        Qualified Stock Option Agreement./13/

     10.10        -     Standard Form of Indemnification Agreement entered into
                        between CYTOGEN Corporation and its officers, directors,
                        and consultants./6/

     10.11        -     1989 Stock Option Policy for Outside Consultants./6/

     10.12        -     Agreement, dated as of December 31, 1992, by and among
                        CYTOGEN Corporation, Unilever N.V., Unilever PLC,
                        Unilever UK Central Resources Ltd. and Unipath
                        Ltd./13*/

     10.13.1      -     License Agreement dated as of March 31, 1993 between
                        CYTOGEN Corporation and The Dow Chemical Company./12*/

     10.13.2      -     Amendment of the License Agreement between CYTOGEN
                        Corporation and The Dow Chemical Company dated September
                        5, 1995./26*/

     10.13.3      -     Second Amendment to the License Agreement between
                        CYTOGEN Corporation and The Dow Chemical Company dated
                        May 20, 1996./29*/

     10.14        -     Investment Agreement dated as of February 24, 1994
                        between CYTOGEN Corporation and Fletcher Capital
                        Markets, Inc./18/


     10.15.1      -     Amended and Restated Investment Agreement, dated as of
                        May 6, 1994, between CYTOGEN Corporation and Fletcher
                        Capital Markets, Inc./15/

     10.15.2      -     Amendment to the Option Agreement between CYTOGEN
                        Corporation and Fletcher Capital Markets, Inc. dated
                        August 10, 1995./22/

     10.15.3      -     Second Amendment to the Option Agreement between CYTOGEN
                        Corporation and Fletcher Capital Markets, Inc. dated
                        November 15, 1995./25/

     10.16.1      -     License Agreement by and between CYTOGEN Corporation and
                        The DuPont Merck Pharmaceutical Company./14*/

     10.16.2      -     Amendment to the License Agreement between CYTOGEN
                        Corporation and The DuPont Merck Pharmaceutical Company
                        dated March 29, 1996./26*/

     10.17        -     Agreement to Terminate License, Supply and Marketing
                        Agreement, dated as of November 1, 1994, between CYTOGEN
                        Corporation and Knoll Pharmaceutical Company./14/

     10.18        -     Letter Agreement, dated November 1, 1994, between
                        CYTOGEN Corporation and Knoll Pharmaceutical
                        Company./14/

     10.19        -     Disengagement Agreement, dated December 30, 1994,
                        between CYTOGEN Corporation and Chiron B.V./14*/

     10.20        -     1992 CYTOGEN Corporation Employee Stock Option Plan II,
                        as amended./14/

     10.21        -     Stock Compensation and Performance Option Agreement,
                        dated December 8, 1994, between CYTOGEN Corporation and
                        Dr. Thomas J. McKearn./14/

     10.22        -     License Agreement, dated March 10, 1993, between CYTOGEN
                        Corporation and The University of North Carolina at
                        Chapel Hill, as amended./19*/

     10.23        -     Option and License Agreement, dated July 1, 1993,
                        between CYTOGEN Corporation and Sloan-Kettering
                        Institute for Cancer Research./19*/

     10.24.1      -     Investment Agreement between CYTOGEN Corporation and
                        Fletcher Fund L.P. dated September 8, 1995./22/

     10.24.2      -     First Amendment to Investment Agreement between CYTOGEN
                        Corporation and Fletcher Fund, L.P. dated April 26,
                        1996./26/

     10.25        -     Technology Licensing and Service Agreement, dated
                        March 14, 1994, between Cellcor, Inc. and SRL, Inc./16/

     10.26        -     Lease Agreement between Cellcor, Inc. and Leon H. Cohen,
                        Trustee of 200 Wells Avenue Realty Trust, dated January
                        31, 1990, as amended./24/


     10.27.1  -    CYTOGEN Corporation 1995 Stock Option Plan. /25/

     10.27.2  -    Amendment No. 1 to the CYTOGEN Corporation 1995 Stock Option
                   Plan dated May 22, 1996. /27/

     10.28    -    Research and Development and Option Agreement, dated
                   December 14, 1995, between CYTOGEN Corporation and Elan
                   Corporation, plc. /25/*

     10.29    -    Distribution Agreement, dated December 22, 1995, between
                   CYTOGEN Corporation and Faulding (Canada) Inc. /25/*

     10.30    -    Distribution Agreement, dated January 16, 1996, between
                   CYTOGEN Corporation and CIS biointernational. /25/*

     10.31    -    Severance Agreement effective as of January 1, 1994 between
                   CYTOGEN Corporation and Thomas J. McKearn, M.D., Ph.D. /25/

     10.32    -    Description of Severance Agreement with Richard J. Walsh.
                   /25/

     10.33    -    Horosziewicz - CYTOGEN Agreement, dated April 20, 1989,
                   between CYTOGEN Corporation and Julius S. Horosziewicz, M.D.,
                   DMSe. /25/*

     10.34    -    Securities Purchase Agreement between CYTOGEN Corporation
                   and Elan International Services, Ltd., dated as of September 26, 1996. /28/

     10.35    -    Warrant to purchase CYTOGEN common stock, issued to Elan
                   International Services, Ltd., dated September 26, 1996. /28/

     10.36    -    Joint Development and Operating Agreement among CYTOGEN
                   Corporation, Elan Corporation, plc. and Targon Corporation dated September 26, 1996. /28/**

     10.37    -    Marketing and Co-Promotion Agreement between CYTOGEN
                   Corporation and C.R. BARD, Inc. effective August 1, 1996.
                   /28/**

     10.38    -    Employee Leasing Agreement between CYTOGEN Corporation and
                   Somerset Central Corporation dated September 26, 1996.

     10.39    -    Severance Agreement effective as of March 26, 1996 between
                   CYTOGEN Corporation and John D. Rodwell, Ph.D.

     21       -    Subsidiaries of CYTOGEN Corporation.

     23       -    Consent of Arthur Andersen LLP.

     27       -    Financial Data Schedule (submitted to SEC only in electronic format).

     99       -    Standard Form of Confidentiality Agreement (as executed by all officers and employees). /2/

----------------------

1 Filed as an exhibit to Form S-l Registration Statement (No. 35-5533) and incorporated herein by reference.

2 Filed as an exhibit to Form 10-K Annual Report for Year Ended January 2, 1988 (Commission File No. 0-14879) and incorporated herein by reference.

3 Filed as an exhibit to Form 10-K Annual Report for Year Ended December 31, 1988 (Commission File No. 0-14879) and incorporated herein by reference.

4 Filed as an exhibit to Form S-8 Registration Statement (No. 33-30595) and incorporated herein by reference.

5 Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-5533) and incorporated herein by reference.

6 Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-31280) and incorporated herein by reference.

7 Filed as an exhibit to Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (No. 33-31280) and incorporated herein by reference.

8 Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (No. 33-35430) and incorporated herein by reference.

9 Filed as an exhibit to Form 10-K Annual Report for the Year Ended December 29, 1990 (Commission File No. 0-14879) and incorporated herein by reference.

10 Filed as an exhibit to Amendment No. 1 to Form 10-K Annual Report for the Year Ended December 29, 1990 (Commission File No. 0-14879) and incorporated herein by reference.

11 Filed as an exhibit to Form 10-K Annual Report for the Year Ended December 28, 1991 (Commission File No. 0-14879) and incorporated herein by reference.

12 Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended July 3, 1993 (Commission File No. 0-14879) and incorporated herein by reference.

13 Filed as an exhibit to Form 10-K Annual Report for the Year Ended January 2, 1993 (Commission File No. 0-14879) and incorporated herein by reference.

14 Filed as an exhibit to Form S-4 Registration Statement (No. 33-88612) and incorporated herein by reference.

15 Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1994 (Commission File No. 0-14879), as amended, and incorporated herein by reference.

16 Filed as Exhibit 10.1 to Cellcor, Inc.'s Form 10-Q Quarterly Report for the quarter ended March 31, 1994 (Commission File No. 0-19823) and incorporated herein by reference.

17 Filed as an exhibit to Form 8-K dated November 15, 1994 (Commission File No. 0-14879) and incorporated herein by reference.

18 Filed as an exhibit to Form 10-K Annual Report for the year ended January 1, 1994 (Commission File No. 0-14879) and incorporated herein by reference.

19 Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1994 (Commission File No. 0-14879) and incorporated herein by reference.

20 Filed as an exhibit to Form 8-K dated June 15, 1995 (Commission File No. 0-14879) and incorporated herein by reference.

21 Filed as Annex B to the Joint Proxy Statement/Prospectus dated July 17, 1995 and incorporated herein by reference.

22 Filed as an exhibit to Form S-4 Registration Statement (No. 33-62617) and incorporated herein by reference.

23 Filed as Annex A to the Joint Proxy Statement/Prospectus constituting part of the Registration Statement on Form S-4 (No. 33-62617) and incorporated herein by reference.

24 Filed as Exhibit 10.09 to Cellcor, Inc.'s Form S-1 Registration Statement (No. 33-45448) and incorporated herein by reference.

25 Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1995 (Commission File No. 0-14879) and incorporated herein by reference.

26 Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1996 (Commission File No. 0-14879) and incorporated herein by reference.

27 Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (Commission File No. 0-14879) and incorporated herein by reference.

28 Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1996 (Commission File No. 0-14879) and incorporated herein by reference.

29 Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended June 30, 1996 (Commission File No. 0-14879) and incorporated herein by reference.

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

     (d)   Financial Statement Schedules:

            None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1997.

                                         CYTOGEN CORPORATION

                                         By: /s/ Thomas J. McKearn
                                             ---------------------
                                             Thomas J. McKearn
                                             Chairman, Chief Executive Officer
                                             and President


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




               Signature                                     Title                                            Date
               ---------                                     -----                                            ----
  /s/ Thomas J. McKearn                     Chairman, Chief Executive Officer and                    March 24, 1997
  ---------------------------                President (Principal Executive Officer)
      Thomas J. McKearn

  /s/ T. Jerome Madison                     Vice President, Chief Financial Officer,                 March 24, 1997
  ---------------------------                Secretary and Director (Principal
      T. Jerome Madison                      Financial and Accounting Officer)

                                            Director
  ---------------------------
      Charles E. Austin

  /s/ John E. Bagalay, Jr.                  Director                                                 March 24, 1997
  ---------------------------
      John E. Bagalay, Jr.

  /s/ Ronald J. Brenner                     Director                                                 March 24, 1997
  ---------------------------
      Ronald J. Brenner

  /s/ James A. Grigsby                      Director                                                 March 24, 1997
  ---------------------------
      James A. Grigsby

  /s/ Robert F. Hendrickson                 Director                                                 March 24, 1997
  ---------------------------
      Robert F. Hendrickson

  /s/ William C. Mills III                  Director                                                 March 24, 1997
  ---------------------------
      William C. Mills III

  /s/ Donald E. O'Neill                     Director                                                 March 24, 1997
  ---------------------------
      Donald E. O'Neill


                          Annual Report on Form 10-K

                      Fiscal Year Ended December 31, 1996

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

Form 10-K Item 14(a)(1) and (2) and Item 14(d)

CYTOGEN CORPORATION AND SUBSIDIARIES


(1)      Consolidated Financial Statements
         ---------------------------------

         The following consolidated financial statements of CYTOGEN Corporation and Subsidiaries together with the related notes and report of Arthur Andersen LLP, independent public accountants, are included in Item 8:


                                                                                                                 Page in
                                                                                                                 Form 10-K
                                                                                                                 ---------
Report of Independent Public Accountants........................................................................      43

Consolidated Balance Sheets as of December 31, 1996 and 1995 ...................................................      44

Consolidated Statements of Operations--Years Ended December 31, 1996, 1995
  and 1994......................................................................................................      45

Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1996
  1995 and  1994................................................................................................      46

Consolidated Statements of Cash Flows--Years Ended December 31, 1996, 1995
  and 1994......................................................................................................      47

Notes to Consolidated Financial Statements......................................................................      48


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To CYTOGEN CORPORATION:


   We have audited the accompanying consolidated balance sheets of CYTOGEN Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYTOGEN Corporation and Subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                            ARTHUR ANDERSEN LLP

Philadelphia, PA
  January 24, 1997

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (all amounts in thousands, except share data)


                                                                                                        December 31,
                                                                                                ----------------------------
                                                                                                    1996            1995
                                                                                                ----------------------------
Assets:
Current Assets:
   Cash and cash equivalents                                                                    $    20,296      $    27,551
   Short-term investments                                                                             4,469            1,201
   Restricted cash                                                                                    9,916              383
   Accounts receivable, net                                                                             439              284
   Inventories                                                                                          258              356
   Other current assets                                                                                 241              360
                                                                                                ------------     ------------
       Total current assets                                                                          35,619           30,135
                                                                                                ------------     ------------

Property and Equipment:
   Leasehold improvements                                                                            10,023            9,850
   Equipment and furniture                                                                            7,248            6,535
                                                                                                ------------     ------------
                                                                                                     17,271           16,385
   Less- Accumulated depreciation and amortization                                                  (12,455)         (10,923)
                                                                                                ------------     ------------
       Net property and equipment                                                                     4,816            5,462
                                                                                                ------------     ------------
Other Assets                                                                                          1,509            1,552
                                                                                                ------------     ------------
                                                                                                $    41,944      $    37,149
                                                                                                ============     ============

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts payable and accrued liabilities                                                     $     5,338      $     6,385
   Current portion of long-term liabilities                                                           1,824            2,213
                                                                                                ------------     ------------
       Total current liabilities                                                                      7,162            8,598
                                                                                                ------------     ------------
Long-Term Liabilities                                                                                 1,855            3,275
                                                                                                ------------     ------------
Commitments and Contingencies (Note 15)

Stockholders' Equity:
   Preferred stock, $.01 par value, 5,400,000 shares authorized -
       Series A Convertible Preferred Stock, $.01 par value, 1,000 shares
       authorized, issued and outstanding in 1996                                                       --               --
   Common stock, $.01 par value, 89,600,000 shares authorized, 51,079,000 and
       46,040,000 shares issued and outstanding in 1996 and 1995, respectively                          511              460
   Additional paid-in capital                                                                       284,527          253,122
   Unrealized (loss) gain on short-term investments                                                      (5)              34
   Accumulated deficit                                                                             (252,106)        (228,340)
                                                                                                ------------     ------------
       Total stockholders' equity                                                                    32,927           25,276
                                                                                                ------------     ------------
                                                                                                $    41,944      $    37,149
                                                                                                ============     ============

       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (all amounts in thousands, except per share data)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------------
                                                                         1996                 1995                  1994
                                                                      -------------------------------------------------------
Revenues:
   Product related                                                   $     1,507           $     1,377           $     1,411
   License and contract                                                    4,223                 3,608                 1,047
                                                                      -----------           -----------           -----------

                      Total Revenues                                       5,730                 4,985                 2,458
                                                                      -----------           -----------           -----------

Operating Expenses:
   Research and development                                               20,915                22,594                20,321
   Selling and marketing                                                   4,143                 4,493                 5,536
   Acquisition of technology and marketing rights                            --                 45,878                 4,647
   General and administrative                                              5,534                 4,804                 3,962
                                                                      -----------           -----------           -----------

                      Total Operating Expenses                            30,592                77,769                34,466
                                                                      -----------           -----------           -----------

                      Loss from Operations                               (24,862)              (72,784)              (32,008)

Gain (loss) on investments, net                                            1,547                   857                  (470)
Interest expense                                                            (451)                 (593)                 (328)
                                                                      -----------           -----------           -----------

Net Loss                                                             $   (23,766)          $   (72,520)          $   (32,806)
                                                                      ===========           ===========           ===========

Net Loss per Common Share                                            $     (0.49)          $     (2.11)          $     (1.38)
                                                                      ===========           ===========           ===========

Weighted Average Common Shares Outstanding                                48,401                34,333                23,822
                                                                      ===========           ===========           ===========



       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (All amounts in thousands, except share data)

                                                                                   Unrealized
                                            Series A                               Gain (Loss)
                                            Convertible               Additional      on            Accu-              Total
                                            Preferred     Common       Paid-in     Short-Term       mulated         Stockholders'
                                             Stock         Stock       Capital     Investments      Deficit            Equity
                                            -----------------------------------------------------------------------------------
Balance, January 1, 1994                   $     -      $    211    $  144,534     $      --     $   (123,014)      $    21,731

Issued 3,402,680 shares of common stock          -            34        14,382            --             --              14,416
Issued 197,942 shares of common stock
   per settlement of lawsuit                     -             2           998            --             --               1,000
Granted 10,000 shares of common stock            -           --             27            --             --                  27
Net loss                                         -           --             --            --          (32,806)          (32,806)
                                            -----------------------------------------------------------------------------------
Balance, December 31, 1994                       -           247       159,941            --         (155,820)            4,368

Issued 5,223,182 shares of common stock          -            52        21,477            --             --              21,529
Redemption of common stock                       -             3         1,372            --             --               1,375
Issued 10,748,800 shares of common stock in
   connection with the acquisitions of
   CytoRad Inc. and Cellcor Inc.                 -           107        50,802            --             --              50,909
Issued 5,144,388 shares of common stock in
   connection with a subscription offering       -            51        19,480            --             --              19,531
Granted 15,000 shares of common stock            -           --             50            --             --                  50
Unrealized gain on investments                   -           --             --            34             --                  34
Net loss                                         -           --             --            --          (72,520)          (72,520)
                                            -----------------------------------------------------------------------------------
Balance, December 31, 1995                       -           460       253,122            34         (228,340)           25,276

Issued 1,000 shares of preferred stock           -           --          4,854            --             --               4,854
Issued 5,029,402 shares of common stock          -            51        26,525            --             --              26,576
Granted 10,000 shares of common stock            -           --             26            --             --                  26
Unrealized loss on investments                   -           --           --             (39)            --                 (39)
Net loss                                         -           --           --              --          (23,766)          (23,766)
                                            -----------------------------------------------------------------------------------
Balance, December 31, 1996                 $     -      $    511    $  284,527     $      (5)    $   (252,106)      $    32,927
                                            -----------------------------------------------------------------------------------

         The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (All amounts in thousands)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                           --------------------------------------------------------
                                                                               1996                  1995                 1994
                                                                           --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                    $  (23,766)            $ (72,520)            $ (32,806)
                                                                           --------------------------------------------------------
Adjustments to Reconcile Net Loss to Cash Used for
 Operating Activities:
    Depreciation and Amortization                                                1,532                 1,546                 1,009
    Imputed Interest                                                               451                   593                   328
    Stock Grants                                                                    70                    78                    62
    Amortization of Deferred Charges                                               (17)                  (17)                 (110)
    Acquisition of Technology and Marketing Rights                                  --                45,878                 3,220
    Inventory Writedown                                                             --                 2,926                 1,074
    Changes in Assets and Liabilities, Net of Effect from Acquisitions:
         Accounts receivable, net                                                 (155)                 (255)                  (71)
         Receivable from CytoRad Incorporated                                       --                    --                   (62)
         Inventories                                                                98                   (82)                 (145)
         Other current assets                                                      119                   469                   238
         Other assets                                                               43                   291                  (327)
         Accounts payable and accrued liabilities                               (1,091)               (2,170)                  667
         Other liabilities                                                      (2,243)               (2,461)                 (722)
                                                                           -----------           -----------           -----------

                      Total adjustments                                         (1,193)               46,796                 5,161
                                                                           -----------           -----------           -----------

         Net cash used for operating activities                                (24,959)              (25,724)              (27,645)
                                                                           -----------           -----------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in Short Term Investments                                   (3,307)               (1,167)               19,690
(Increase) in Restricted Cash                                                   (9,533)                 (383)                   --
Purchases of Property and Equipment                                               (886)                 (595)               (2,835)
Net Cash Acquired in CytoRad Acquisition                                            --                10,455                    --
Net Cash Used to Acquire Cellcor Inc.                                               --                (3,463)                   --
                                                                           -----------           -----------           -----------
         Net cash provided by (used in) investing activities                   (13,726)                4,847                16,855
                                                                           -----------           -----------           -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                                          26,576                41,060                14,416
Proceeds from Issuance of Series A Preferred Stock                               4,854                    --                    --
Redemption of Common Stock                                                          --                  (332)                   --
                                                                           -----------           -----------           -----------
         Net cash provided by financing activities                              31,430                40,728                14,416
                                                                           -----------           -----------           -----------


Net (Decrease) Increase in Cash and Cash Equivalents                            (7,255)               19,851                 3,626
Cash and Cash Equivalents, Beginning of Year                                    27,551                 7,700                 4,074
                                                                           -----------           -----------           -----------
Cash and Cash Equivalents, End of Year                                      $   20,296            $   27,551            $    7,700
                                                                           ===========           ===========           ===========


       The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Business

     CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and marketing of products to improve diagnosis and treatment of cancer and other diseases. In October 1996, CYTOGEN received marketing approval from FDA for ProstaScint, CYTOGEN's prostate cancer diagnostic imaging product. In November 1995, FDA approved the PLA supplement for OncoScint CR/OV, expanding the approved indication to include repeat administration of the product. OncoScint CR/OV was initially approved by FDA in December 1992 but restricted to a single administration per patient. In August 1995, the NDA for Quadramet (or Samarium 153 EDTMP), CYTOGEN's treatment for the severe pain associated with cancer that spreads to the bone, was officially filed by FDA. In order to develop, manufacture and commercialize its products effectively, the Company will require additional financing.

     Operations of the Company are subject to certain risks and uncertainties including, but not limited to uncertainties related to product market acceptance and clinical trials, technological uncertainty, uncertainties of future profitability, access to capital, dependence on collaborative relationships and key personnel.

Basis of Consolidation

     The consolidated financial statements include the accounts of CYTOGEN and its wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Unless the context otherwise indicates, as used herein, the term "Company" refers to CYTOGEN and its subsidiaries, taken as a whole.

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

Short-Term Investments

     At December 31, 1996 and 1995, the Company's short term investments are classified as available for sale and are carried at fair value based on quoted market prices. Differences between an investment's amortized cost and fair value are charged directly to stockholders' equity, net of income taxes. Accordingly, a net unrealized loss of $5,000 has been recorded as separate components of stockholders' equity at December 31, 1996.

Restricted Cash

     In 1996, CYTOGEN and Elan created Targon, a new U.S.-based cancer company (see Note 2). Through this collaboration, CYTOGEN contributed its own funds to Targon and received funds from Elan which are restricted to use for Targon. At December 31, 1996, the aggregate amount of these funds totaled $9.9 million and are classified as restricted cash in the accompanying balance sheets.

Accounts Receivable

     As of December 31, 1996 and 1995, accounts receivable was net of an allowance for doubtful accounts of $546,000 and $536,000, respectively. The Company charged to expense $10,000 for a provision for doubtful accounts in both 1996 and 1995.

Inventory

      The Company's inventory is primarily related to OncoScint CR/OV. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of :


                                     1996                     1995
                                  -----------              ----------
     Raw Materials                $   74,000               $   46,000
     Finished Goods                  184,000                  310,000
                                  -----------              ----------
                                  $  258,000               $  356,000
                                  ===========              ==========

Property and Depreciation

     Equipment and furniture are stated at cost net of depreciation and a $215,000 reserve for idle equipment. Leasehold improvements are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Equipment and furniture are depreciated on a straight-line basis over five years. Expenditures for repairs and maintenance are expensed as incurred. For 1996, 1995 and 1994, repairs and maintenance expenses were $394,000, $274,000 and $382,000, respectively.

Other Assets

     Other assets consist primarily of undeveloped real property with a net book value of $1.3 million, which is valued at the lower of cost or market (see Note
9).

Revenue Recognition

     Product related revenues include product sales by CYTOGEN to its customers and distributors. Product sales are recognized upon shipment of finished goods. Product related revenues also include the recovery of costs associated with the treatment of patients who have received ALT for metastatic renal cell carcinoma under a compassionate protocol and Treatment IND program, based on the expected payments from third party payors and patients.

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

Research and Development

     Research and development expenditures consist of projects conducted by the Company and payments made to sponsored research programs and consultants. All research and development costs are expensed as incurred. Research and development expenditures for customer sponsored programs were $1.1 million, $200,000 and $29,000 in 1996, 1995 and 1994, respectively.

Patent Costs

     Patent costs are expensed as incurred.

Common Stock Outstanding

     As a result of the Cellcor merger, the issued and outstanding shares of Cellcor common stock and preferred stock ("Cellcor Shares") were converted into the right to receive shares of CYTOGEN common stock. As of December 31, 1996, certain holders of Cellcor Shares had not yet exchanged their Cellcor Shares for shares of CYTOGEN common stock. For accounting purposes, all Cellcor Shares were deemed exchanged for issued and outstanding shares of CYTOGEN common stock as of the date of the Cellcor merger (see Note 4).

Loss Per Share

     Net loss per common share is based upon the weighted average common shares outstanding during each period. Common stock equivalents and other potentially dilutive securities are not included as their effect is antidilutive.

Reclassification

     Certain reclassifications have been reflected in the 1994 and 1995 financial statements to conform with the 1996 presentation.

2.   TARGON CORPORATION:

     Targon was established in September 1996 pursuant to agreements between CYTOGEN and Elan. Targon is a majority-owned (99.75%) subsidiary of CYTOGEN. Elan purchased 932,535 shares of CYTOGEN common stock for $5 million and 1,000 shares of CYTOGEN's newly created Series A Convertible Preferred Stock for $15 million, which proceeds are being used to fund Targon. Targon used $10 million of these proceeds to acquire certain technology from Advanced Therapeutics Systems Ltd., an affiliate of Elan. The Series A Convertible Preferred Stock has a liquidation value of $5 million. Accordingly, for accounting purposes, the Company recorded the Series A Convertible Preferred Stock investment as a net capital contribution of $5 million. The Series A Convertible Preferred Stock of CYTOGEN held by Elan may, at Elan's option, be either (i) exchanged for a portion of the Company's interest in Targon which declines from 50% to 35%, depending on the time of exchange, but no later than September 30, 2001 or (ii) converted into shares of common stock of CYTOGEN. If Elan elects to exchange the Series A Convertible Preferred Stock for a portion of the Company's interest in Targon, then Elan will be entitled through March 31, 2003 to exercise a warrant to purchase up to 1 million shares of CYTOGEN common stock, at an exercise price per share which escalates from $8.40 to $14 over the life of the warrant. If Elan elects to convert the Series A Convertible Preferred Stock into CYTOGEN common stock, it will receive a number of shares which declines from 1,785,715 shares to 1,071,429 shares, depending on the time of conversion. If Elan exercises its conversion right, then the Company will retain its ownership interest in Targon. Elan must elect to exchange its Series A Convertible Preferred Stock no later than March 31, 2001. Any shares of Series A Convertible Preferred Stock not exchanged or converted by March 31, 2003 will be automatically converted into CYTOGEN common stock on that date. The Series A Convertible Preferred Stock has no special dividend rights, however if dividends are declared on CYTOGEN common stock, then holders of Series A Convertible Preferred Stock will be entitled to such dividends as they would have received had they converted their shares of Series A Convertible Preferred Stock into common stock immediately prior to the dividend. Each share of Series A Convertible Preferred Stock carries a liquidation value of $5,000 per share. In connection with the formation of Targon, the Company contributed certain technology to Targon.

3.   ELAN CORPORATION:

     In December 1995, CYTOGEN entered into the Elan Agreement with Elan under which both parties will implement a research program that combines CYTOGEN's GDL technology with Elan's drug delivery system technology to collaboratively develop orally administered products. Elan will provide the funding necessary for the Company to fulfill its obligations under the research program with aggregate payments for work performed by CYTOGEN not to exceed $1.5 million during the first 16 months of the research program. During 1996, CYTOGEN recorded $1.3 million in contract revenues from Elan. In January 1997, Elan has been granted the worldwide rights to certain oral drug delivery and other products derived from the collaboration.

4.   CELLCOR, INC. AND CYTORAD INCORPORATED:

     In October 1995, CYTOGEN completed its acquisition of Cellcor and the related subscription offering (the "Subscription Offering"). As a result, CYTOGEN issued (i) 4,713,564 shares of CYTOGEN common stock to acquire Cellcor (see Note 1) and (ii) 5,144,388 shares of CYTOGEN common stock in connection with the Subscription Offering raising a total of $20 million, and has reserved for issuance up to 606,952 shares of CYTOGEN common stock issuable upon the exercise of the options that were outstanding under the Cellcor employee stock option plans at the time of the merger. The transaction was accounted for by using the purchase method of accounting, whereby the Company recorded a one-time, non-cash charge of approximately $26.2 million for acquisition of technology rights to its statement of operations in 1995, representing the amount by which the purchase price exceeded the fair value of net assets acquired from Cellcor.

     In February 1995, CYTOGEN completed its acquisition of CytoRad, under which CYTOGEN exchanged for each outstanding CytoRad unit (i) 1.5 shares of CYTOGEN common stock, (ii) a warrant to acquire one share of CYTOGEN common stock which had expired on January 31, 1997 and (iii) a contingent value right ("CVR") to receive, under certain circumstances and at no additional cost, up to one-half share of CYTOGEN common stock. On February 29, 1996, the Company announced that the CVRs expired by their terms and were of no further value. Accordingly, the Company no longer had an obligation to issue shares of its common stock to holders of CVRs on January 31, 1997. As a result of the merger, the Company acquired $11.7 million of CytoRad's cash and securities, before payment of certain transaction costs. In addition, CYTOGEN recorded approximately $19.7 million for acquisition of technology and marketing rights as a charge to its statement of operations in 1995, representing the amount by which the purchase price exceeded the fair value of net assets acquired from CytoRad.

5.   DUPONT MERCK:

     Pursuant to the terms of the DP/Merck Agreement between CYTOGEN and DuPont Merck, CYTOGEN received from DuPont Merck an up-front cash payment of $1.0 million in December 1994, $4.0 million in January 1995 for the sale of 908,265 shares of CYTOGEN common stock to DuPont Merck and $1.3 million and $1.5 million in 1995 and 1996, respectively, to fund additional clinical programs to expand the use and marketing of Quadramet. The DP/Merck Agreement further provides for future payments of up to $1.4 million toward additional clinical programs, a $2.0 million milestone payment if and when Quadramet receives FDA approval, additional payments upon achievement of certain other milestones and payments based on sales, including guaranteed minimum payments.

6.   THE DOW CHEMICAL COMPANY:

     In 1993, CYTOGEN acquired from Dow an exclusive license in the U.S. for Quadramet. This license was amended in 1995 to expand the territory to include Canada and Latin America, and in 1996 to expand the field to include all osteoblastic diseases. In 1995, upon the filing of the NDA for Quadramet with FDA, the Company recorded a one-time licensing fee of $2.0 million from Dow for their use of Quadramet's NDA filing package. At the same time, the Company was required to pay to Dow $1.0 million. The Company will be required to pay to Dow $4.0 million if and when Quadramet receives FDA approval. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

7.   REVENUES FROM MAJOR CUSTOMERS:

     Customers who contributed 10% or more of the Company's total product related, license and contract revenues were as follows:


              Customer                                  1996              1995             1994
              --------                                  ----              ----             ----
     DuPont Merck (Note 5)                              27%               27%              41%
     Elan (Note 3)                                      23                 -                -
     Medi-Physics, Inc.                                 10                12                -
     Dow (Note 6)                                        -                39                -
     Knoll (Note 9)                                      -                 -               16

     Medi-Physics, Inc. is a chain of radiopharmacies.


8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:


                                                1996                  1995
                                             ---------              ---------
     Payroll                               $ 1,436,000            $ 1,267,000
     Accounts payable                        1,301,000              1,307,000
     Research contracts and materials        1,039,000                965,000
     Professional and legal                    376,000              1,487,000
     Other accruals                          1,186,000              1,359,000
                                           -----------            -----------
                                           $ 5,338,000            $ 6,385,000
                                           ===========            ===========


9.  LONG TERM LIABILITIES:


                                                1996                  1995
                                             ---------              ---------
     Due to Knoll                          $ 2,993,000            $ 4,237,000
     Due to Chiron                             343,000                785,000
     Capital lease obligations                 343,000                448,000
     Deferred charges                                -                 18,000
                                           -----------            -----------
                                             3,679,000              5,488,000
     Less:  Current portion                 (1,824,000)            (2,213,000)
                                           -----------            -----------
                                           $ 1,855,000            $ 3,275,000
                                           ===========            ===========


     CYTOGEN and Knoll entered into the Knoll Agreement for the co-promotion of OncoScint CR/OV in the U.S., under which CYTOGEN recorded $430,000 in co-promotion revenues in 1994. In November 1994, CYTOGEN executed the Termination Agreement with Knoll. Pursuant to the Termination Agreement, the Company has reacquired all the U.S. Rights, which were previously granted to Knoll. The resulting liability of CYTOGEN to Knoll will be paid over a four-year period and without interest, as follows: $3.1 million in 1995; $1.6 million in 1996; $1.6 million in 1997; and $1.7 million in 1998. In 1994, CYTOGEN recorded a non-recurring charge of $2.4 million for the reacquisition of the U.S. Rights. Imputed interest of $355,000, $521,000 and $328,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded in 1996, 1995 and 1994, respectively.

     In December 1994, the Company entered into the Disengagement Agreement with Chiron. Under the Disengagement Agreement, the Company reacquired the European Rights, which were previously granted to Chiron, and purchased certain business assets relating to the European Rights. The resulting liability of CYTOGEN to Chiron will be paid over three years and without interest, as follows: $200,000 in 1995, $300,000 in 1996 and $377,181 in 1997. Payment is secured by a mortgage covering approximately 11 acres of undeveloped real property owned by the Company in Ewing, New Jersey. This obligation is non-recourse to the Company. As a result of the reacquisition of the European Rights, CYTOGEN recorded a non-recurring charge of $800,000 in 1994. Imputed interest of $58,000 and $71,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded in 1996 and 1995, respectively.

     The Company leases certain equipment under capital leases which will expire on various dates through 2000. Property and equipment leased under non-cancelable capital leases have a net book value of $343,000 at December 31, 1996. Payments to be made under capital lease obligations (including interest of $48,000) are as follows: $132,000 in 1997, $126,000 in 1998, $119,000 in 1999
and $15,000 in 2000.

10.  COMMON STOCK:

     Under an option agreement granted to Fletcher in May 1994, as amended, the Company sold to Fletcher (i) 1.8 million shares of CYTOGEN common stock in August 1995, at an aggregate price of $7.3 million, or $4.058 per share, (ii) 500,000 shares of CYTOGEN common stock in November 1995, at an aggregate price of $2.3 million, or $4.696 per share, and (iii) an aggregate of 1.0 million shares of CYTOGEN common stock in January 1996, at an aggregate price of $4.7 million, or $4.70 per share.

     Pursuant to an investment agreement between the Company and Fletcher Fund, the Company sold to Fletcher Fund (i) 665,352 shares of CYTOGEN common stock in September 1995, for an aggregate purchase price of $2.7 million and (ii) 225,000 shares of CYTOGEN common stock in September 1996 for an aggregate price of $1.5 million, or $6.529 per share.

     In November 1995, the Company sold 1,256,565 shares of CYTOGEN common stock to a European institutional investor (the "Investor") in a private placement transaction pursuant to Regulation S of the Securities Act for an aggregate price of $5.0 million. The Company also sold to the Investor (i ) 729,394 shares of CYTOGEN common stock in April 1996 for an aggregate price of $5.0 million,
(ii) 913,909 shares of CYTOGEN common stock in October 1996 for an aggregate price of $5.0 million pursuant to a Stock Purchase Agreement between CYTOGEN and the Investor, dated as of August 27, 1996, as amended (the "Purchase Agreement"), and (iii) 776,791 shares of CYTOGEN common stock in November 1996 for an aggregate price of $4.0 million under the Purchase Agreement.

     See Notes 2, 4 and 5 for information related to CYTOGEN's issuance of common stock in connection with Targon, the Cellcor merger, CytoRad merger and DP/Merck Agreement.

11.  STOCK OPTIONS AND GRANTS:

     The Company has various stock option plans that provide for the issuance of incentive and non-qualified stock options to employees, non-employee directors and outside consultants, for which an aggregate of 6,370,500 shares of common stock have been reserved. The persons to whom options may be granted and the number, type, and terms of the options vary among the plans. Options are granted with an exercise term of 10 years and generally become exercisable in installments over periods of up to 5 years at an exercise price determined either by the plan or equal to the fair market value of the common stock at the date of grant. Under certain circumstances, vesting may accelerate. Activity under these plans was as follows:


                                              Number of            Price Range
                                               Shares               Per Share
                                              ---------            -----------
     Balance at January 1, 1994               1,687,310           $ 1.00 - 17.00
       Granted                                  778,080             2.44 -  6.19
       Exercised                                 (2,680)            1.00 -  3.88
       Cancelled                               (334,770)            3.88 - 17.00
                                              ---------

     Balance at December 31, 1994             2,127,940           $ 1.00 - 17.00
        Granted                               1,425,607             2.69 -  5.47
        Exercised                               (91,400)            1.00 -  3.88
        Cancelled                              (509,290)            2.69 - 17.00
                                              ---------

     Balance at December 31, 1995             2,952,857           $ 2.69 - 17.00
        Granted                               1,073,770             5.00 -  9.28
        Exercised                              (254,907)            2.69 -  7.50
        Cancelled                              (248,780)            2.69 -  7.50
                                              ---------

     Balance at December 31, 1996             3,522,940           $ 2.69 - 17.50
                                              =========


     At December 31, 1996, options to purchase 1,025,162 shares were exercisable and 2,803,888 shares were available for issuance of additional options that may be granted under the plans.

     In connection with the Cellcor merger (see Note 4), CYTOGEN reserved for issuance 606,952 shares of common stock that will become issuable upon the exercise of the Cellcor stock options. At December 31, 1996, 364,819 Cellcor stock options were outstanding at exercise prices ranging from $0.83 to $18.33 and 316,230 Cellcor stock options were exercisable.

     In 1996, 1995 and 1994, respectively, 10,000, 15,000 and 10,000 shares of common stock were granted to the officers of the Company. The expense related to these commitments to grant shares of stock is based upon the fair value of those shares on the date of the commitment and is recognized over the period beginning with such commitment and ending with the actual grant.

     The Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. The disclosure requirement of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock- Based Compensation," was adopted by the Company in 1996. Had compensation cost of the Company's common stock option plan been determined under SFAS No. 123, the Company's net loss would have been increased to the following pro forma amounts:


                                                    Year Ended December 31
                                                    ----------------------
                                                     1996            1995
                                                    ------          ------
     Net loss, as reported                       $(23,766,000)  $(72,520,000)
     Pro forma net loss                          $(26,023,000)  $(72,967,000)

     Net loss per common share, as reported            $(0.49)        $(2.11)
     Pro forma net loss per common share               $(0.54)        $(2.13)


     The average fair value of the options during 1996 and 1995 is estimated as $3.35 per share and $3.20 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1996 and 1995: dividend yield of zero, volatility of 70.72% and 69.57%, respectively, risk-free interest rate 5.90% and 6.04%, respectively, and an expected life of 5 years. Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation charge may not be representative of that to be expected in future years.

12.  RELATED PARTY TRANSACTIONS:

     Consulting services are provided under an agreement with a company owned by an officer of the Company, who is a member of the Board of Directors. The annual fees under the agreement were $230,000, $208,000 and $180,000 in 1996, 1995 and
1994, respectively.

13.   PENSION PLANS:

      The Company maintains a defined contribution pension plan. The contribution is determined by the Board of Directors each year and is based upon a percentage of gross wages of eligible employees. The plan provides for vesting over five years, with credit given for prior service. The Company also makes contributions under a 401(k) plan in amounts which match up to 50% of the salary deferred by the participants. Matching is capped at 6% of deferred salaries. Total pension expense was $328,000, $311,000 and $256,000 for 1996, 1995 and
1994, respectively.

14.   INCOME TAXES:

      As of December 31, 1996, CYTOGEN had federal net operating loss carryforwards of approximately $142 million. The Company also had federal and state research and development tax credit carryforwards of approximately $6 million. The net operating loss and credit carryforwards began to expire in 1995.

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

      Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                                                           1996               1995
                                                                                           ----               ----
Deferred tax assets:

   Net operating loss carryforwards                                                     $ 48,234          $  41,800
   Capitalized research and development expenses                                          25,900             19,300
   Research and development credit                                                         6,000              5,000
   Reacquisition of technology and marketing rights                                            0              1,500
   Inventory reserves                                                                          0              2,800
   Other, net                                                                                140                830
                                                                                        --------          ---------
     Total deferred tax assets                                                            80,274             71,230
     Valuation allowance for deferred tax assets                                         (80,274)           (71,230)
                                                                                        --------          ---------
       Net deferred tax assets                                                          $      -          $       -
                                                                                        ========          =========

      In 1995, CYTOGEN acquired CytoRad and Cellcor (see Note 4), both of which have net operating loss carryforwards totalling $10.0 million and $50.8 million, respectively. Due to Section 382 limitation, approximately $10 million of CytoRad and $12.2 million of Cellcor carryforwards may be available to offset future taxable income. A 100% valuation allowance was established on the acquisition dates as realization of these tax assets is uncertain.

15.   COMMITMENTS AND CONTINGENCIES:

      The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various times through 2003. Rent expense incurred on these leases was $1.8 million, $1.2 million and $1.2 million in 1996, 1995 and 1994, respectively. Minimum future obligations under the operating leases total $9.1 million as of December 31, 1996 and will be paid as follows: $1.8 million in 1997, $1.8 million in 1998, $1.8 million in 1999, $1.4 million in 2000, $1.2 million in 2001 and an aggregate of $1.1 million in 2002 through 2003.

      The Company is obligated to make minimum future payments under research and development contracts that expire at various times. As of December 31, 1996, the minimum future payments under contracts with fixed terms totalled $142,000 and will be paid as follows: $138,000 in 1997 and $4,000 in 1998. Under contracts whose expirations are not fixed, the annual minimum payments are $35,000 in

1997, $45,000 in 1998, $55,000 in 1999, $65,000 in 2000, $75,000 in 2001 and
thereafter. In addition, the Company is obligated to pay royalties on revenues from commercial products developed from the research, including certain guaranteed minimum payments.


                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                                           Sequentially
Number                  Description                                                               Numbered Page
------                  -----------                                                               -------------
10.38     Employee Leasing Agreement between CYTOGEN Corporation and Somerset Central
          Corporation dated September 26, 1996.                                                              59

10.39     Severance Agreement effective as of March 26, 1996 between CYTOGEN Corporation and John
          D. Rodwell, Ph.D.                                                                                  70

21        Subsidiaries of CYTOGEN Corporation                                                                76

23        Consent of Arthur Andersen LLP                                                                     78

27        Financial Data Schedule (Submitted to SEC only in electronic format)