Form 10-Q
period 1997-03-31
CYTOGEN CORP
filed 1997-05-13
CIK 725058

                   SECURITIES AND EXCHANGE COMMISSION                  CONFORMED
                         Washington, D.C. 20549                            COPY

                                   FORM 10-Q

                                  (Mark One)
          [X]   QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934

                 For the quarterly period ended March 31, 1997
                                                --------------

                                      OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934

   For the transition period from ___________________ to ___________________

                        Commission file number  0-14879
                                                -------

                              CYTOGEN CORPORATION
                              -------------------
            (Exact name of Registrant as specified in its charter)

           DELAWARE                                22-2322400
           --------                                ----------
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
                                              ---   ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                             Outstanding at April 29, 1997
        -----                             -----------------------------
Common Stock, $.01 par value                         51,127,313

PART I -  FINANCIAL INFORMATION
-------------------------------
Item I:  Consolidated Financial Statements

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (All amounts in thousands, except share data)
                                  (Unaudited)

                                                            MARCH 31,     DECEMBER 31,
ASSETS:                                                       1997            1997
                                                            ---------     ------------
CURRENT ASSETS:
  Cash and cash equivalents                                 $   4,596     $   20,296
  Short-term investments                                       12,490          4,469
  Restricted cash                                               9,664          9,916
  Accounts receivable, net                                      3,226            439
  Inventories                                                     237            258
  Other current assets                                            303            241
                                                            ---------     ----------

       Total current assets                                    30,516         35,619
                                                            ---------     ----------

PROPERTY AND EQUIPMENT:
  Leasehold improvements                                       10,135         10,023
  Equipment and furniture                                       7,335          7,248
                                                            ---------     ----------
                                                               17,470         17,271

  Less-Accumulated depreciation and amortization              (12,834)       (12,455)
                                                            ---------     ----------

        Net property and equipment                              4,636          4,816
                                                            ---------     ----------

OTHER ASSETS                                                    1,509          1,509
                                                            ---------     ----------

                                                            $  36,661     $   41,944
                                                            =========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                      7,676     $    5,338
  Current portion of long-term liabilities                      1,967          1,824
                                                            ---------     ----------

       Total current liabilities                                9,643          7,162
                                                            ---------     ----------

LONG-TERM LIABILITIES                                           1,751          1,855
                                                            ---------     ----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,400,000 shares
       authorized - Series A Convertible Preferred Stock,
       $.01 par value, 1,000 shares authorized, issued
       and outstanding in 1997 and 1996                             -              -
  Common stock, $.01 par value, 89,600,000 shares authorized,
       51,091,000 and 51,079,000 shares issued and outstanding
       in 1997 and 1996, respectively                             511            511
  Additional paid-in capital                                  284,589        284,527
  Unrealized (loss) on short-term investments                      (3)            (5)
  Accumulated deficit                                        (259,830)      (252,106)
                                                            ---------     ----------

       Total stockholders' equity                              25,267         32,927
                                                            ---------     ----------

                                                               36,661     $   41,944
                                                            =========     ==========

       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (All amounts in thousands, except per share data)
                                  (Unaudited)



                                           Three Months Ended March 31,
                                          ------------------------------

                                              1997              1996
                                          ------------------------------
REVENUES:
   Product related                        $       870       $       383
   License and contract                         2,984               815
                                          -----------       -----------

        Total Revenues                          3,854             1,198
                                          -----------       -----------

OPERATING EXPENSES:
   Research and development                     8,809             4,686
   Selling and marketing                        1,092               727
   General and administrative                   1,987             1,851
                                          -----------       -----------

        Total Operating Expenses               11,888             7,264
                                          -----------       -----------


            Loss from Operations               (8,034)           (6,066)

INTEREST INCOME                                   383               380
INTEREST EXPENSE                                  (73)             (114)
                                          -----------       -----------

NET LOSS                                  $    (7,724)      $    (5,800)
                                          ===========       ===========


NET LOSS PER COMMON SHARE                 $     (0.15)      $     (0.12)
                                          ===========       ===========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          51,088            46,899
                                          ===========       ===========

       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)
                                  (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------

                                                          1997             1996
                                                      ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $   (7,724)     $    (5,800)
                                                      ----------      -----------
Adjustments to Reconcile Net Loss to Cash Used for
  Operating Activities:
     Depreciation and Amortization                           379              423
     Imputed Interest                                         65              103
     Amortization of Deferred Charges                          -               (8)
     Stock Grants                                             14                -
     Changes in Assets and Liabilities:
          Accounts receivable, net                        (2,787)            (170)
          Inventories                                         21               39
          Other assets                                       (62)             110
          Accounts payable and accrued liabilities         2,380           (1,622)
          Other liabilities                                  (26)            (226)
                                                      ----------      -----------

                           Total adjustments                 (16)          (1,351)
                                                      ----------      -----------

     Net cash used for operating activities               (7,740)          (7,151)
                                                      ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of  Short Term Investments                      (8,019)          (3,928)
Decrease in Restricted Cash                                  252                -
Purchases of Property and Equipment                         (199)            (118)
                                                      ----------      -----------

     Net cash used for investing activities               (7,966)          (4,046)
                                                      ----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                         6            5,759
                                                      ----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (15,700)          (5,438)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            20,296           27,551
                                                      ----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $    4,596      $    22,113
                                                      ==========      ===========


          The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

     CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and marketing of products to improve diagnosis and treatment of cancer and other diseases. In March 1997, CYTOGEN received clearance from the U.S. Food and Drug Administration ("FDA") to market Quadramet(R), CYTOGEN's treatment for the severe pain associated with cancer that spreads to the bone. In October 1996, CYTOGEN received marketing approval from FDA for ProstaScint, CYTOGEN's prostate cancer diagnostic imaging product. OncoScint CR/OV was approved by FDA in December 1992 for single administration per patient and in November 1995, FDA approved repeat administration per patient.

Basis of Consolidation

     The consolidated financial statements include the accounts of CYTOGEN and its wholly-owned and majority-owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation. Unless the context otherwise indicates, as used herein, the term "Company" refers to CYTOGEN and its subsidiaries, taken as a whole.

Basis of Presentation

     These consolidated financial statements of CYTOGEN Corporation are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Cash and Cash Equivalent

     Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

Short-term Investments

     At March 31, 1997, the Company's short-term investments are classified as available for

                     CYTOGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


sale and are carried at fair value based on quoted market prices. Differences between an investment's amortized cost and fair value are charged directly to stockholders' equity, net of income taxes. Accordingly, a net unrealized loss of $3,000 has been recorded as a separate component of stockholders' equity at March 31, 1997.

Restricted Cash

     In 1996, CYTOGEN and Elan Corporation, plc and affiliated corporations (collectively, "Elan") created Targon Corporation ("Targon"), a U.S.-based cancer company. Through this collaboration, CYTOGEN contributed its own funds to Targon and received funds from Elan which are restricted to use for Targon. At March 31, 1997 and December 31, 1996, the aggregate amount of these funds totaled $9.7 million and $9.9 million, respectively, and are classified as restricted cash in the accompanying balance sheets.

Earnings Per Share (EPS)

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Early application is prohibited, although footnote disclosure of pro forma EPS amounts are required. Since the Company has incurred losses in both the three months ended March 31, 1997 and 1996, there is no difference between pro forma basic EPS and net loss per share as reported.

Reclassifications

     Certain reclassifications have been reflected in the 1996 financial statements to conform with the 1997 presentation.

2.   MILESTONE PAYMENTS/RECEIPTS:

     In March 1997, the Company received marketing clearance from FDA for Quadramet. As a result of the clearance CYTOGEN recorded a milestone payment of $2.0 million due from The DuPont Merck Pharmaceutical Company ("DuPont Merck"), for manufacturing and marketing rights to Quadramet, and also recorded a $4.0 million milestone payment due to The Dow Chemical Company ("Dow") for the exclusive license to Quadramet.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     From time to time, as used herein, the term "Company" may include CYTOGEN and its subsidiaries AxCell Biosciences Corporation, Cellcor, Inc. and Targon Corporation, taken as a whole, where appropriate.

     Background. In February 1997, CYTOGEN launched its second FDA-approved product, ProstaScint. In preparation for this launch, CYTOGEN has developed its Partners in Excellence ("PIE") or PIE/TM/ Program by establishing a network of qualified nuclear medicine sites and physicians. Each site is trained and certified in acquiring, processing and interpreting the antibody-derived images. ProstaScint is available only at such qualified sites, thus providing quality control and support. C.R. Bard, Inc. ("Bard") is marketing ProstaScint to urologists while CYTOGEN markets ProstaScint to the medical imaging community through its PIE Program. Both companies work together to market ProstaScint to managed care organizations.

     In March 1997, CYTOGEN received FDA marketing clearance for Quadramet, which is expected to be launched by DuPont Merck in May 1997. DuPont Merck will manufacture, market and distribute Quadramet in its oncological applications in the U.S., while CYTOGEN has the right to co-promote the product to nuclear medicine specialists.

Results of Operations

     Revenues. Total revenues for the three months ended March 31, 1997 were $3.9 million compared to $1.2 million recorded in the same period of 1996. The increase is primarily attributable to a $2.0 million milestone payment from DuPont Merck upon FDA clearance of Quadramet, and to increased product related revenues from sales of ProstaScint.

     For the three months ended March 31, 1997, product related revenues were $870,000 compared to $383,000 recorded for the same period of 1996. The 1997 product related revenues included primarily sales of ProstaScint which was launched in February 1997.

     License and contract revenues for the three months ended March 31, 1997 were $3.0 million compared to $815,000 recorded in the same period of 1996. The increase is primarily attributable to the milestone payment from DuPont Merck.

     Operating Expenses. Operating expenses for the three months ended March 31, 1997 were $11.9 million compared to $7.3 million recorded in the same period of 1996. The increase from the prior year period is largely attributable to a one-time $4.0 million milestone payment due The Dow Chemical Company upon FDA clearance of Quadramet. The current year operating expenses reflect the Company's objective to control spending and to focus its efforts on its highest priority products and technology, which are (i) ProstaScint, (ii) Quadramet,
(iii) OncoScint CR/OV, (iv) the Genetic Diversity Library technology and (v) the autolymphocyte therapy for metastatic renal cell carcinoma.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

     Research and development expenses for the three months ended March 31, 1997 were $8.8 million compared to $4.7 million recorded in the same period of 1996. These expenses principally reflect product development efforts and support for various ongoing clinical trials. The 1997 research and development expenses included $4.0 million milestone payment due Dow.

     Selling and marketing expenses for the three months ended March 31, 1997 were $1.1 million compared to $727,000 recorded in the same period of 1996. The increase from the prior year period is primarily attributable to expenses associated with the launch of ProstaScint, including expenses to establish the PIE Program.

     General and administrative expenses for the three months ended March 31, 1997 were $2.0 million compared to $1.9 million recorded in the comparable period of 1996. The increase from the prior year period is primarily attributable to increased general and administrative expenses.

     Other Income/Expense. Interest income for the three months ended March 31, 1997 increased slightly to $383,000 from $380,000 realized in the same period of the prior year. Interest expense for the three months ended March 31, 1997 was $73,000 compared to $114,000 recorded in the same period of 1996. The decrease from the prior year period is due to a lower outstanding debt balance in 1997.

     Net Loss. Net loss for the three months ended March 31, 1997 was $7.7 million compared to a net loss of $5.8 million incurred in the same period of 1996. The loss per common share was $0.15 on 51.1 million average shares outstanding compared to $0.12 on 46.9 million average shares outstanding for the same period in 1996. At March 31, 1997, the Company had outstanding (i) options to purchase up to 3.8 million shares of CYTOGEN common stock under its various stock option plans with exercise prices ranging from $0.83 to $18.33 per share; and (ii) warrants to purchase 260,000 shares of CYTOGEN common stock with an exercise price of $12.50 per share. The loss per share calculation stated above does not take into account the shares issuable in connection with such options and warrants as their effect is antidilutive.

Liquidity and Capital Resources

     The Company's cash, restricted cash and short term investments were $26.8 million as of March 31, 1997, compared to $34.7 million as of December 31, 1996 (see Note 1). The Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, the sale of research and manufacturing services, fees paid under its license agreements and interest earned on its cash and short term investments.

     OncoScint CR/OV. To date, sales of OncoScint CR/OV have not been significant and are not expected to become a significant source of cash flow in 1997. In 1994, the Company reacquired all U.S marketing rights to OncoScint from Knoll Pharmaceuticals Company ("Knoll") and is required to pay to Knoll the outstanding balance of the resulting liability as follows: $1.6 million in 1997 and $1.7 million in 1998. In that same year, the Company reacquired the exclusive marketing and distribution rights in Europe from Chiron B.V. ("Chiron") and is required to pay to Chiron the $377,000 outstanding balance from the resulting liability in 1997.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

     ProstaScint. Beginning in 1997, product related revenues included sales of ProstaScint. CYTOGEN is co-promoting ProstaScint with Bard. During the term of the co-promotion agreement, Bard will receive performance-based compensation for its services.

     Quadramet. With FDA clearance of Quadramet, the product is expected to be launched by DuPont Merck in May 1997. Pursuant to the terms of an agreement between CYTOGEN and DuPont Merck, in April 1997, CYTOGEN received a $2.0 million milestone payment from DuPont Merck in connection with FDA clearance of Quadramet. The agreement also provides for future payments of up to $1.0 million towards additional clinical programs, additional payments upon achievement of certain other milestones and payments based on sales, including guaranteed minimum payments.

     CYTOGEN acquired an exclusive license in the U.S., Canada and Latin America from Dow for Quadramet. In April 1997, the Company paid to Dow $4.0 million in connection with FDA clearance of Quadramet. The agreement provides for additional payments by the Company upon achievement of certain milestones and royalties on net sales of the product once commercialized, including guaranteed minimum payments.

     The Company's capital and operating requirements, as described above, may further change depending upon several factors, including: (i) the success of the Company and its strategic partners in manufacturing, marketing and commercialization of its products; (ii) the amount of resources which the Company devotes to clinical evaluations and the establishment of manufacturing, marketing and sales capabilities; (iii) results of preclinical testing, clinical trials and research and development activities; and (iv) competitive and technological developments. The Company plans to continue to control spending and expects that its cash position at March 31, 1997 will be adequate to support the Company's operations into 1998.

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

     The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following:
(i) the timing and results of clinical studies; (ii) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program; (iii) the acceptance by the majority of public and private insurance carriers to reimburse patients for the

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

Company's products; (iv) the profitability of its products; (v) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates; (vi) the ability to attract additional contract manufacturing customers; (vii) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (viii) the success of the Company's distributors in obtaining marketing approvals in Canada and in additional European countries, in achieving milestones and achieving sales of products resulting in royalties; and (ix) the Company's ability to access the capital markets in the future for continued funding of existing projects and for the pursuit of new projects.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 6  -   Exhibits and Reports on Form 8-K
------

          (a) Exhibits:

          27 - Financial Data Schedule (Submitted to SEC only in electronic format).

          (b) Reports on Form 8-K:

               None

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CYTOGEN CORPORATION



Date May 13, 1997                         By /s/ T. Jerome Madison
     -------------------                    --------------------------------
                                             T. JEROME MADISON
                                             Chief Financial Officer
                                              (Authorized Officer and Principal
                                               Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                         Sequentially
Number           Description                                    Numbered Page
------           -----------                                    -------------

27   -     Financial Data Schedule (Submitted to SEC only in
           electronic format).