Form 10-Q
period 1997-06-30
CYTOGEN CORP
filed 1997-08-06
CIK 725058

                      SECURITIES AND EXCHANGE COMMISSION               Conformed
                            Washington, D.C. 20549                          Copy

                                   FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997
                                         -------------

                                      OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________________ to _______________

                        Commission file number  0-14879
                                               ---------

                              CYTOGEN Corporation
                         ----------------------------
            (Exact name of Registrant as specified in its charter)

   Delaware                                                        22-2322400
-------------                                                    -------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No___.
                                              ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Class                                    Outstanding at July 28, 1997
------------------                            --------------------------------
Common Stock, $.01 par value                               51,137,263

PART I -  FINANCIAL INFORMATION
-------------------------------
Item I:  Consolidated Financial Statements

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (All amounts in thousands, except share data)
                                   (Unaudited)

                                                                                     June 30,                  December 31,
ASSETS:                                                                                1997                        1996
                                                                                ------------------           ----------------
Current Assets:
      Cash and cash equivalents                                                 $          10,153            $        20,296
      Short-term investments                                                                  -                        4,469
      Restricted cash                                                                       9,119                      9,916
      Accounts receivable, net                                                              1,419                        439
      Inventories                                                                             159                        258
      Other current assets                                                                    218                        241
                                                                                ------------------           ----------------

           Total current assets                                                            21,068                     35,619
                                                                                ------------------           ----------------

Property and Equipment:
      Leasehold improvements                                                               10,102                     10,023
      Equipment and furniture                                                               7,531                      7,248
                                                                                ------------------           ----------------
                                                                                           17,633                     17,271

      Less- Accumulated depreciation and amortization                                     (13,217)                   (12,455)
                                                                                ------------------           ----------------

            Net property and equipment                                                      4,416                      4,816
                                                                                ------------------           ----------------

Other Assets                                                                                1,509                      1,509
                                                                                ------------------           ----------------

                                                                                $          26,993            $        41,944
                                                                                ==================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
      Accounts payable and accrued liabilities                                  $           4,222            $         5,338
      Current portion of long-term liabilities                                              2,070                      1,824
                                                                                ------------------           ----------------

           Total current liabilities                                                        6,292                      7,162
                                                                                ------------------           ----------------

Long-Term Liabilities                                                                       1,687                      1,855
                                                                                ------------------           ----------------

Stockholders' Equity:
      Preferred stock, $.01 par value, 5,400,000 shares authorized Series A
           Convertible Preferred Stock, $.01 par value,
           1,000 shares authorized, issued and outstanding in 1997 and 1996                   -                         -
      Common stock, $.01 par value, 89,600,000 shares authorized,
           51,149,000 and 51,079,000 shares issued and outstanding
           in 1997 and 1996, respectively                                                     511                        511
      Additional paid-in capital                                                          284,777                    284,527
      Unrealized (loss) on short-term investments                                             -                           (5)
      Accumulated deficit                                                                (266,274)                  (252,106)
                                                                                ------------------           ----------------

           Total stockholders' equity                                                      19,014                     32,927
                                                                                ------------------           ----------------

                                                                                $          26,993            $        41,944
                                                                                ==================           ================



        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                   (Unaudited)


                                                  Three months Ended June 30,                      Six Months Ended June 30,
                                              -----------------------------------             ---------------------------------
                                                    1997                1996                      1997                1996
                                              ---------------      --------------             -------------      --------------
REVENUES:
   Product related                           $         1,331      $          359             $       2,201      $          742
   License and contract                                  837               1,194                     3,821               2,009
                                              ---------------      --------------             -------------      --------------
      Total Revenues                                   2,168               1,553                     6,022               2,751
                                              ---------------      --------------             -------------      --------------


OPERATING EXPENSES:
   Research and development                            5,678               4,640                    14,487               9,326
   Selling and marketing                               1,406               1,126                     2,498               1,852
   General and administrative                          1,754               1,342                     3,741               3,194
                                              ---------------      --------------             -------------      --------------
      Total Operating Expenses                         8,838               7,108                    20,726              14,372
                                              ---------------      --------------             -------------      --------------


      Loss from Operations                   $        (6,670)     $       (5,555)            $     (14,704)     $      (11,621)
                                              ---------------      --------------             -------------      --------------

INTEREST INCOME                                          299                 387                       682                 767
INTEREST EXPENSE                                         (73)               (111)                     (146)               (225)
                                              ---------------      --------------             -------------      --------------
NET LOSS                                     $        (6,444)     $       (5,279)            $     (14,168)     $      (11,079)
                                              ===============      ==============             =============      ==============


NET LOSS PER COMMON SHARE                    $         (0.13)     $        (0.11)                    (0.28)              (0.23)
                                              ===============      ==============             =============      ==============


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 51,129              47,825                    51,111              47,378
                                              ===============      ==============             =============      ==============



        The accompanying notes are an integral part of these statements.

                    CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                        ----------------------------------------
                                                                            1997                   1996
                                                                        ========================================
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                $      (14,168)        $      (11,079)
                                                                        ---------------        ---------------
Adjustments to Reconcile Net Loss to Cash Used for
   Operating Activities:
       Depreciation and Amortization                                               762                    761
       Imputed Interest                                                            130                    207
       Amortization of Deferred Charges                                             -                     (17)
       Stock Grants                                                                 28                     -
       Changes in Assets and Liabilities:
          Accounts receivable, net                                                (980)                  (311)
          Inventories                                                               99                     56
          Other assets                                                              23                     (8)
          Accounts payable and accrued liabilities                              (1,088)                (2,943)
          Other liabilities                                                        (52)                  (352)
                                                                      -----------------      -----------------

                     Total adjustments                                          (1,078)                (2,607)
                                                                      -----------------      -----------------

   Net cash used for operating activities                                      (15,246)               (13,686)
                                                                      -----------------      -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption (Purchases) of  Short Term Investments                                4,472                 (3,891)
Decrease in Restricted Cash                                                        797                     -
Purchases of Property and Equipment                                               (362)                  (533)
                                                                      -----------------      -----------------

   Net cash provided by (used for) investing activities                          4,907                 (4,424)
                                                                      -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                                             196                 10,932
                                                                      -----------------      -----------------

Net Decrease in Cash and Cash Equivalents                                      (10,143)                (7,178)

Cash and Cash Equivalents, Beginning of Period                                  20,296                 27,551
                                                                      -----------------      -----------------

Cash and Cash Equivalents, End of Period                              $         10,153       $         20,373
                                                                      =================      =================




        The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

     CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the discovery, development, manufacture and marketing of products to improve diagnosis and treatment of cancer and other diseases. In March 1997, CYTOGEN received clearance from the U.S. Food and Drug Administration ("FDA") to market the Quadramet(R) pain relief drug, CYTOGEN's treatment for the severe pain associated with cancer that spreads to the bone. In October 1996, CYTOGEN received marketing approval from FDA for the ProstaScint(R) imaging agent, CYTOGEN's prostate cancer diagnostic imaging product. OncoScint CR/OV(R) was approved by FDA in December 1992 for single administration per patient and in November 1995, FDA approved repeat administration per patient. All three products are currently available in the market place.

Basis of Consolidation

     The consolidated financial statements include the accounts of CYTOGEN and its wholly-owned and majority-owned subsidiaries, AxCell Biosciences Corporation ("AxCell"), Cellcor Inc. ("Cellcor") and Targon Corporation ("Targon"). Intercompany balances and transactions have been eliminated in consolidation. Unless the context otherwise indicates, as used herein, the term "Company" refers to CYTOGEN and its subsidiaries, taken as a whole.

Basis of Presentation

     These consolidated financial statements of CYTOGEN Corporation are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Restricted Cash

     In 1996, CYTOGEN and Elan Corporation, plc and affiliated corporations (collectively, "Elan") created Targon, a U.S.-based cancer company. Through this collaboration, CYTOGEN contributed its own funds to Targon and received funds from Elan which are restricted to use for Targon. At June 30, 1997 and December 31, 1996, the aggregate amount of these funds totaled $9.1 million and $9.9 million, respectively, and are classified as restricted cash in the accompanying balance sheets.

Earnings per Share (EPS)

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Early application is prohibited, although footnote disclosure of pro forma EPS amounts is required. Since the Company has incurred losses in the three and six month periods ended June 30, 1997 and 1996, there is no difference between pro forma basic EPS and net loss per share as reported.

Reclassifications

     Certain reclassifications have been reflected in the 1996 financial statements to conform with the 1997 presentation.

2.   MILESTONE PAYMENTS/RECEIPTS:

     In March 1997, the Company received marketing clearance from FDA for Quadramet. As a result of the clearance CYTOGEN recorded a milestone payment of $2.0 million from The DuPont Merck Pharmaceutical Company ("DuPont Merck"), for manufacturing and marketing rights to Quadramet, and also recorded a $4.0 million milestone payment to The Dow Chemical Company ("Dow") for the exclusive license to Quadramet.

3.   SUBSEQUENT EVENT:

     On July 21, 1997 Targon entered into an agreement with Elan pursuant to which Targon acquired an exclusive worldwide license for a controlled release oral morphine pain relief product (the "Oral Morphine Product"), for an up-front license fee of $7.5 million. CYTOGEN received from Elan $10.0 million in exchange for a three-year interest bearing note with principal due in full at the end of year three. Targon received $10.0 million from CYTOGEN in exchange for a three year interest bearing note with principal due in full at the end of year three to purchase the Oral Morphine Product and to provide working capital for product development. Additional payments may be due Elan by Targon in the future if and as certain milestones are met. As a result of the license agreement, the third quarter of 1997 CYTOGEN's 10-Q Statement of Operations will reflect the $7.5 million in product acquisition cost.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     From time to time, as used herein, the term "Company" may include CYTOGEN and its subsidiaries AxCell, Cellcor and Targon, taken as a whole, where appropriate.

     Background. In February 1997, CYTOGEN launched its second FDA-approved product, ProstaScint, a monoclonal antibody-based imaging agent developed to detect the presence and extent of metastatic prostate cancer. In connection with the launch, CYTOGEN has developed its PIE/TM/ (Partners in Excellence) accreditation program by establishing a network of qualified nuclear medicine sites and physicians. Each site is trained and certified in acquiring, processing and interpreting the antibody-derived images. As of July 28, 1997 there are 141 PIE sites in operation. ProstaScint is available only at such qualified sites, thus providing quality control and support. C.R. Bard, Inc. ("Bard") is currently marketing ProstaScint to urologists while CYTOGEN markets ProstaScint to the medical imaging community through its PIE Program. Both companies work together to market ProstaScint to managed care organizations.

     In June 1997, DuPont Merck launched into the market place CYTOGEN's third FDA-approved product, Quadramet, a treatment for the pain associated with bone metastases, a condition that occurs when cancer spreads to the bone. Since that time, hospitals and physicians have made applications to amend their federal and/or state licenses for radioactive products to include Quadramet, a process which varies state by state. Therefore, revenue from the sale of Quadramet is not likely to be meaningful until the second half of this year. DuPont Merck manufactures, markets and distributes Quadramet through its radiopharmaceuticals operations in the U.S.

Results of Operations

     Revenues. Total revenues for the three and six months ended June 30, 1997 were $2.2 million and $6.0 million, respectively, compared to $1.6 million and $2.8 million recorded in the same periods of 1996. The increase from the prior year periods is attributable to increased product related revenues from sales of ProstaScint. The 1997 year-to-date revenues were further increased by a $2.0 million milestone payment recorded in the first quarter of 1997 from DuPont Merck upon FDA clearance of Quadramet.

     For the three and six months ended June 30, 1997, product related revenues were $1.3 million and $2.2 million, respectively, compared to $359,000 and $742,000 recorded for the same periods of 1996. The increase from the prior year periods is attributable primarily to sales of ProstaScint which was launched in February 1997.

     License and contract revenues for the three and six months ended June 30, 1997 were $837,000 and $3.8 million, respectively, compared to $1.2 million and $2.0 million recorded in the same periods of 1996. The second quarter decrease from the prior year period is primarily attributable to lower contract revenue realized from Elan for a research program that combined CYTOGEN's technology with Elan's drug delivery system technology. The year-to-date increase from the prior year period is primarily attributable to the $2.0 million milestone payment from

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd)

DuPont Merck.

     Operating Expenses. Operating expenses for the three and six months ended June 30, 1997 were $8.8 million and $20.7 million, respectively, compared to $7.1 million and $14.4 million recorded in the same periods of 1996. The second quarter increase from the prior year period is attributable primarily to expenses associated with Targon and AxCell, two new strategic business units established during the second half of last year. The year-to-date increase from the prior year period is attributable primarily to a one-time $4.0 million milestone payment to Dow recorded in the first quarter of 1997 upon FDA clearance of Quadramet, and to Targon and AxCell related expenses. The current year operating expenses reflect the Company's objective to focus its efforts on its highest priority products and technology, which are (i) ProstaScint, (ii) Quadramet, (iii) the autolymphocyte therapy for metastatic renal cell carcinoma and (iv) the Genetic Diversity Library technology.

     Research and development expenses for the three and six months ended June 30, 1997 were $5.7 million and $14.5 million, respectively, compared to $4.6 million and $9.3 million recorded in the same periods of 1996. These expenses principally reflect product development efforts and support for various ongoing clinical trials. The second quarter increase from the prior year period is attributable primarily to expenses associated with Targon and AxCell. The year-to-date increase from the prior year period is attributable primarily to the aforementioned $4.0 million milestone payment to Dow, and to Targon and AxCell related expenses.

     Selling and marketing expenses for the three and six months ended June 30, 1997 were $1.4 million and $2.5 million, respectively, compared to $1.1 million and $1.9 million recorded in the same periods of 1996. The increase from the prior year periods is primarily attributable to expenses associated with the launch of ProstaScint, including expenses to establish the PIE Program.

     General and administrative expenses for the three and six months ended June 30, 1997 were $1.8 million and $3.7 million, respectively, compared to $1.3 million and $3.2 million recorded in the comparable periods of 1996. The increase from the prior year periods is primarily attributable to accruals for year-end merit awards which will normalize by year-end to prior year levels.

     Interest Income/Expense. Interest income for the three and six months ended June 30, 1997 were $299,000 and $682,000, respectively, compared to $387,000 and $767,000 realized in the same periods of the prior year. The decrease from the prior year periods is due primarily to lower cash and short term investment balances for the periods.

     Interest expense for the three and six months ended June 30, 1997 was $73,000 and $146,000, respectively, compared to $111,000 and $225,000 recorded in the same periods of 1996. The decrease from the prior year periods is due to lower outstanding debt balances in 1997.

     Net Loss. Net loss for the three months ended June 30, 1997 was $6.4 million compared to a net loss of $5.3 million incurred in the same period of 1996. The loss per common share was $0.13 on 51.1 million average shares outstanding compared to $0.11 on 47.8 million average shares outstanding for the same period in 1996. For the six months ended June 30, 1997, the net loss was $14.2 million compared to a $11.1 million loss recorded in the comparable period of the prior year. The loss per common share was $0.28 on 51.1 million average shares outstanding compared to $0.23

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

on 47.4 million average shares outstanding in 1996.

Liquidity and Capital Resources

     The Company's cash, restricted cash and short term investments were $19.3 million as of June 30, 1997, compared to $34.7 million as of December 31, 1996 (see Note 1). The Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, the sale of research and manufacturing services, fees paid under its license agreements and interest earned on its cash and short term investments.

     ProstaScint. Beginning in 1997, product related revenues included sales of ProstaScint. CYTOGEN is co-promoting ProstaScint with Bard. During the term of the co-promotion agreement, Bard will receive performance-based compensation for its services.

     Quadramet. With FDA clearance of Quadramet, the product was made available for purchase in late May, was launched by DuPont Merck in late June 1997 and reached the market place at the end of the quarter. Revenue from Quadramet sales is not likely to be meaningful until the second half of this year. Pursuant to the terms of an agreement between CYTOGEN and DuPont Merck, in April 1997, CYTOGEN received a $2.0 million milestone payment from DuPont Merck in connection with FDA clearance of Quadramet. The agreement also provides for future payments towards additional clinical programs, additional payments upon achievement of certain other milestones and payments based on sales, including guaranteed minimum payments.

     OncoScint CR/OV. In 1994, the Company reacquired all U.S marketing rights to OncoScint from Knoll Pharmaceuticals Company ("Knoll") and is required to pay to Knoll as follows: $1.6 million in 1997 which was paid on July 1, 1997 and $1.7 million in 1998. In that same year, the Company reacquired the exclusive marketing and distribution rights in Europe from Chiron B.V. ("Chiron") and is required to pay to Chiron in 1997 the $377,000 outstanding balance from the resulting liability.

     During the third quarter of 1997, Targon entered into an agreement with
Elan to purchase the Oral Morphine Product.   After the up-front license fee
payment to Elan, the agreement provides Targon with $2.5 million for product development. The three-year $10.0 million interest bearing note with Elan will be due in full at the end of year three. Additional payments may be due Elan by Targon in the future if and as certain milestones are met. See Note 3 to the Consolidated Financial Statements.

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

     The Company's capital and operating requirements may change depending upon several

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

factors, including: (i) the success of the Company and its strategic partners in manufacturing, marketing and commercialization of its products; (ii) the amount of resources which the Company devotes to clinical evaluations and the establishment of marketing and sales capabilities; (iii) results of preclinical testing, clinical trials and research and development activities; and (iv) competitive and technological developments.

     The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products, subcontract manufacturing, license and research contracts, and control of spending. To achieve its strategic objectives, the Company may enter into research and development partnerships, acquire, in-license and develop other technologies, products or services. To fund these activities, the Company may sell equity securities as market conditions permit. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. However, the Company believes that, if successful, such strategies may increase long term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product related revenues are sufficient to cover operating expenses. Based on the Company's current operating plan, it will require additional funding during the second half of 1997 and expects that it will be able to satisfy such needs through external sources of financing, although no assurance can be given that it will be able to do so. If necessary, the Company believes that it has the ability to reduce the required operating expenses so that it will have adequate cash flow to carry it into 1998.

     The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following:
(i) the timing and results of clinical studies; (ii) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program; (iii) the acceptance by the majority of public and private insurance carriers to reimburse patients for the Company's products; (iv) the profitability of its products; (v) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates; (vi) the ability to attract additional contract manufacturing customers; (vii) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product;
(viii) the success of the Company's distributors in obtaining marketing approvals in Canada and in additional European countries, in achieving milestones and achieving sales of products resulting in royalties; and (ix) the Company's ability to access the capital markets in the future for continued funding of existing projects and for the pursuit of new projects.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 4   -  Submission of Matters to the Vote of Security Holders
------

      On May 21, 1997, the Company held its annual meeting of stockholders to
      (i) elect directors, (ii) consider and act upon a proposal to adopt the CYTOGEN Corporation Employee Stock Purchase Plan totaling 500,000 shares,
      (iii) ratify the appointment of Arthur Andersen LLP as independent auditors, and (iv) transact such other business as might be brought before the meeting.

      The following tables set forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq National Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers ("broker non-votes"). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders' meeting. The election of directors is decided by a plurality of the votes cast. Therefore, votes that are withheld will have no effect on the outcome of the vote. Brokers generally have discretionary authority with respect to the election of directors. Adoption of the remaining proposals requires the affirmative vote of a majority of shares present in person or by proxy and entitled to vote. Abstentions are treated as votes cast and will have the same effect as a vote against the proposal; broker non-votes are not included in the vote totals and will have no effect on the vote.

(i)   Election of Directors:
                                                  Against or                         Broker
          Nominee                     For          Withheld      Abstentions       Non-Votes
          -------                     ---         ----------     -----------       ---------
          Charles E. Austin        46,484,568      591,227             0               0
          John E. Bagalay Jr.      46,510,781      565,014             0               0
          Ronald J. Brenner        46,502,133      573,662             0               0
          James A. Grigsby         46,484,879      590,916             0               0
          Robert F. Hendrickson    46,507,673      568,122             0               0
          Thomas J. McKearn        46,494,725      581,070             0               0
          William C. Mills III     46,506,077      569,718             0               0
          Donald E. O'Neill        46,464,802      610,993             0               0

      (ii)   Adopt the CYTOGEN Corporation Employee Stock Purchase Plan:

                                                  Against or                         Broker
                                      For          Withheld      Abstentions       Non-Votes
                                      ---         ----------     -----------       ---------
                                   41,533,614     3,384,655         894,565        1,262,961

      (iii)  Appointment of Arthur Andersen LLP as independent auditors:

                                                  Against or                         Broker
                                      For          Withheld      Abstentions       Non-Votes
                                      ---         ----------     -----------       ---------
                                   46,617,103    233,439          225,253                  0

      (iv)  No other business was transacted at the meeting.


Item 6  -   Exhibits and Reports on Form 8-K
------

            (a) Exhibits:


            10.1- License Agreement between Targon Corporation and Elan Corporation, plc dated July 21, 1997. Filed herewith.*

            10.2- Note Purchase Agreement between CYTOGEN Corporation and Elan International Services, Ltd. dated July 21, 1997. Filed herewith.

            10.3- Note Purchase Agreement between CYTOGEN Corporation and Targon Corporation dated July 21, 1997. Filed herewith.

            27 - Financial Data Schedule (Submitted to SEC only in electronic format).

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


                                         CYTOGEN CORPORATION



Date August 6, 1997                      By /s/ T. Jerome Madison
     ------------------------------        ------------------------
                                            T. Jerome Madison
                                            Chief Financial Officer
                                            (Authorized Officer and Principal
                                             Financial Officer)