Form 10-Q
period 1997-09-30
CYTOGEN CORP
filed 1997-11-14
CIK 725058

                SECURITIES AND EXCHANGE COMMISSION      Conformed
                      Washington, D.C. 20549               Copy

                            FORM 10-Q

          (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

                                OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------

                 Commission file number  0-14879
                                        ---------

                        CYTOGEN Corporation
                 --------------------------------
      (Exact name of Registrant as specified in its charter)

   Delaware                                                     22-2322400
---------------                                               -------------
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
                          ---   ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Class                                   Outstanding at November 6, 1997
-----------------                         -------------------------------
Common Stock, $.01 par value                           51,169,605

PART I -  FINANCIAL INFORMATION
-------------------------------
Item I:  Consolidated Financial Statements

                  CYTOGEN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
           (All amounts in thousands, except share data)
                             (Unaudited)

                                                              September 30,     December 31,
ASSETS:                                                            1997              1996
                                                             ---------------    -------------
Current Assets:
  Cash and cash equivalents                                 $        4,873    $       20,296
  Short-term investments                                               -               4,469
  Restricted cash                                                   11,145             9,916
  Accounts receivable, net                                           3,099               439
  Inventories                                                          106               258
  Other current assets                                                 418               241
                                                            ----------------  ---------------
       Total current assets                                         19,641            35,619
                                                            ----------------  ---------------

Property and Equipment:
  Leasehold improvements                                            10,117            10,023
  Equipment and furniture                                            7,700             7,248
                                                            ----------------  ---------------
                                                                    17,817            17,271

  Less- Accumulated depreciation and amortization                  (13,600)          (12,455)
                                                            ----------------  ---------------
        Net property and equipment                                   4,217             4,816
                                                            ----------------  ---------------
Other Assets                                                         1,562             1,509
                                                            ----------------  ---------------
                                                            $       25,420    $       41,944
                                                            ================  ===============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable and accrued liabilities                  $        6,042    $        5,338
  Current portion of long-term liabilities                           2,050             1,824
                                                            ----------------  ---------------

       Total current liabilities                                     8,092             7,162
                                                            ----------------  ---------------
Long-Term Liabilities                                               10,201             1,855
                                                            ----------------  ---------------
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,400,000 shares
     authorized - Series A Convertible Preferred Stock,
     $.01 par value, 1,000 shares authorized, issued and
     outstanding in 1997 and 1996                                        -                 -
  Common stock, $.01 par value, 89,600,000 shares authorized,
     51,160,000 and 51,079,000 shares issued and outstanding
     in 1997 and 1996, respectively                                    511               511
  Additional paid-in capital                                       284,814           284,527
  Unrealized (loss) on short-term investments                            0                (5)
  Accumulated deficit                                             (278,198)         (252,106)
                                                            ----------------  ---------------
       Total stockholders' equity                                    7,127            32,927
                                                            ----------------  ---------------
                                                            $       25,420    $       41,944
                                                            ===============   ===============


              The accompanying notes are an integral part of these statements.

                       CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                   (Unaudited)



                            Three Months Ended Sept. 30,      Nine Months Ended Sept. 30,
                            ----------------------------      ---------------------------
                                1997            1996              1997           1996
                            ------------    ------------      ------------   ------------      ----
REVENUES:
  Product related            $    3,159     $      393       $    5,360     $    1,135
  License and contract            1,013            795            4,834          2,804
                             -----------    -----------      -----------    -----------
     Total Revenues               4,172          1,188           10,194          3,939

                             -----------    -----------      -----------    -----------

OPERATING EXPENSES:
  Research and development        5,280          4,736           19,767         14,062
  Acquisition of product right    7,500              -            7,500              -
  Selling and marketing           1,180            945            3,678          2,797
  General and administrative      2,155          1,276            5,896          4,468
                             -----------    -----------      -----------    -----------
    Total Operating Expenses     16,115          6,957           36,841         21,327
                             -----------    -----------      -----------    -----------

    Loss from Operations     $  (11,943)    $   (5,769)      $  (26,647)    $  (17,388)
                             -----------    -----------      -----------    -----------
INTEREST INCOME                     223            313              905          1,079
INTEREST EXPENSE                   (204)          (116)            (350)          (342)
                            ------------    -----------      -----------    -----------
NET LOSS                     $  (11,924)    $   (5,572)      $  (26,092)    $  (16,651)
                            ============    ===========      ===========    ===========

NET LOSS PER COMMON SHARE    $    (0.23)    $    (0.12)      $    (0.51)    $    (0.35)
                            ============    ===========      ===========    ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING              51,152         48,358           51,124         47,703
                            ============    ===========      ===========    ===========

             The accompanying notes are an integral part of these statements.

                           CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (All amounts in thousands)
                                         (Unaudited)

                                                              Nine Months Ended September 30,
                                                              -------------------------------
                                                                   1997               1996
                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                    $     (26,092)      $    (16,651)
                                                            --------------      -------------
Adjustments to Reconcile Net Loss to Cash Used for
   Operating Activities:
      Depreciation and Amortization                                 1,145              1,135
      Imputed Interest                                                195                310
      Amortization of Deferred Charges                                  -                (17)
      Stock Grants                                                     42                  -
      Changes in Assets and Liabilities:
         Accounts receivable, net                                  (2,660)              (243)
         Inventories                                                  152                 86
         Other assets                                                (230)               (89)
         Accounts payable and accrued liabilities                     718             (2,851)
         Other current liabilities                                     31               (389)
                                                           ---------------      -------------
                    Total adjustments                                (607)            (2,058)
                                                           ---------------      -------------
      Net cash used for operating activities                      (26,699)           (18,709)
                                                           ---------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption (Purchases) of Short Term Investments                    4,474             (4,813)
(Increase) Decrease in Restricted Cash                             (1,229)            (9,467)
Purchases of Property and Equipment                                  (546)              (614)
                                                           ---------------      -------------
      Net cash provided by (used for) investing activities          2,699            (14,894)
                                                           ---------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                                231             17,370
Proceeds from Issuance of Series A Preferred Stock                      -              4,850
Proceeds from Note Payable                                         10,000                  -
Payment of Long Term Debt                                          (1,654)            (1,690)
                                                           ---------------      -------------
      Net cash provided by financing activities                     8,577             20,530
                                                           ---------------      -------------
Net Decrease in Cash and Cash Equivalents                         (15,423)           (13,073)

Cash and Cash Equivalents, Beginning of Period                     20,296             27,551
                                                           ---------------      -------------
Cash and Cash Equivalents, End of Period                   $        4,873       $     14,478
                                                           ===============      =============

           The accompanying notes are an integral part of these statements.

                        CYTOGEN CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

       CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the development, manufacture and commercialization of products for the targeted delivery of diagnostic and therapeutic substances directly to disease sites. In March 1997, CYTOGEN received clearance from the U.S. Food and Drug Administration ("FDA") to market the Quadramet,
CYTOGEN's product for the relief of pain due to cancer that has spread to the bone. In October 1996, CYTOGEN received marketing approval from FDA for the ProstaScint imaging agent, CYTOGEN's prostate cancer diagnostic imaging product. In December 1992, FDA approved OncoScint CR/OV imaging agent, CYTOGEN's colorectal and ovarian cancer specific diagnostic imaging product, for single administration per patient. In November 1995, FDA approved an expanded indication allowing for repeat administration of OncoScint CR/OV. All three products are currently available in the market place.

Basis of Consolidation

       The consolidated financial statements include the accounts of CYTOGEN and its subsidiaries, AxCell Biosciences Corporation ("AxCell"), Cellcor Inc. ("Cellcor") and Targon Corporation ("Targon"). Intercompany balances and transactions have been eliminated in consolidation. Unless the context otherwise indicates, as used herein, the term "Company" refers to CYTOGEN and its subsidiaries, taken as a whole.

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

                        CYTOGEN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


Cash and Cash Equivalents

       Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

Restricted Cash

       In 1996, CYTOGEN and Elan Corporation, plc and affiliated corporations (collectively, "Elan") created Targon, a U.S.-based cancer company. Targon was initially funded by CYTOGEN with the proceeds of equity investments CYTOGEN received from Elan which were contractually restricted in use for Targon. In July 1997, Targon received $10.0 million from CYTOGEN in exchange for a three year interest bearing note (see Note 3), of which $7.5 million was used to purchase from Elan Morphelan, an oral once-daily, controlled-release formulation of morphine sulfate which would be studied by Targon as an analgesic therapy for moderate to severe pain. The remaining $2.5 million is to be used by Targon as working capital for product development of Morphelan.

        At September 30, 1997 and December 31, 1996, the aggregate amount of restricted cash totaled $11.1 million and $9.9 million, respectively.

Earnings per Share (EPS)

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by the weighted average shares outstanding. Early application of SFAS No. 128 is prohibited, although footnote disclosure of pro forma EPS amounts is required. Since the Company has incurred losses in the three and nine month periods ended September 30, 1997 and 1996, there is no difference between pro forma basic EPS and net loss per share as reported.

Reclassifications

   Certain reclassifications have been reflected in the 1996 financial statements to conform with the 1997 presentation.

2. QUADRAMET RELATED REVENUES/EXPENSES:

   In March 1997, the Company received marketing clearance from FDA for Quadramet. As a result of the clearance CYTOGEN recorded a milestone payment of

                        CYTOGEN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


$2.0 million from The DuPont Merck Pharmaceutical Company ("DuPont Merck"), for manufacturing and marketing rights to Quadramet, and also recorded a $4.0 million milestone payment to The Dow Chemical Company ("Dow") for the exclusive license to Quadramet. Since the product launch in the second quarter of 1997 CYTOGEN has earned royalty revenues on Quadramet from DuPont Merck. Royalties are based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater.

 3.     ACQUISITION OF PRODUCT RIGHTS:

   In July 1997, Targon entered into an agreement with Elan pursuant to which Targon acquired an exclusive worldwide license for Morphelan, for an up-front license fee of $7.5 million. CYTOGEN received from Elan $10.0 million in exchange for a three-year interest bearing note with principal due in full at the end of year three. CYTOGEN, in turn, loaned $10.0 million to Targon in exchange for a three year interest bearing note with principal due in full at the end of year three. The funds were used by Targon for the purchase of the Morphelan license ($7.5 million) with the balance to provide working capital for development of this product. Additional payments may be due Elan by Targon if certain milestones are met. As a result of the license agreement, the Company recorded a charge of $7.5 million in acquisition of product rights to its Statement of Operations during the third quarter of 1997.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   From time to time, as used herein, the term "Company" may include CYTOGEN and its subsidiaries AxCell, Cellcor and Targon, taken as a whole, where appropriate.

   Background. Currently, the Company's commercial products and priority developmental technology are: (i) Quadramet, a cancer therapy agent for the treatment of bone pain associated with bone metastases, (ii) ProstaScint, a monoclonal antibody-based diagnostic imaging product for prostate cancer, (iii) OncoScint CR/OV, a monoclonal antibody-based diagnostic imaging agent for colorectal and ovarian cancer, which received FDA licensure to market for both single and repeat administration; (iv) autolymphocyte therapy developed by Cellcor for the treatment of advanced metastatic renal cell carcinoma, which has completed Phase III development; and (v) the Genetic Diversity Library technology involving peptides that have potentially significant commercial applications in high throughput screening of drug candidates, in accelerated, functional drug discovery programs, as peptide-based therapeutics, and in the discovery of synthetic genes.

   In June 1997, DuPont Merck launched into the market place CYTOGEN's third

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

FDA-approved product, Quadramet, a treatment for the pain associated with bone
metastases, a condition that occurs when cancer spreads to the bone.   DuPont
Merck manufactures, markets  and distributes Quadramet through its
radiopharmaceuticals operations in the U.S.   CYTOGEN  records royalty
revenues on Quadramet from DuPont Merck, as they are earned. Royalties are based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater.

   In February 1997, CYTOGEN launched its second FDA-approved product, ProstaScint, a monoclonal antibody-based imaging agent developed to detect the presence and extent of metastatic prostate cancer. In connection with the launch, CYTOGEN has developed its PIE (Partners in Excellence) accreditation program by establishing a network of qualified nuclear medicine sites and physicians. Each site is trained and certified in acquiring, processing and interpreting the antibody-derived images. As of October 31, 1997 there are 168 PIE sites in operation. ProstaScint is available only at such qualified sites, thus providing quality control and support. C.R. Bard, Inc. ("Bard") is currently marketing ProstaScint to urologists while CYTOGEN markets ProstaScint to the medical imaging community through its PIE Program. Both companies work together to market ProstaScint to managed care organizations.

Results of Operations

   Revenues. Total revenues for the three and nine months ended September 30, 1997 were $4.2 million and $10.2 million, respectively, compared to $1.2 million and $3.9 million recorded in the same periods of 1996. The increase from the prior year periods is principally attributable to increased product related revenues from royalties earned on Quadramet and sales of the ProstaScint product. The 1997 year-to-date revenues were further increased by a $2.0 million milestone payment recorded in the first quarter of 1997 from DuPont Merck upon FDA clearance of Quadramet.

   For the three and nine months ended September 30, 1997, product related revenues were $3.2 million and $5.4 million, respectively, compared to $393,000 and $1.1 million recorded for the same periods of 1996. The increase from the prior year periods is attributable primarily to royalties earned on Quadramet and sales of the ProstaScint product, both launched earlier in 1997.

   License and contract revenues for the three and nine months ended September 30, 1997 were $1.0 million and $4.8 million, respectively, compared to $795,000 and $2.8 million recorded in the same periods of 1996. The third quarter increase from the prior year period is primarily attributable to higher revenues realized from the sale of manufacturing services. The year-to-date increase from the prior year period is primarily attributable to the $2.0 million milestone payment from DuPont Merck.

   Operating Expenses. The current year operating expenses reflect the Company's efforts in acquiring, developing and marketing of new products. For the three and nine months ended September 30, 1997 operating expenses were $16.1 million and $36.8 million, respectively, compared to $7.0 million and $21.3 million recorded in the same periods of 1996. The increase from the prior year periods is due to the one-time license fee of $7.5 million for the

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

acquisition of Morphelan, product development efforts by Targon and AxCell, higher administrative costs and increased selling and marketing efforts to promote ProstaScint and establish PIE sites. The 1997 year-to-date operating expenses are further increased by a one-time $4.0 million milestone payment to Dow recorded in the first quarter of 1997.

   Research and development expenses for the three and nine months ended September 30, 1997 were $5.3 million and $19.8 million, respectively, compared to $4.7 million and $14.1 million recorded in the same periods of 1996. These expenses principally reflect product development efforts and support of clinical trials. The increase over the prior year periods is due to expenses associated with the Targon and AxCell subsidiaries. The 1997 year-to-date research and development expenses were further increased by the aforementioned $4.0 million milestone payment to Dow.

   Acquisition of product rights expense of $7.5 million was recorded in the third quarter of 1997. This expense represents the one-time license fee for the exclusive worldwide rights to Morphelan purchased by Targon from Elan. The license fee payment was funded by a $10 million loan from Elan (evidenced by notes from CYTOGEN to Elan and, in turn, from Targon to CYTOGEN), with the balance of the proceeds of such loan planned to be used by Targon for the development of Morphelan.

   Selling and marketing expenses for the three and nine months ended
September 30, 1997 were $1.2 million and $3.7 million, respectively, compared to $945,000 and $2.8 million recorded in the same periods of 1996. The increase from the prior year periods is primarily attributable to expenses associated with the launch of ProstaScint, including expenses to establish the PIE Program.

   General and administrative expenses for the three and nine months ended September 30, 1997 were $2.2 million and $5.9 million, respectively, compared to $1.3 million and $4.5 million recorded in the comparable periods of 1996. The increase from the prior year periods is primarily due to higher employment related costs, including accruals for year-end merit awards which will normalize by year-end to prior year levels, and professional services.

   Interest Income/Expense. Interest income for the three and nine months ended September 30, 1997 was $223,000 and $905,000, respectively, compared to $313,000 and $1.1 million realized in the same periods of the prior year. The decrease from the prior year periods is due to lower cash and short term investment balances for the periods.

   Interest expense for the three and nine months ended September 30, 1997 was $204,000 and $350,000, respectively, compared to $116,000 and $342,000 recorded in the same periods of 1996. The increase from the prior year periods is due to the interest expense associated with the $10.0 million note due to Elan.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

   Net Loss. Net loss for the three months ended September 30, 1997 was $11.9 million compared to a net loss of $5.6 million incurred in the same period of 1996. The loss per common share was $0.23 on 51.2 million average shares outstanding compared to $0.12 on 48.4 million average shares outstanding for the same period in 1996. The third quarter 1997 net loss per common share included $0.15 per share attributable to the Morphelan product acquisition.
For the nine months ended September 30, 1997, the net loss was $26.1 million compared to a $16.7 million loss recorded in the comparable period of the prior year. The loss per common share was $0.51 (including the $0.15 impact of the Morphelan transaction) on 51.1 million average shares outstanding compared to $0.35 on 47.7 million average shares outstanding in 1996.

Liquidity and Capital Resources

   The Company's cash, restricted cash and short term investments were $16.0 million as of September 30, 1997, compared to $34.7 million as of December 31, 1996 (see Note 1). The Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, the sale of research and manufacturing services, fees paid under its license agreements and interest earned on its cash and short term investments.

   ProstaScint. Beginning in 1997, product related revenues included sales of ProstaScint. CYTOGEN is co-promoting ProstaScint with Bard. During the term of the co-promotion agreement, Bard will receive performance-based compensation for its services.

   Quadramet. Upon the FDA clearance of Quadramet, the product was launched by DuPont Merck in June 1997. In April 1997, pursuant to the terms of an agreement between CYTOGEN and DuPont Merck, CYTOGEN received a $2.0 million milestone payment from DuPont Merck in connection with FDA clearance of Quadramet. The agreement also provides for future payments towards additional clinical programs, additional payments upon achievement of certain other milestones and royalty payments based on sales, including guaranteed minimum payments. CYTOGEN records royalty revenues on Quadramet from DuPont Merck, as they are earned.

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

   During the third quarter of 1997, Targon entered into an agreement with Elan to purchase Morphelan. After the up-front license fee payment to Elan, the agreement provides Targon with $2.5 million for product development. The three-year $10.0 million interest bearing note between CYTOGEN and Elan will be

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

due in full at the end of year three while interest payments on the note are due quarterly. Similar terms apply to the $10.0 million note between Targon and CYTOGEN. Additional payments may be due Elan by Targon if certain milestones are met. See Note 3 to the Consolidated Financial Statements.

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


   The Company's capital and operating requirements may change depending upon several factors, including: (i) the success of the Company and its strategic partners in manufacturing, marketing and commercialization of its products; (ii) the amount of resources which the Company devotes to clinical evaluations and the establishment of marketing and sales capabilities; (iii) results of preclinical testing, clinical trials and research and development activities; and (iv) competitive and technological developments.

   The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products, subcontract manufacturing, license and research contracts, and control of spending. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. However, the Company believes that, if successful, such strategies may increase long term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product related revenues are sufficient to cover operating expenses. To fund these strategic and operating activities, the Company may sell equity and debt securities as market conditions permit or enter into credit facilities. The Company is currently evaluating financing options. If necessary, the Company believes that it has the ability to reduce the operating expenses so that it will have adequate cash flow to carry it through the first quarter of 1998.

                            ==========================
                               Cautionary Statement

   The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following:
(i) the timing and results of clinical studies; (ii) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program; (iii) the acceptance by the majority of

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

public and private insurance carriers to reimburse patients for the Company's products; (iv) the profitability of its products; (v) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates; (vi) the ability to attract additional contract manufacturing customers; (vii) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product;
(viii) the success of the Company's distributors in obtaining marketing approvals in Canada and in additional European countries, in achieving milestones and achieving sales of products resulting in royalties; and (ix) the Company's ability to access the capital markets in the near term and in the future for continued funding of existing projects and for the pursuit of new projects.

PART II  -  OTHER INFORMATION
-------     -----------------
Item 5  -    Other Information
------
             On October 29, 1997 and November 13, 1997, the Company issued the attached press releases.

Item 6  -    Exhibits and Reports on Form 8-K
------
             (a) Exhibits:

             27   -   Financial Data Schedule (Submitted to SEC only in
                      electronic format).

             99.1 - Press release issued by CYTOGEN Corporation on October 29, 1997.

             99.2 - Press release issued by CYTOGEN Corporation on November 13, 1997.

             (b) Reports on Form 8-K:

                 On July 8, 1997, the Company filed a report on Form 8-K reporting on "Item 5. Other Events" regarding the amendment of its request for confidential treatment for information contained in certain exhibits filed with its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

                                     SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYTOGEN CORPORATION





Date November 14, 1997                  By /s/ Jane M. Maida
     -----------------                    ------------------
                                          Jane M. Maida
                                          Chief Accounting Officer