Form 10-K
period 1997-12-31
CYTOGEN CORP
filed 1998-03-31
CIK 725058

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                ----------

                                FORM 10-K
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

 For the fiscal year ended December 31, 1997

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________ to __________

                        Commission file number 333-02015

                               CYTOGEN CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                     22-2322400
     -------------------------------                      ------------------
     (State or other jurisdiction of                       (I.R.S. employer
      incorporation or organization)                      identification no.)

 600 College Road East, CN5308, Princeton, New Jersey          08540-5308
 ----------------------------------------------------          ----------
      (Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code: (609) 987-8200.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:


                            Common Stock, $.01 par value
                            ----------------------------
                                  (Title of class)

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

     The aggregate market value of the registrant's shares of Common Stock held by non-affiliates of the registrant on February 27, 1998, based on $1.4375 per share, the last reported sale price on the NASDAQ National Market on that date, was $68,786,359. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of February 27, 1998 was 53,831,046 shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

                                                            Form 10-K
              Document                                         Part
              --------                                      ----------
Portions of the definitive Proxy                                III
Statement with respect to the 1998
Annual Meeting of Stockholders
(hereinafter referred to as the "Proxy
Statement"), but specifically excluding
the sections titled "Compensation
Committee Report on Executive
Compensation" and "Performance Graph",
which shall not be deemed to be
incorporated by reference herein.

                              PART I

Item 1.  Business


General

     CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the development, commercialization and marketing of products to improve diagnosis and treatment of cancer and other diseases. The Company introduced to the market during 1997 its two principal products, ProstaScint
(kit for the preparation of Indium In111 Capromab Pendetide) and Quadramet (Samarium Sm153 Lexidronam Injection), each of which have been approved by the U.S. Food and Drug Administration ("FDA").
ProstaScint has been approved as a diagnostic imaging agent for prostate cancer, the most frequently diagnosed malignancy and second leading cause of cancer death in men. Quadramet has been approved by the FDA for the treatment of bone pain due to cancers that have spread to the skeleton and that can be visualized on a bone scan. The Company's OncoScint CR/OV imaging agent is also approved and marketed as a diagnostic imaging agent for colorectal and ovarian cancer. The Company believes that its products represent a significant improvement over existing technologies because of their ability to provide improved diagnostic information and/or treatment in a site-specific manner with relatively low levels of toxicity. The Company also develops other products and technologies, directly and through its subsidiaries, and in collaborations with third parties. The Company's current subsidiaries are AxCell Biosciences Corporation ("AxCell"),
Cellcor, Inc. ("Cellcor"), and Targon Corporation ("Targon").
CYTOGEN was incorporated in Delaware in 1981 and each of its subsidiaries is a Delaware corporation. Unless the context otherwise indicates, as used herein, the term "Company" refers to CYTOGEN and its subsidiaries, taken as a whole.

     Historically, the Company has emphasized research and development of a broad array of potential products, based on monoclonal antibodies and other technologies. Having identified and commercialized products which the Company believes enjoy substantial potential, the Company intends to devote its primary efforts to the marketing of ProstaScint and Quadramet so as to increase revenue and achieve profitability. The Company also intends to conduct or sponsor clinical studies to evaluate existing products in additional indications, and for expansion of ProstaScint and other products into foreign markets. In addition, the Company intends to emphasize development of technology with near term commercial significance and to review all current research and development programs to assess the potential of such research and development activities to enhance the Company's value for its stockholders.

     The Company's strategic plan calls for expanding the current product portfolio through the continued in-licensing of additional products and related technologies, such as Quadramet, the acquisition of other companies with related or complementary products, technologies and/or services, the development of products utilizing its Genetic Diversity Library ("GDL") technology, and strategic alliances. No prediction can be made, however, as to when or whether CYTOGEN can accomplish these objectives or whether accomplishment of these objectives will lead to new commercially viable products or technologies. In addition, the Company's efforts to develop or acquire new products will depend on its available resources, the ability to commit resources to potential products or strategic activities without an undue impact on current operations or financial results, and whether or not such activities in the near term would affect the marketing of the Company's products or the efforts of management to commercialize the Company successfully.

     On March 25, 1998, the Company announced that, based on an ongoing review and prioritization of its business opportunities, it will delay submission of a Biologics License Application ("BLA") for its Autologous Lymphocyte Therapy ("ALT") for metastatic renal cell carcinoma ("mRCC"). CYTOGEN is currently seeking potential partners for future funding and development of ALT. The Company will also consider the sale of Cellcor to another healthcare company. The Company anticipates that this action will reduce operating expenses significantly and permit allocation of additional resources to other Company priorities. ALT is a proprietary cellular therapy which has been under development by Cellcor for the treatment of mRCC, a life threatening kidney cancer, for which adequate therapies do not exist. Cellcor completed pivotal Phase III clinical trials of ALT in mRCC patients in January 1997, and the Company believes the results of the trials are favorable.

     On March 31, 1998, Elan Corporation plc ("Elan") exchanged its shares of the Company's Series A Convertible Preferred Stock
("Series A") and thereby acquired 50% of CYTOGEN's 99.75% ownership of Targon, as contemplated by the terms of such Series A. CYTOGEN is negotiating to divide Targon assets and liabilities between the parties in keeping with CYTOGEN's continuing review of its business opportunities and use of funds. See "Targon Corporation".


Product Contribution

     The Company's currently marketed products and other sources of income constitute a single business segment. No significant history of revenues exists with respect to any of the Company's products. ProstaScint and Quadramet were introduced to the market during the first half of 1997 and account for a significant percentage of the Company's product related revenues and total revenues and are expected to do so for the foreseeable future. For the year ended December 31, 1997, revenues related to ProstaScint and Quadramet accounted for approximately 86% of the Company's product related revenues. ProstaScint sales have experienced continued growth since product launch, with sales increases during each successive quarter. However, there can be no assurance that such growth will continue indefinitely. Quadramet sales during the period from its launch have been below levels of minimum royalty payments due from its commercial partner, the DuPont Merck Pharmaceutical Company
through its radiopharmaceutical division ("DuPont Merck").   Growth
of Quadramet sales were initially slow because of the need for hospitals to obtain license amendments under federal and state law to receive and handle this new radioactive product. In addition, initial marketing efforts by DuPont/Merck have been directed to nuclear medicine physicians who directly administer the product to patients. While management believes this sales effort was necessary to generate product awareness, the Company believes that marketing to oncologists and urologists, the primary care-givers for patients who may benefit from Quadramet, is necessary for adequate penetration into the market. The Company and DuPont Merck have begun discussions as to such marketing efforts. There can be no assurance that ProstaScint and Quadramet will achieve market acceptance on a timely basis, or at all. The Company's success will be dependent upon the acceptance of ProstaScint and Quadramet by the medical community, including health care providers, such as hospitals and physicians, and third-party payors (such as employers, insurers, and health maintenance organizations), as safe, effective and cost efficient alternatives to other available treatment and diagnostic protocols. The failure of ProstaScint or Quadramet to achieve market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. See Item 7, Results of Operations -- Revenues and Note 7 to the Consolidated Financial Statements.


Cancer Diagnostic Imaging Products

     Currently, the Company's cancer diagnostic products, ProstaScint and OncoScint, consist of monoclonal antibody-based imaging agents for prostate, colorectal and ovarian cancers. The Company's imaging products utilize CYTOGEN's proprietary targeted delivery system, employing whole monoclonal antibodies, to deliver the diagnostic radioisotope indium-111 to malignant tumor sites. The imaging products are supplied to hospitals and central radiopharmacies without the radioisotope. A radioisotope is an element which, because of nuclear instability, undergoes radioactive decay, thereby emitting radiation. Prior to patient administration, the radioisotope is added to the product by the radiopharmacist using a simple liquid transfer procedure developed by CYTOGEN, thereby creating the radiolabeled monoclonal antibody product.

     During an imaging procedure, the radiolabeled monoclonal antibody product is administered intravenously into the patient. The antibody travels through the body seeking out and binding to tumor sites. The radioactivity from the isotope that has been attached to the antibody can be detected from outside the body by a gamma camera. The resultant image identifies the existence, location and extent of disease in the body. Based on clinical studies conducted to date by physicians on behalf of CYTOGEN, the imaging agents may provide new and useful information not available from other diagnostic modalities regarding the existence, location and extent of the disease throughout the body. CYTOGEN believes that this information has the potential to affect the way physicians manage their patients' individual treatments. CYTOGEN also believes that, because its products use a very low dose of one milligram or less of antibody conjugate per administration, the products have the additional advantages of low manufacturing cost and ease of administration.

     ProstaScint.   ProstaScint is a diagnostic imaging agent
utilizing a monoclonal antibody which targets prostate specific membrane antigen ("PSMA"), a protein expressed by prostate cancer cells and, to a lesser extent, by the normal prostate epithelial cells. The antibody utilized in ProstaScint is exclusively licensed to CYTOGEN. In 1996, CYTOGEN received FDA approval to market ProstaScint in two clinical settings: first, as a diagnostic imaging agent in newly-diagnosed patients with biopsy-proven prostate cancer thought to be clinically localized after standard diagnostic evaluation and who are at high risk for spread of their disease to pelvic lymph nodes; and second, for use in post-prostatectomy patients in whom there is a high suspicion that the cancer has recurred. The risk for both newly-diagnosed and recurrent disease patients is determined by several factors, including the stage of the disease when initially diagnosed, microscopic evaluation of the primary tumor, and the prostate specific antigen ("PSA") level. PSA is a widely used blood test currently used for detecting and monitoring prostate cancer. In February 1997, CYTOGEN announced the commercial launch of ProstaScint which is co-marketed with the urological division of C.
R. Bard, Inc. ("Bard").

     According to the American Cancer Society, about 185,000 American men will be diagnosed with prostate cancer in 1998, of whom approximately 20% will be at high risk for metastatic spread of their disease. In addition, estimates indicate that in 1998, 40,000 to 60,000 patients previously treated for prostate cancer will develop symptoms of recurrent cancer which has not yet progressed to the point of skeletal involvement. Together, the Company believes that there are approximately 75,000 to 100,000 patients with prostate cancer in the U.S. that are candidates, based on current indications, to receive a ProstaScint scan each year.

     ProstaScint is prepared by combining the antibody conjugate specific to PSMA with the radioisotope Indium-111 just prior to intravenous administration. Due to the selective expression of PSMA, the ProstaScint imaging procedure can detect the spread of prostate cancer. In addition, since the patterns of spread of prostate cancer can vary substantially from one patient to another. By identifying the unique pattern of metastases in a particular patient, the ProstaScint scan aids physicians in the selection of appropriate treatments to meet the special needs of that patient.

     The Company believes that ProstaScint has clinical utility in newly diagnosed patients with prostate cancer who are thought to be candidates for therapies such as radical prostatectomy, external beam radiation therapy, or brachytherapy (radioactive seed implants). Before a physician decides upon a course of therapy, it is critical to determine whether the prostate cancer has spread to other parts of the body, thereby dramatically reducing the likelihood of successful treatment. Studies from The Johns Hopkins University and Stanford University Medical Center have shown that almost one-third of the prostate cancer patients treated at these two institutions who have undergone prostatectomy or radiation therapy experienced disease recurrence within five years following treatment, and half of the patients had recurrence of their disease within ten years. Prior to the availability of ProstaScint, determining whether newly diagnosed disease was limited to the prostate or had spread distantly was based upon statistical estimates derived from conventional imaging studies as well as data gathered from examination of tumor biopsies and the patient's serum level of PSA. These conventional imaging methods, such as Computed Tomography ("CT"), Magnetic Resonance Imaging ("MRI") and transrectal ultrasound ("TRUS"), all image on the basis of anatomic structure (form) and therefore require that the normal structures (i.e. lymph nodes) become enlarged or altered in shape to indicate suspicion of malignancy. The ProstaScint scan images disease based upon function (expression of the PSMA molecule) and therefore can image low volume disease not detectable with conventional procedures. A clear understanding of the existence and location of any prostate cancer metastasis is crucial in selecting the most appropriate form of treatment to be administered. The Company believes that ProstaScint provides substantially increased sensitivity of tumor detection in patients who are candidates for its use in comparison with alternative means of detection.

     In the U.S., following prostatectomy, prostate cancer patients are monitored to ascertain changes in the level of PSA. In this setting, a rise in PSA is strong and presumptive evidence of recurrence of the patient's prostate cancer. Knowledge of the extent and location of disease is a critical consideration in choosing the most appropriate form of treatment. Patients whose disease is confined to the prostatic fossa may have the potential to be cured by receiving "salvage" radiation therapy; patients with more widespread disease would not benefit from such an approach and instead should receive systemic treatment such as hormonal therapy. The Company believes that the results of a ProstaScint scan performed prior to radiation therapy to the pelvis may help predict which recurrent disease patients are likely to benefit from salvage radiation therapy. This distinction is currently not possible using any other technique and approximately 75% of recurrent disease patients currently treated with salvage radiation therapy fail to achieve long-term control of their disease, since the cancer has already metastasized to other points in the body. A prospective study is planned to evaluate ProstaScint in this setting.


ProstaScint Manufacturing, Marketing, Sales and Distribution

     ProstaScint is co-marketed with Bard in the U.S.   Bard
markets a broad range of urology products exclusively to the urology community and is responsible for the promotion of ProstaScint to urologists, the group of physicians most likely to order or generate referrals for ProstaScint scans. CYTOGEN focuses its marketing activities on the training of the nuclear medicine imaging community, which includes those physicians most likely to perform ProstaScint scans. In addition, CYTOGEN is responsible for manufacturing and distributing ProstaScint as well as instructing physicians in its proper use.

     The co-marketing agreement between Bard and CYTOGEN provides that Bard will make payments to CYTOGEN upon the occurrence of certain milestones and Bard will receive performance-based compensation for its services. The agreement has an initial term of ten years and is subject to renewal.

     In 1997, CYTOGEN entered into a distribution agreement which granted Faulding (Canada), Inc. ("Faulding") the exclusive right to distribute and sell ProstaScint in Canada.

     ProstaScint is a "technique-dependent" product that requires a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. The Company believes that this information regarding the existence, location and extent of disease has the potential to assist a physician in making appropriate patient management decisions. CYTOGEN has established a network of accredited nuclear medicine imaging centers through its Partners in Excellence ("PIE ") program (each accredited center, a "PIE Site"). Each PIE Site receives rigorous training, undergoes proficiency testing, and is subject to ongoing quality assurance protocols. To qualify as a PIE Site, each center must be certified as proficient in the interpretation of ProstaScint scans by the American College of Nuclear Physicians. This program was developed in preparation for the launch of ProstaScint in February 1997. 75 PIE Sites were established at time of launch. At year end 1997, 175 PIE Sites were in place, including a substantial majority of the National Cancer Institute designated Comprehensive Cancer Centers. ProstaScint may only be administered by PIE Sites.

     The Company plans to add PIE Sites on a selective basis in order to ensure that new sites are adequately qualified and committed to a minimum number of scans for training purposes. By early 1999, the Company is required by its co-marketing agreement with Bard to have at least 220 PIE Sites established. The Company expects that it will be able to comply with this requirement. Currently, a backlog of six to nine months exists with respect to facilities requesting certification as PIE Sites because the number of nuclear imaging centers requesting certification exceeds the rate at which the Company is establishing new PIE Sites. The Company believes that some indeterminable level of sales may be lost as a result of the backlog, however, the Company also believes that the maintenance of quality of the sites is significant to the success of the product. At the present time, the Company incurs the expense of qualification of each site.

     The Company currently employs 13 field representatives, each of whom is a certified or registered nuclear medicine technologist with experience working in a nuclear medicine department. These field representatives assist in training of physicians and qualification of nuclear imaging centers as PIE Sites, and provide Bard marketing representatives with technical information and support of the product and its usage.

     The Company believes that approximately 80% of patients with prostate cancer are managed by urologists with the remainder being managed primarily by medical and radiation oncologists. Through a Joint Marketing Committee, CYTOGEN and Bard coordinate their respective educational and promotional activities to ensure that PIE Sites receive appropriate patient referrals from urologists and that future PIE Sites are located in medical facilities served by urologists who are ordering the ProstaScint test. Bard and the Company work together to reach managed care organizations and other payor groups to ensure reimbursement and insurance coverage and patient awareness. Medical and radiation oncologists also order diagnostic procedures such as ProstaScint for advanced prostate cancer patients and this segment of the medical community is being addressed directly by various promotional efforts by CYTOGEN.

     OncoScint CR/OV. OncoScint CR/OV received FDA approval in the U.S. in December 1992. This product was initially approved for single use with other appropriate, commercially available diagnostic tests, to locate malignancies outside the liver in patients with known colorectal or ovarian cancer. In November
1995, FDA approved an expanded indication allowing for repeat administration of OncoScint CR/OV. OncoScint CR/OV is also approved for sale in eleven European countries and Canada. To date, OncoScint has not enjoyed substantial sales. The Company believes this product is effective in imaging both primary and metastatic colorectal and ovarian tumors, however, this information has not yet been widely used by physicians for patients with these conditions. The Company is currently funding an investigator-initiated study designed to demonstrate the benefit in performing an OncoScint study as soon as an initial diagnosis of ovarian cancer is made to determine which patients would benefit by a more aggressive initial treatment of their disease. The Company believes a more aggressive treatment at an earlier date could provide the potential for improved prognoses for the patients following diagnosis of their malignancy.

     Promotion of OncoScint CR/OV involves several different physician audiences, including those who prescribe imaging procedures for their patients as well as those who obtain and interpret the image. Referring physicians are likely to be surgeons and oncologists. OncoScint CR/OV, like ProstaScint, is technique dependent, requiring training and expertise in reviewing and interpreting images. Acceptance by the medical community of the benefits of OncoScint CR/OV is dependent in part on the degree to which physicians acquire such skills. Since May 1994, CYTOGEN has been the sole marketer of OncoScint CR/OV in the U.S.

     In 1995, CYTOGEN entered into a distribution agreement (the "Faulding Agreement") with Faulding granting to Faulding the exclusive right to distribute and sell OncoScint CR/OV in Canada. Faulding received regulatory approvals to market the product in Canada in January 1998. The Faulding Agreement provides for payments for minimum annual purchases of OncoScint CR/OV by Faulding, and for certain royalties based upon net sales, if any, of OncoScint CR/OV by Faulding. The initial term of the Faulding Agreement is seven years.

     In 1996, CYTOGEN entered into a distribution agreement (the "CISbio Agreement") with CIS biointernational ("CISbio"), granting to CISbio the exclusive right to distribute and sell OncoScint in all the countries of the world, except for the U.S. and Canada. CISbio has received licenses to market OncoScint CR/OV in eleven European countries and has established Free Sales Certificates in 13 additional countries. The CISbio Agreement provides for minimum annual purchases of the components of OncoScint CR/OV by CISbio, and for certain royalties based upon net sales, if any, of OncoScint CR/OV by CISbio. The initial term of the CISbio Agreement is seven years following the first commercial sale of the product by CISbio.


Cancer Therapeutic Products

     Quadramet.   Quadramet, a proprietary cancer therapeutic
agent, received marketing approval from the FDA in March 1997 for the relief of pain in patients with metastatic bone lesions that image on conventional bone scan, a routinely performed nuclear medicine procedure. Quadramet consists of a radioactive isotope, Samarium-153 ("Sm-153"), which delivers cell-killing beta radiation, and a targeting agent, EDTMP, which guides the drug to sites of new bone formation. According to American Cancer Society and National
Cancer Institute statistics, approximately 600,000 new cases of cancer that typically metastasize to bone occurred in the U.S. in 1997. The Company believes that over 200,000 patients each year will suffer from bone pain that is severe enough to require palliative intervention.

     Once tumors have metastasized to the skeleton, they continue to grow and cause destruction of the adjacent bone. This erosion of bone stimulates new bone formation, which results in a rim of newly formed bone which encircles the metastatic tumor. The continued growth from the expanding tumor causes pressure which the patient perceives as pain at the site of such metastasis. By targeting these areas of bone formation, Quadramet delivers site-specific radiation, which may result in significant pain reduction. As such areas of tumor involvement expand, they weaken the bone and eventually lead to fracture of the affected bone. The medical complications associated with bone metastases may also include bone fractures, spinal cord compression and paralysis.

     Current treatments for severe cancer bone pain include narcotic analgesics, external beam radiation therapy, Metastron , a radiopharmaceutical product of Nycomed Amersham plc ("Amersham"), and Novantrone , a chemotherapeutic product of Immunex Corporation ("Immunex"). External beam radiation therapy, while usually effective in relieving pain, is most appropriately used to treat
solitary lesions.   In addition, retreatment of painful areas is
often not feasible due to unacceptable toxicities to neighboring organs and tissues. Treatments are generally administered in five to ten or more sessions over two to three weeks necessitating frequent visits by the patient and contributing to the high cost of this procedure.

     Patients with severe cancer bone pain, especially those with multiple bone metastases, are generally treated with narcotic analgesics. These drugs work by masking the brain's ability to perceive the pain induced by the tumors as they expand and grow within the bone. While narcotic analgesics can be effective in addressing cancer-related bone pain, their prolonged and escalating use can result in undesirable side effects, including nausea and vomiting, sedation, confusion and severe constipation.

     Novantrone, a chemotherapeutic drug frequently used in the management of acute non-lymphocytic leukemia, is also marketed by Immunex for use in combination with steroids for pain related to hormone refractory prostate cancer. The Company believes that Quadramet offers significant advantages over Novantrone, including lower toxicity, fewer side effects, and more rapid onset of pain relief. However, Novantrone is well known to oncologists because of its other applications and this may provide some marketing advantages to Immunex.

     The only other therapeutic radiopharmaceutical approved by the FDA for the treatment of cancer bone pain, Metastron, contains a non-imageable radionuclide, Strontium-89. This radionuclide decays with a very long radioactive half-life (approximately 50 days), resulting in a delayed onset of pain relief, generally several weeks after administration. Further, the long half-life causes a prolonged and variable degree of bone marrow suppression.
Prolonged bone marrow toxicity limits the usage of other potential therapies such as chemotherapy and radiation therapy, as well as the ability to administer additional doses of this drug.

     Quadramet has numerous characteristics which the Company believes are advantageous for the treatment of cancer bone pain, including early onset of pain relief; predictability of recovery from bone marrow toxicity; ease of administration; and length of pain relief. Quadramet is administered as a single intravenous injection on an outpatient basis and directly targets sites of new bone formation which include those areas in the skeleton that have been invaded by metastatic tumors. Quadramet exhibits high and very selective uptake in bone with little or no detectable accumulation in soft tissue. The fraction of the injected dose that is not taken up in the skeleton is excreted in an unmodified form in the urine over a period of four to six hours. Further studies are planned to evaluate the safety and efficacy of repeat dosing.

     CYTOGEN intends to expand the use of Quadramet within the currently approved indication and extend its use to new indications by performing additional clinical trials and seeking regulatory approvals. Clinical trials are either planned or currently underway to evaluate the use of Quadramet in combination with other cancer therapies (such as external beam radiation therapy), as a potential therapeutic agent for treatment of cancer and as a therapy for children with malignancies which have either arisen in bone or have spread to bone. Future trials are also planned to evaluate the extension of the use of Quadramet to patients whose bone metastases can be visualized on conventional bone scan, but who are not yet experiencing pain from these metastases. The Company's continuation of these trials will depend upon their progress success and on the ability to obtain funding from its existing or potential marketing partners.

     The first non-cancer use of Quadramet under investigation is the treatment of patients with refractory rheumatoid arthritis. These patients often demonstrate enhanced uptake of radionuclide in affected joints on diagnostic bone scans. In such cases, the Company believes Quadramet can target the diseased joints and provide a high but localized dose of radiation to the area. Published studies by foreign investigators have suggested benefits from Quadramet in the relatively small numbers of rheumatoid arthritis patients studied. CYTOGEN is currently conducting a Phase I/II dose escalation study of Quadramet to evaluate the safety and preliminary efficacy of Quadramet in refractory rheumatoid arthritis patients.


Quadramet Manufacturing, Marketing, Sales and Distribution

     The Company acquired the rights to Quadramet under a license from The Dow Chemical Company ("Dow") and has entered into an exclusive agreement (the "DP/Merck Agreement") with the radiopharmaceutical division of DuPont Merck pursuant to which DuPont Merck manufactures, markets, sells and distributes Quadramet in North, South and Central America. DuPont Merck, a privately held joint venture between Merck & Co., Inc. and E.I. DuPont de Nemours and Company, is the leading supplier of radiopharmaceutical products in the U.S. In addition to its own field staff, DuPont Merck collaborates in the distribution of products with Syncor
International, a large domestic radiopharmacy chain.   Quadramet
was launched in May 1997.

     In its agreement with DuPont Merck, the Company may co-promote Quadramet at its own expense to the nuclear imaging community. The Company maintains direct input into the marketing of Quadramet through participation in a Joint Marketing Committee ("JMC") which includes two representatives from the Company and three from DuPont Merck. The JMC is responsible for developing marketing strategies and tactics, budgets, and resources allocations and for monitoring progress in achieving sales and marketing objectives. During the first year of launch, Quadramet was marketed principally to the nuclear medicine community, which administers the treatment to patients. However, the treatment is more typically prescribed by the caregiving physicians, including oncologists and urologists. The Company believes that successful commercialization of Quadramet will depend upon marketing to these referring physicians and that efforts to reach these groups will require additional training and commitment of resources by the Company's marketing partner and additional marketing partners with sales forces experienced in marketing products for pain management directly to the referring physicians. The Company plans, along with DuPont Merck, to expand the marketing program to address these issues, although no assurances can be given as to the Company's ability to implement this strategy successfully or as to the time frame within which this strategy can be accomplished.

     Pursuant to its agreement with DuPont Merck, CYTOGEN is entitled to receive guaranteed minimum payments from DuPont Merck over the three year period which began with the launch of Quadramet in May 1997. The minimum payments are due on an annually increasing basis through this period, with each annual installment paid (net of royalties based on actual sales) to CYTOGEN sixty days following the anniversary date of the product launch. To date, sales have been substantially below the levels of guaranteed minimum royalty payments.

     The DP/Merck Agreement provides that CYTOGEN receives from DuPont Merck research funding and milestone payments consisting of:
(i) $4.3 million to fund additional clinical programs to expand the use and marketing of Quadramet, of which $1.3 million, $1.5 million and $1.5 million were received in 1995, 1996 and 1997, respectively; (ii) a $2.0 million milestone payment in 1997 when Quadramet received FDA approval; and (iii) royalty payments based on a percentage of Quadramet sales or guaranteed contractual minimum payments, whichever is greater. During 1997, CYTOGEN recorded $3.3 million in royalty revenues. The DP/Merck Agreement, unless earlier terminated, expires on the later of twenty years from the date of execution of the agreement or on the date of expiration of the last to expire patent licensed thereunder.


Marketing

     The Company has limited sales, marketing and distribution capabilities. With respect to the sales, marketing and distribution of Quadramet and the co-promotion of ProstaScint, the Company is substantially dependent on the efforts of DuPont Merck and Bard, respectively. See "ProstaScint Manufacturing, Marketing, Sales and Distribution" and "Quadramet Manufacturing, Marketing, Sales and Distribution". Failure to establish successfully and maintain significant sales, marketing and distribution efforts, either internally or through arrangements with third parties, would be likely to have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates that future products would require similar marketing collaborations and upon which the Company would be dependent for the success of any such products.

     There can be no assurance that the Company will be able to maintain its existing collaborative arrangements or enter into collaborative and license arrangements in the future on acceptable terms, if at all, that such arrangements will be successful, that the parties with which the Company has or may establish arrangements will perform their obligations under such arrangements, or that potential collaborators will not compete with the Company by seeking alternative means of developing products for the indications targeted by the Company.


Product Development

     AxCell Biosciences. AxCell, a wholly owned subsidiary of CYTOGEN created in August 1996, utilizes GDL technology to support advances in combinatorial chemistry, genomics and drug discovery. AxCell has developed an integrated set of tools to map selective protein-protein interactions and is using these tools to develop an Inter-Functional Proteomic Database ("IFP-dBase"). The IFP-dBase includes data relating to protein-protein interaction linked to a variety of other relevant bioinformatic data. The Company believes this informational database has potential value in the use by scientists in the pharmaceutical industry as a means to validate pharmaceutical targets. The Company believes such information will be of value to pharmaceutical companies in conducting research on new drugs.

     AxCell is pursuing arrangements with software companies toward development of a prototype bioinformatics interface for the IFP-dBase, which could be introduced during 1998. The Company expects that substantial funding will be required in order to develop the prototype and to pursue further research to identify protein-protein interactions which would be useful in and necessary to a commercially viable bioinformatics database. Funding is being sought from collaborators in the development of the AxCell program, from venture capital funds, or from other sources, including corporate resources if adequate to provide such funding. No assurance can be provided that the program will be developed or that CYTOGEN will retain substantially all ownership or even a majority interest of AxCell.

     ALT Treatment for mRCC. ALT treatment for mRCC (kidney cancer which has spread to other parts of the body) is a proprietary immunotherapy developed by Cellcor which uses a patient's own white blood cells to augment his or her immune system and thereby treat the cancer. In October 1995, patient accrual for the Phase III pivotal clinical trial was completed and in January 1997, the trial was completed. The Company believes the results of the clinical trials are favorable, but it plans to defer the submission of a BLA unless a corporate partner is obtained. Cellcor is actively pursuing development and marketing collaborations in the U.S. and Europe, as well as the possible sale of Cellcor. No assurance can be given regarding the timing or success in developing such collaborations or of a sale of this business to another healthcare company.

     Genetic Diversity Library Technology. Long-term research, much of which is preliminary, is being conducted by CYTOGEN on the GDL technology. The GDL program consists of research on long peptides that fold to form three-dimensional structures. These peptides, which are biologically produced, create vast, highly diverse compound libraries. CYTOGEN believes that the ability of these compounds to bind to predetermined sites may mediate certain therapeutic or diagnostic effects more effectively than other existing products. Unlike conventional small molecule drugs or short peptides, long peptides can act more like proteins and can fold to take on very precise biological functions such as specific recognition units ("RUs"). Depending upon the application, these RUs can act as receptors, as targeting agents, or ligands for biological receptors. In certain applications, it may be more advantageous to administer the synthetic gene ("SynGene") which encodes for the RU. Such SynGene programs are at an early stage of pre-clinical development.

     In December 1995, CYTOGEN entered into a Research and Development and Option Agreement with Elan for purposes of pursuing the use of GDL peptides as targeting agents. By combining CYTOGEN's technology with the oral drug delivery expertise of Elan, the parties are seeking to develop enhanced oral drug delivery systems. In January 1997, Elan and CYTOGEN announced that the research program had identified a group of peptides which bind to certain gastrointestinal receptors, and in animals, permit transport of particles from the lumen of the small bowel to the bloodstream. Elan exercised its option, and the parties entered into a license agreement granting Elan worldwide rights to the GDL technology for orally administered drugs that are transported across the gastrointestinal epithelium, as well as rights to other orally delivered drugs derived from the research program. The benchmarks set by CYTOGEN and Elan in the research program were substantially exceeded, indicating potential value of the technology. Further developmental efforts are being discussed between the parties.

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

     PSMA. In 1993, CYTOGEN and Memorial Sloan-Kettering Cancer Center ("MSKCC") began a development program involving PSMA and CYTOGEN's prostate cancer monoclonal antibody, CYT-351. PSMA is a unique antigen expressed in prostate cancer cells and by the normal prostate epithelial cells. In July 1996, a patent entitled "Prostate-Specific Membrane Antigen" was issued to Sloan-Kettering Institute for Cancer Research, an affiliate of MSKCC. In November 1996, CYTOGEN exercised its option for the exclusive license to this technology.

     In December 1996, CYTOGEN exclusively licensed the use of PSMA in prostate cancer vaccines for certain immunotherapeutic treatments of prostate cancer to Prostagen, Inc. ("Prostagen"), a privately held company in New York. The agreement with Prostagen provides for an up-front fee, several milestone payments throughout the development of any potential products, and royalties payable if and when products come to market. Products are currently under development by third parties in collaboration with and under license from Prostagen. Currently, a dendritic cell therapy using PSMA for treatment of prostate cancer is in Phase II clinical studies.

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

     In 1996, Targon was granted exclusive rights to certain other fields of use for the PSMA technology, including recent developments in the area of prodrugs for prostate cancer.

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

     CYTOGEN believes that certain of its technologies under development may have medical applications in various other areas, including autoimmune disorders and infectious diseases. The Company intends to expand the research and development of these technologies primarily through strategic alliances with other entities. No predictions can be made regarding the establishment or the timing of such alliances. The Company expects to devote resources to these other areas to the extent funding is available. No prediction can be made, however, as to when or whether the areas of research described above will yield new scientific discoveries, or whether such research will lead to new commercial products.


Reimbursement - Health Care Market

     The business, financial condition and results of operations of biotechnology and pharmaceutical companies, including CYTOGEN, will continue to be affected by the efforts of governments and third-party payors to contain or reduce the costs of healthcare through various means. There have been, and the Company expects that there will continue to be, federal and state proposals to implement government control of pricing and profitability of therapeutic and diagnostic imaging agents. In addition, an increasing emphasis on managed care has and will continue to increase the pressure on pricing of these products. While the Company cannot predict whether such legislative or regulatory proposals will be adopted or the effects such proposals or managed care efforts may have on its business, the announcement of such proposals and the adoption of such proposals or efforts could have a material adverse effect on the Company's business, financial condition and results of operations. Further, to the extent such proposals or efforts have a material adverse effect on other companies that are prospective corporate partners for the Company, the Company's ability to establish strategic alliances may be materially and adversely affected. In addition, sales of the Company's products will be dependent, in part, on the availability of reimbursement to the consumer from third-party payors, including Medicare, Medicaid, and private health insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. To the extent the Company succeeds in bringing products to market, there can be no assurance that these products will be considered cost-effective and that reimbursement to consumers will be available or will be sufficient to allow the Company to sell its products on a competitive basis. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that the use of the Company's products are clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which could require the Company to provide supporting scientific, clinical and cost-effectiveness data for the use of the Company's products to each payor separately. Failure of the Company to secure adequate third party reimbursement for its products would have a material adverse effect on its business, financial condition and results of operations.


Competition

     The biotechnology and pharmaceutical industries are subject to intense competition, including competition from large pharmaceutical companies, biotechnology companies and other companies, universities and research institutions. Competition with the Company's existing therapeutic products is posed by a wide variety of other firms, including firms which provide products used in more traditional treatments or therapies, such as external beam radiation, chemotherapy agents and narcotic analgesics. In addition, the Company's existing and potential competitors may be able to develop technologies that are as effective as, or more effective than those offered by the Company, which would render the Company's products noncompetitive or obsolete. Moreover, many of the Company's existing and potential competitors have substantially greater financial, marketing, sales, manufacturing, distribution and technological resources than the Company. Such existing and potential competitors may be in the process of seeking FDA or foreign regulatory approval for their respective products or may also enjoy substantial advantages over the Company in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels. In addition, many of these companies may have more experience in establishing third-party reimbursement for their products. Accordingly, there can be no assurance that the Company will be able to compete effectively against such existing or potential competitors or that competition will not have a material adverse effect on the Company's business, financial condition and results of operations. See "Cancer Diagnostic
Imaging Products -- ProstaScint" and "Cancer Therapeutic Products --
Quadramet".


Research and Development

     Research and development expenditures recorded by the Company include projects conducted by the Company and payments made to sponsored research programs and consultants. CYTOGEN's expenses for research and development activities (including customer sponsored programs) were $25.8 million, $20.9 million and $22.6 million in 1997, 1996 and 1995, respectively. These expenses principally reflect product development efforts and support for various ongoing clinical trials. Research and development expenditures for customer sponsored programs were $1.5 million, $1.1 million and $200,000 in 1997, 1996 and 1995, respectively. The Company intends to pursue research and development activities which display commercial potential and to review all of its programs to determine whether possible market opportunities, near and longer term, provide an adequate return to the Company to justify the commitment of human and economic resources to their continuation or initiation, as the case may be.


Targon Corporation

     Targon Corporation, formed in September 1996, is a company focused on the rapid development, registration, manufacturing and commercialization of oncology products. Targon was created by CYTOGEN in collaboration with Elan and, at year end 1997, was a majority-owned subsidiary of CYTOGEN. On March 31, 1998, Elan exchanged its shares of the Company's Series A and thereby acquired 50% of CYTOGEN's 99.75% ownership of Targon, as contemplated by the terms of such Series A. Targon has various products, including: EL530, EL532, MorphelanTM, ProstatecTM, OncotecTM and certain PSMA technology. Additional products may be added through the in-licensing of late stage oncology products.

     EL530 and EL532 are agents being developed for the treatment of solid and hematologic malignancies. These agents are believed to have the potential to inhibit the growth of cells from a wide range of cancers. Currently, Phase I and II clinical trials are being directed by the National Cancer Institute. Prostatec is similar to CYTOGEN's ProstaScint prostate cancer imaging agent but it utilizes Technetium-99 as the imaging radioisotope instead of Indium-111. An Investigational New Drug ("IND") application for Prostatec was submitted in October 1997. Prostatec is currently being evaluated in a Phase II study. Oncotec is a second generation version of CYTOGEN's OncoScint CR/OV diagnostic imaging agent for colorectal, ovarian and breast cancers. OncoTec is in the preclinical stage of product development. Targon has exclusive rights to those fields of use of PSMA technology not already licensed to third parties, including the area of prodrugs for prostate cancer. See "Research and Development -- PSMA." Prodrugs have been designed to have low toxicity in the body except when in the vicinity of prostate cancer cells.

     In July 1997, Targon acquired from Elan an exclusive worldwide license for Morphelan for an up-front license cash payment of $7.5 million (see Note 9 to the Consolidated Financial Statements). The related technology will be utilized by Targon in the development and clinical trial testing of an opioid therapy for treating moderate to severe pain. Given the development stage status of the related technology, the $7.5 million license fee payment was recorded as an in-process research and development charge in the 1997 statement of operations. Additional payments may be due Elan by Targon if certain milestones are met.

     In January 1998, Targon entered into an agreement with Duke University Medical Center ("Duke") under which Targon will provide up to $3.75 million to Duke over a three year period to support research and testing with respect to anti-cancer drugs. In exchange, Targon will receive an option to license products from funded programs and a right to first review as to licenses for certain other inventions in the field of cancer during the three year term of the agreement. Funding for contributions during 1998 will be made from Targon's restricted cash reserve. The Company believes that this agreement provides Targon with a potential source of new products from one of the nation's leading cancer centers.

     In connection with the formation of Targon, CYTOGEN completed a sale of registered Common Stock to Elan for $5 million and the Series A for $5 million, which funds are being used to fund Targon.
On March 31, 1998 Elan exchanged the Series A for 50% of CYTOGEN's interest in Targon. As of December 31, 1997, the significant asset of Targon is restricted cash. Elan is entitled through March 31, 2003 to exercise a warrant to purchase up to 1 million shares of CYTOGEN common stock, at an exercise price per share which escalates from $9.00 to $14.00 over the term of the warrant. See Notes 2 and 11 to the Consolidated Financial Statements.

     CYTOGEN is negotiating to divide Targon assets and liabilities between CYTOGEN and Elan in keeping with CYTOGEN's continuing review of its business opportunities and use of funds. The Company can provide no assurance as to its continuing interest in Morphelan, or the Duke University sponsored research program, or other products in development by Targon.


CytoRad Incorporated

     In February 1995, CYTOGEN completed its acquisition of CytoRad Incorporated (CytoRad") by merging CytoRad with and into a wholly-owned subsidiary of CYTOGEN. As a result of the acquisition, CYTOGEN reacquired all rights it had previously licensed to CytoRad. In addition, as a result of the merger, $11.7 million of CytoRad's cash and securities, before payment of certain of CYTOGEN's transaction costs, were acquired by the Company. See Note 4 to the Consolidated Financial Statements.


Cellcor, Inc.

     In October 1995, CYTOGEN completed its acquisition of Cellcor. As a result of its merger with Cellcor (the "Cellcor Merger"), CYTOGEN (i) issued 4,713,564 shares of Common Stock to acquire Cellcor (see Notes 1 and 4 to the Consolidated Financial Statements), (ii) issued 5,144,388 shares of Common Stock in connection with a related subscription offering, which raised a total of $20.0 million and (iii) reserved for issuance up to 606,952 shares of Common Stock issuable upon the exercise of Cellcor stock options. See Note 4 to the Consolidated Financial Statements.


Manufacturing

     CYTOGEN has established a limited commercial-scale current good manufacturing practices ("cGMP") manufacturing capacity in Princeton for the manufacturing of its products. An Establishment License Application ("ELA") for the facility for the manufacture of its products was approved by the FDA for the manufacture of ProstaScint in October 1996 and for manufacture of OncoScint in December 1992. It is expected that this facility will allow CYTOGEN to meet its projected production requirements for ProstaScint and OncoScint for the foreseeable future, although no assurances can be given to that effect. In November 1997, the Federal Food, Drug and Cosmetic Act (the "FD&C Act") was amended to make the approval and review process for biologics more similar to that for drugs. The new law requires only one license to market a biological product, a BLA, eliminating the need for separate license for the facility. Therefore, while CYTOGEN will continue to maintain compliance with cGMPs, under the new law, it is not required to obtain separate licenses of its commercial manufacturing facilities in the future. Moreover, CYTOGEN will retain the status of having met the FDA's establishment licensing requirements which it believes is an important competitive advantage in attracting contract manufacturing business (discussed below). The annual production capacity of the facility is approximately 100,000 OncoScint or ProstaScint kits. In 1997 and 1996, the facility was utilized approximately 15% and 20%, respectively, for manufacture of CYTOGEN's products.

     There has been a strong trend toward outsourcing of manufacturing and development services by companies in the drug and biotechnology sectors of the pharmaceutical industry in the past few years. CYTOGEN offers excess capacity in its cGMP compliant manufacturing facility to prospective client companies that are seeking an outsourcing solution for the manufacture of their products. With its manufacturing facility, and its cGMP status, CYTOGEN has been able to attract clients that are seeking a third-party manufacturing outsourcing option for manufacture of low volumes of sterile, preservative-free liquid formulations of biological products. Contract manufacturing activities are supported by CYTOGEN's quality control groups that perform raw material and product testing, monitoring of environmental conditions in the manufacturing facility and review of manufacturing documentation and quality assurance functions.
CYTOGEN currently provides development and manufacturing services to eleven customers. For the year ended December 31, 1997and 1996 the Company's contract manufacturing revenues were approximately $984,000 and $405,000, respectively. The Company plans to utilize its contract manufacturing revenues to develop this line of business and to offset fixed costs associated with the operation and maintenance of its manufacturing facility.


Raw Materials and Suppliers

     The active raw materials used in the manufacture of the Company's products include different antibodies. CYTOGEN has both exclusive and non-exclusive license agreements which permit the use of specific monoclonal antibodies in its products. CYTOGEN's first product, OncoScint CR/OV, uses the same monoclonal antibody which has been supplied in clinical quantities and is being supplied in commercial quantities by a single contract manufacturer, Lonza Biologics (which acquired the Company's former supplier, Celltech, in 1996), through a shared manufacturing agreement. CYTOGEN anticipates that the supplier will be able to meet CYTOGEN's needs for commercial quantities of monoclonal antibody.

     CYTOGEN currently has the in-house production capacity necessary to produce projected commercial quantities of monoclonal antibody for manufacture of ProstaScint.

     The Company's products must be manufactured either internally or through third-party manufacturers in compliance with regulatory requirements and at commercially acceptable costs. Quadramet is manufactured by DuPont Merck pursuant to an agreement with CYTOGEN. While the Company believes that its manufacturing operations currently address the Company's needs for its other products, there can be no assurance that the Company will be able to continue to manufacture such products on a commercially reasonable basis, that the Company will have the capacity to manufacture additional products and product candidates or successfully outsource such manufacturing needs. The failure of the Company to successfully manufacture or arrange for the manufacture of its products and product candidates would have a material adverse effect on the Company's business, financial condition and results of operations.

     In addition, certain components of Quadramet, particularly Sm-153 and EDTMP, are provided to DuPont Merck by sole source suppliers. Due to its radiochemical properties, Sm-153 must be produced on a weekly basis by its supplier in order to meet DuPont Merck's manufacturing requirements. On one occasion, DuPont Merck was unable to manufacture Quadramet on a timely basis due to the failure of the sole source supplier to provide an adequate supply of Sm-153. In the event that DuPont Merck is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, DuPont Merck would be unable to manufacture Quadramet on a timely and cost-competitive basis. In addition, alternative sources for certain of these components may not be readily available. Thus, the loss by DuPont Merck of its sources for such components could result in an interruption of supply and could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company and its third party manufacturers are required to adhere to FDA regulations setting forth requirements for cGMP and similar regulations in other countries, which include extensive testing, control and documentation requirements. Ongoing compliance with cGMP, labeling and other applicable regulatory requirements is monitored through periodic inspections and market surveillance by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure of the Company and its third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on the Company, including fines, injunctions, civil penalties, failure of the government to grant premarket clearance or premarket approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.


Patents and Proprietary Rights

     Consistent with industry practice, the Company has a policy of using patent and trade secret protection to preserve its right to exploit the results of its research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating the Company's proprietary technology.

     The Company's policy is to protect aggressively its proprietary technology by selectively seeking patent protection in a worldwide program. In addition to the U.S., CYTOGEN files patent applications in Canada, major European countries, Japan and additional foreign countries on a selective basis to protect inventions important to the development of its business. CYTOGEN believes that the countries in which it has obtained and is seeking patent coverage for its proprietary technology represent the major focus of the pharmaceutical industry in which CYTOGEN and certain of its licensees will market its and their respective products.

     CYTOGEN holds 31 current U.S. patents and 66 current foreign patents. CYTOGEN has filed and currently has pending a number of additional U.S. and foreign patent applications, covering certain aspects of its technology for diagnostic and therapeutic products, and the methods for their production and use. CYTOGEN intends to file patent applications with respect to subsequent developments and improvements when it believes such protection is in the best interest of CYTOGEN.

     CYTOGEN is the exclusive licensee of certain patents and patent applications held by the University of North Carolina at Chapel Hill covering GDL technology. CYTOGEN holds an exclusive license under certain patent and patent applications held by MSKCC covering PSMA. CYTOGEN is the exclusive licensee of certain U.S. patents and applications held by Dow covering Quadramet.

     Targon is the exclusive licensee of certain patents and patent applications held by CYTOGEN and Elan. Negotiations between CYTOGEN and Elan with respect to a sale of Targon and division of its assets may cause the transfer or termination of certain of these licenses. See "Targon Corporation".

     CYTOGEN may be entitled under certain circumstances to seek extension of the terms of its patents. See "Government Regulation and Product Testing--FDA Approval".

     The Company also relies upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically enters into confidentiality agreements with its licensees and any scientific consultants, and each of CYTOGEN's employees have entered into agreements with the companies requiring that they forbear from disclosing confidential information of the companies, and assign to the companies all rights in any inventions made while in their employ. The Company believes that its valuable proprietary information is protected to the fullest extent practicable; however, there can be no assurance that (i) any additional patents will be issued to the Company in any or all appropriate jurisdictions, (ii) litigation will not be commenced seeking to challenge the patent protection or such challenges will not be successful, (iii) the Company's processes or products do not or will not infringe upon the patents of third parties, or (iv) the scope of patents issued will successfully prevent third parties from developing similar and competitive products. It is not possible to predict how any patent litigation will affect the Company's efforts to develop, manufacture or market its products.

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

     ProstaScint and OncoScint are registered trademarks of CYTOGEN. PIE and SynGene are trademarks of CYTOGEN, pending registration. Quadramet is a trademark of Dow, licensed to CYTOGEN.


Government Regulation and Product Testing

     The development, manufacture and sale of medical products utilizing the Company's technology are governed by a variety of statutes and regulations in the U.S. and by comparable laws and agency regulations in most foreign countries.

     The FD&C Act requires that the Company's products be manufactured in FDA registered facilities subject to inspection. The manufacturer must be in compliance with cGMP which imposes certain procedural and documentation requirements upon the Company and its manufacturing partners with respect to manufacturing and quality control activities. Noncompliance with cGMP can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for drugs, withdrawal of marketing approvals and criminal prosecution. Any failure by the Company or its manufacturing partners to comply with the requirements of cGMP could have a material adverse effect on the Company's business, financial condition and results of operations.

     FDA Approval. The major regulatory impact on the diagnostic and therapeutic products in the U.S. derives from the FD&C Act and the Public Health Service Act, and from FDA rules and regulations promulgated thereunder. These laws and regulations require carefully controlled research and testing of products, government notification, review and/or approval prior to marketing the products, inspection and/or licensing of manufacturing and production facilities, adherence to good manufacturing practices, compliance with product specifications, labeling, and other applicable regulations.

     The medical products which the Company applies its technology are subject to substantial governmental regulation and may be classified as new drugs or biologics under the FD&C Act. FDA and similar health authorities in most other countries must approve or license the diagnostic and therapeutic products before they can be commercially marketed. In order to obtain FDA approval, an applicant must submit, as relevant for the particular product, proof of safety, purity, potency and efficacy. In most cases such proof entails extensive pre-clinical, clinical and laboratory studies. The studies and the preparation and prosecution of those applications by FDA is expensive and time consuming, and may take several years to complete. Difficulties or unanticipated costs may be encountered by the Company or its licensees in their respective efforts to secure necessary governmental approval or licenses, which could delay or preclude the Company or its licensees from marketing their products. Limited indications for use or other conditions could also be placed on any such approvals that could restrict the commercial applications of such products. With respect to patented products or technologies, delays imposed by the government approval process may materially reduce the period during which the Company will have the exclusive right to exploit them, because patent protection lasts only for a limited time, beginning on the date the patent is first granted in the case of U.S. patent applications filed prior to June 6, 1995, and when the patent application is first filed in the case of patent applications filed in the U.S. after June 6, 1995, and applications filed in the

European Economic Community. The Company intends to seek to maximize the useful life of its patents under the Patent Term
Restoration Act of 1984 in the U.S. and under similar laws if available in other countries.

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

     The Prescription Drug User Fee Act and subsequently, the Food and Drug Administration Modernization Act of 1997 have established application review times for both NDAs and BLAs. For new drugs and biologics, FDA is to review and make a recommendation for approval within 12 months. For drugs and biologics designated as "priority," the review time is six months.

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

     Orphan Drug Act. The Orphan Drug Act is intended to provide incentives to manufacturers to develop and market drugs for rare diseases or conditions affecting fewer than 200,000 persons in the U.S. at the time of application for orphan drug designation. A drug that receives orphan drug designation and is the first product to receive FDA marketing approval for a particular indication is entitled to orphan drug status, a seven-year exclusive marketing period in the U.S. for that indication. Clinical testing requirements for orphan drugs are the same as those for products that have not received orphan drug designation. OncoScint CR/OV has received an orphan drug designation for the detection of ovarian carcinoma. Under the Orphan Drug Act, the FDA cannot approve any application by another party to market an identical product for treatment of an identical indication unless (i) such party has a license from the holder of orphan drug status, or (ii) the holder of orphan drug status is unable to assure an adequate supply of the drug. However, a drug that is considered by FDA to be different from a particular orphan drug is not barred from sale in the U.S. during such seven-year exclusive marketing period even if it receives marketing approval for the same product claim. Targon received orphan drug designation for EL530 in March 1998 for the treatment of primariy or recurrent malignant glioma.

     Other Regulations. In addition to regulations enforced by FDA, the Company is also subject to regulation under the state and local authorities and other federal agencies including Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and Nuclear Regulatory Commission.

     Foreign Regulatory Approval. Prior to marketing its products in Western Europe and certain other countries, the Company will be required to receive the favorable recommendation of the Committee for Proprietary Medicinal Products, or CPMP, followed by the appropriate government agencies of the respective countries. Substantial requirements, comparable in many respects to those imposed under the FD&C Act, will have to be met before commercial sale is permissible in most countries. There can be no assurance, however, as to whether or when governmental approvals (other than those already obtained) will be obtained or as to the terms or scope of those approvals.


Customers

     In 1997, the Company received 62% of its total product related, license and contract revenues from three (3) customers:
DuPont Merck; Elan; and Medi-Physics, Inc., a chain of radiopharmacies (see Note 7 to the Consolidated Financial
Statements).


Employees

     As of December 31, 1997, the Company employed 167 persons full-time, of whom 18 were engaged in research and development activities, 41 in operations and manufacturing, 29 in clinical and regulatory activities, 24 in administration and management, 23 in marketing, 28 in Cellcor's operations and 4 in Targon's operations. The Company believes that it has been successful in attracting skilled and experienced employees; however, competition for such personnel is intense.

     Dr. John E. Bagalay, a member of the Board of Directors of the Company, has been elected to serve as President and Chief Executive Officer on an interim basis pending recruitment of a candidate for the Chief Executive Officer position. Dr. Thomas J. McKearn, the Company's previous Chairman, President and Chief Executive Officer resigned from those positions and returned to a scientific role in the Company. Mr. William C. Mills III was elected Chairman of the Board of Directors, a role he previously occupied from January 1995 to May 1996. The Board of Directors is currently engaged in a search for a Chief Executive Officer. Dr. Bagalay is also serving as Chief Financial Officer on an interim basis, pending recruitment of a candidate for that position. No assurance can be given as to the Company's ability to locate or secure the employment of a suitably qualified candidate, on a timely basis, or at all.

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

     The Company has entered into arrangements with third parties to promote, market and distribute OncoScint CR/OV and ProstaScint, and Quadramet. The Company will be dependent upon the expertise and dedication of sufficient resources by these distributors in marketing these products. There can be no assurance regarding the success of the Company's distributors in obtaining marketing approvals in additional foreign jurisdictions, in achieving milestones and achieving sales of products resulting in royalty and other payments to the Company.

     The Company's current research products are at an early stage of development and will require significant additional research and development efforts and a commitment of substantial funds prior to any possible commercialization, including extensive preclinical and clinical testing as well as lengthy regulatory clearance. Any delays, difficulties or failure to obtain regulatory approval for the Company's products, would impact the Company's results of operations. There can be no assurance that the Company's research and development efforts will be successful, that any of its potential products will prove to be safe and efficacious in clinical trials or that such efforts will result in commercially successful products.

     In addition, the Company's current research products are subject to, or the Company is seeking possible, research and development and licensing arrangements with third party collaborators. Therefore, the Company is and may be dependent upon the expertise and dedication of sufficient resources by third parties to develop and commercialize products based on the Company's technologies. Should a collaborative partner fail to develop or commercialize a product, the Company may not receive any future revenues from that product. There can be no assurance that any such development or commercialization would be successful.

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

     The Company's success will also be influenced by certain issues arising in connection with the Company's patent and proprietary technology and certain competitive factors. See "Patents and Proprietary Information" and "Competition".


Item 2.  Properties

     The Company's corporate headquarters is located in Princeton, New Jersey. CYTOGEN currently leases approximately 104,100 square feet of administrative, laboratory and manufacturing space in three locations in Princeton. The lease for its 56,900 square foot laboratory and manufacturing facility in Princeton will expire on

February 28, 2003 and provides two 5-year renewal options. The lease for CYTOGEN's 22,700 square foot office space in Princeton will expire on August 31, 2002. In February 1998, CYTOGEN subleased an additional 5,100 square foot office space in Princeton which will expire on March 31, 2000, with a non-exclusive option to extend to September 30, 2000. CYTOGEN also leases 19,400 square feet at a third location in Princeton, under a lease which will expire in December 1999. This third location is used for laboratories and support for production of commercial product. CYTOGEN expects to remain in the Princeton area for the foreseeable future. As of December 31, 1997, the Company had invested approximately $10 million for improvements in these buildings it occupies.

     Cellcor leases 21,500 square feet in Newton, Massachusetts, which houses all of Cellcor's administrative staff and research and operations groups. The lease for this facility will expire on February 29, 2000. The Company has not determined what disposition will be made of this facility pending resolution of plans with respect to Cellcor operations. See "Item 1. Business -- General".


     The Company believes its facilities are in good operating condition and that all real property and equipment are adequate for all present and proposed uses thereof.


Item 3.  Legal Proceedings

     During March 1998, a lawsuit was instituted against the Company in the Federal District Court for the Eastern District of Pennsylvania by Quaker Capital Group ("Quaker"), claiming rights to fees in connection with a financing concluded by the Company in December 1997, based on an financing engagement entered with Quaker during 1997. The Company believes it has substantial defenses to the claims and intends to defend against the lawsuit aggressively. In the opinion of management, based upon advice of counsel, the Company does not believe that the claim is likely to have a materially adverse effect on the Company's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

None

                  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their respective ages and positions with the Company as of March 1, 1998 are as follows:


        Name                         Age                Position
        ----                         ---                --------
William C. Mills III                 42         Chairman of the Board of Directors

John E. Bagalay, Jr.                 64         President, Chief Executive Officer and
                                                Chief Financial Officer

Robert J. Broeze                     45         Vice President, Operations

Donald F. Crane                      47         Vice President, General Counsel and Secretary

Jane M. Maida                        42         Chief Accounting Officer, Corporate Controller and
                                                Assistant Secretary

Graham S. May                        49         Vice President, Medical Affairs and
                                                Business Development

Thomas J. McKearn                    49         President, Cellcor, Inc.

Frederick M. Miesowicz               49         Vice President and Vice President and General
                                                Manager of Cellcor, Inc.

John D. Rodwell                      51         Sr. Vice President and Chief Scientific Officer

Michael A. Trapani                   43         Vice President, Regulatory Affairs and
                                                Quality Assurance


     All executive officers are elected annually by the Board of Directors. There is no family relationship among any of the executive officers or directors.


Business Experience

     William C. Mills III has been Chairman of the Board since January 1998, has been a director of the Company since July 1983 and served as Chairman of the Board of the Company from January 1995 through May 1996. He is currently a director of Transcend Therapeutics and from April 1994 through May 1996, he served as Chairman of the Board of Transcend Therapeutics. Since April 1, 1988, he has been a General Partner of The Venture Capital Fund of New England, Boston, Massachusetts, a series of private venture capital partnerships. Prior to that, Mr. Mills was a General Partner of PaineWebber Ventures, and certain of its predecessor partnerships since April 1981. He is also a director of several private companies. Mr. Mills holds an A.B. degree from Princeton University, an S.M. degree in Chemistry from The Massachusetts Institute of Technology, and an S.M. degree in Management from M.I.T.'s Sloan School of Management.

     John E. Bagalay, Jr. has been a director of the Company since October 1995 and was appointed interim Chief Financial Officer in October 1997 and interim President and Chief Executive Officer in January 1998. Dr. Bagalay was a director of Cellcor prior to the Company's acquisition of Cellcor in October 1995. He has served as the Managing Director of Community Technology Fund, the venture capital affiliate of Boston University, since September 1989. Dr. Bagalay has also served as General Counsel for Texas Commerce Bancshares, for Houston First Financial Group, and for Lower Colorado River Authority, a regulated electric utility. Dr. Bagalay currently also serves on the boards of directors of Wave Systems Corporation and several privately-held companies in the biotechnology industry. Dr. Bagalay holds a B.A. in Politics, Philosophy and Economics and a Ph.D. in Political Philosophy from Yale University, and a J.D. from the University of Texas. Dr. Bagalay is serving in these capacities pending recruitment of candidates for these positions on a permanent basis.

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

     Donald F. Crane, Jr. joined CYTOGEN in June 1997 as Vice President, General Counsel and Corporate Secretary. Most recently, Mr. Crane was Senior SEC Counsel for U.S. Surgical Corporation since 1993. Previously, Mr. Crane was Assistant Secretary and Corporate Counsel at BellSouth Corporation in Atlanta, Georgia.
Mr. Crane holds a Bachelors degree in Communications from the University of Georgia and a J.D. degree from the University of Georgia School of Law.

     Jane M. Maida joined CYTOGEN in March 1997 as Chief Accounting Officer, Corporate Controller and Assistant Secretary. Before joining CYTOGEN, Ms. Maida served as Chief Financial and Information Officer for Mustard Seed, Inc., a behavioral health care company, from 1995. Prior to that position, she was Chief Financial Officer of Morphogenesis, Inc., a biotechnology company focused on cellular immunology. From 1986 to 1994, Ms. Maida was Corporate Controller and Assistant Secretary for The Liposome Company, Inc., a biotechnology company. Ms. Maida holds a B.S. in Education from the University of Pennsylvania and a M.S. in Accounting from the State University of New York at Albany. She is also a Certified Public Accountant.

     Graham S. May joined CYTOGEN in January 1997 as Vice President, Medical Affairs. In February 1998, he assumed additional responsibilities for corporate business development. Most recently, he was a Principal in the Global Health Care Practice of Gemini Consulting Inc., an international management consultant company, from 1995 to 1996. Prior to that, Dr. May was with Pharmacia, U.S., for almost 10 years, first as Medical Director of the Hospital Products division, and finally as Executive Medical Director of Kabi Pharmacia, Inc. Dr. May has been a visiting scientist at the Clinical Trials Branch, National Heart, Lung, and Blood Institute at the National Institutes of Health. He has also worked with AKZO and Ciba-Geigy in Europe, as well as Hoechst-Roussel Pharmaceuticals in the U.S. Dr. May holds undergraduate and medical degrees from Cambridge University, England, and is a member of the Faculty of Pharmaceutical Medicine.

     Thomas J. McKearn joined CYTOGEN in July 1981 as Vice President, Research and Development. He assumed a full-time role as President of Cellcor, Inc. in January 1998 and is expected to return to CYTOGEN in a scientific role. He served as CYTOGEN's Chairman from May 1996 through January 1998, Chief Executive Officer from January 1994 through January 1998 and as President of CYTOGEN from September 1991 through January 1998. Dr. McKearn previously served as Executive Vice President of CYTOGEN from June 1990 to August 1991 and Senior Vice President, Scientific Affairs of CYTOGEN through June 1990. He has been a director of CYTOGEN since 1981. Dr. McKearn has also served as a director of Targon since 1996 and as President and a director of Cellcor since 1995. From 1978 until he joined CYTOGEN, Dr. McKearn was an Assistant

Professor in the Department of Pathology at the University of Pennsylvania and Head of the Immunoprotein Laboratory at the Hospital of the University of Pennsylvania. He retains a position as Adjunct Associate Professor in the Department of Pathology at the University of Pennsylvania. Dr. McKearn is a member of the Scientific Advisory Board for Rider College. Dr. McKearn holds a B.A. degree from Indiana University, a Ph.D. degree in Immunology from the University of Chicago and an M.D. degree from the Pritzker School of Medicine at the University of Chicago.

     Frederick M. Miesowicz joined CYTOGEN in October 1995 as Vice President. He also serves as Vice President and General Manager of Cellcor. Prior to joining CYTOGEN, Dr. Miesowicz served as Cellcor's Senior Vice President of Scientific Affairs since October 1992. Dr. Miesowicz has an extensive background in cellular therapies. Prior to joining Cellcor, he managed the U.S. and European SteriCell Division of Terumo Medical Corp. and was with E.I. DuPont de Nemours & Company for over 14 years. In 1986, he assumed development responsibility for DuPont's cellular therapy business, working with the National Cancer Institute and others on ex vivo immunotherapies (lymphokine activated killer cells and tumor infiltrating lymphocytes for cancer). He holds a B.S. in Chemistry from Siena College and a Ph.D. in Chemistry from Harvard University.

     John D. Rodwell joined CYTOGEN in September 1981. He served as Director, Chemical Research, then as Vice President, Discovery Research from 1984 to 1989, and as Vice President, Research and Development from 1989 to July 1996, at which time he assumed his present responsibilities as Sr. Vice President and Chief Scientific Officer. Dr. Rodwell has also served as Chief Executive Officer and a director of AxCell since 1996. From 1980 to 1981, Dr. Rodwell was a Research Assistant Professor and, from 1976 to 1980, he was a postdoctoral fellow, both in the Department of Microbiology at the University of Pennsylvania School of Medicine, where he currently is an Adjunct Associate Professor in the Department of Microbiology. He holds a B.A. degree from the University of Massachusetts, an M.S. degree in Organic Chemistry from Lowell Technological Institute and a Ph.D. degree in Biochemistry from the University of California at Los Angeles.

     Michael A. Trapani joined CYTOGEN in January 1996 as Director, Regulatory Affairs & Quality Assurance and held that position until his promotion in March 1998 to Vice President, Regulatory Affairs
& Quality Assurance. In his current position, he is responsible for regulatory and quality activities world-wide. Mr. Trapani has approximately 20 years experience in the pharmaceutical industry with the majority of his experience in the drug approval area.
Most recently, he was Senior Director, Regulatory Affairs for Pharmacia Adria in Columbus, OH. Prior to that position, he held the position of Executive Director, Regulatory Affairs at Kabi Pharmacia in Piscataway, NJ. Mr. Trapani started his career with FDA. Mr. Trapani holds a BS degree in Biology from Brooklyn College and an MBA degree from Seton Hall Graduate School of Business.


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


1996                                              High         Low
----                                              ----         ---
First Quarter . . . . . . . . . . . . . . . . .   10           5 1/8
Second Quarter. . . . . . . . . . . . . . . . .   9 1/2        5 13/16
Third Quarter . . . . . . . . . . . . . . . . .   9            5 3/16
Fourth Quarter. . . . . . . . . . . . . . . . .   7 7/8        4 7/16

1997
----
First Quarter . . . . . . . . . . . . . . . . .   6 1/2        4 3/4
Second Quarter. . . . . . . . . . . . . . . . .   6 5/16       4 11/16
Third Quarter . . . . . . . . . . . . . . . . .   5 1/16       3 5/8
Fourth Quarter. . . . . . . . . . . . . . . . .   4 3/4        1 7/16


     As of February 27, 1998 there were approximately 5,283 holders of record of the Common Stock.

     CYTOGEN has not paid any cash dividends on its Common Stock since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Declaration of dividends on the Common Stock will depend, among other things, upon future earnings, the operating and financial condition of the Company, its capital requirements, and general business conditions.

     For information concerning the issuance of the shares of CYTOGEN's Series A and Series B Convertible Preferred Stock issued under Section 4(2) of the Securities Act, see "Business -- Targon Corporation" and Note 11 to the Consolidated Financial Statements, respectively.

Item 6.  Selected Financial Data

          The following selected financial information has been derived from the consolidated financial statements of the Company for each of the five fiscal years in the period ended December 31, 1997, which have been audited by Arthur Andersen LLP, the Company's independent public accountants. The consolidated financial summaries set forth below should be read in conjuction with the consolidated financial statements, including the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information provided elsewhere in this report.


                                              1997       1996(1)      1995         1994       1993
                                            ----------------------------------------------------------
                                                (All amounts in thousands, except per share data)

Consolidated Statements of Operations Data:
Product related . . . . . . . . . . . . .   $ 8,534     $ 1,507     $ 1,377     $ 1,411     $ 1,591
License and contract  . . . . . . . . . .     5,886       4,223       3,608       1,047       8,763
                                             -------     -------     -------     -------     -------
  Total Revenues  . . . . . . . . . . . .    14,420       5,730       4,985       2,458      10,354
                                             -------     -------     -------     -------     -------

Research and development . .  . . . . . .    25,758      20,915      22,594      20,321      24,844
Acquisition of in-process technology. . .     7,500           -      45,878       4,647           -
Selling and marketing . . . . . . . . . .     5,492       4,143       4,493       5,536       9,399
General and administrative. . . . . . . .     6,948       5,534       4,804       3,962       7,016
                                            --------     -------     -------     ------     -------
  Total Operating Expenses  . . . . . . .    45,698      30,592      77,769      34,466      41,259
                                            --------     -------     -------     ------     -------

  Operating Loss. . . . . . . . . . . . .   (31,278)    (24,862)    (72,784)    (32,008)    (30,905)
Non-operating income (expense). . . . . .       566       1,096         264        (798)      1,676
                                            --------    --------    --------    --------    --------

Net loss. . . . . . . . . . . . . . . . .   (30,712)    (23,766)    (72,520)    (32,806)    (29,229)
Dividends including deemed dividends on
   Preferred Stock. . . . . . . . . . . .    (1,352)     (4,571)          -           -           -
                                            --------    --------    --------    --------    --------

Net loss to common stockholders . . . . .  $(32,064)   $(28,337)   $(72,520)   $(32,806)   $(29,229)
                                           =========   =========   =========   =========   =========
Basic and diluted net loss
  per common share. . . . . . . . . . . .  $  (0.63)   $  (0.59)   $  (2.11)   $  (1.38)   $  (1.38)
                                           =========   =========   =========   =========   =========
Basic and diluted weighted average
   common shares outstanding. . . . . . .    51,134      48,401      34,333      23,822      21,121
                                           =========   =========   =========   =========   =========

Consolidated Balance Sheets Data:
Cash and short term investments . . . . .   $ 7,401     $24,765     $28,752     $ 7,700     $23,764
Restricted cash . . . . . . . . . . . . .    10,486       9,916         383           -           -
Total assets. . . . . . . . . . . . . . .    27,769      41,944      37,149      19,690      34,635
Long term liabilities . . . . . . . . . .     7,615       1,855       3,275       4,310         192
Redeemable common stock . . . . . . . . .         -           -           -       2,000       2,000
Stockholders' equity. . . . . . . . . . .     9,983      32,927      25,276       4,368      21,731


(1) Restated to give retroactive effect to the change in accounting for its convertible security having a beneficial conversion feature. See Note 11 to the Consolidated Financial Statements.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

  From time to time, as used herein, the term "Company" may include CYTOGEN Corporation ("CYTOGEN") and its subsidiaries AxCell Biosciences Corporation ("AxCell"), Cellcor Inc. ("Cellcor") and

Targon Corporation ("Targon"), taken as a whole, where appropriate.


Results of Operations

  Background. To date, the Company's revenues have resulted primarily from (i) sales of ProstaScint and OncoScint, (ii) royalties earned on Quadramet sales by The DuPont Merck Pharmaceutical Company ("DuPont Merck"), (iii) the cost recovery related to the treatment of patients receiving autolymphocyte therapy ("ALT") for metastatic renal cell carcinoma ("mRCC") under a Treatment Investigational New Drug ("Treatment IND") program and compassionate protocol which permits patients who do not qualify for or have completed treatment under an ongoing study approved by U.S. Food and Drug Administration ("FDA") to receive treatment,
(iv) payments received from contract manufacturing and research services pursuant to agreements, and (v) fees generated from the licensing of its technology and marketing rights to its products.

  In February 1997, CYTOGEN launched its second FDA-approved product, ProstaScint, a monoclonal antibody-based imaging agent developed to detect the presence and extent of metastatic prostate cancer. In connection with the launch, CYTOGEN has developed its PIE (Partners in Excellence) accreditation program by establishing a network of qualified nuclear medicine sites and physicians. Each site is trained and certified in acquiring, processing and interpreting the antibody-derived images. As of December 31, 1997 there were 175 PIE Sites in operation. ProstaScint is available for use only at qualified PIE Sites, thus providing quality control and support. C.R. Bard, Inc. ("Bard") is currently marketing ProstaScint to urologists while CYTOGEN markets ProstaScint to the medical imaging community and oncologists through its PIE Program. Both companies market ProstaScint to managed care organizations ("MCOs"). CYTOGEN's focus is to increase the MCOs' awareness of and to obtain coverage for ProstaScint while Bard is working with the MCOs to incorporate ProstaScint in the MCOs' patient practice guidelines. CYTOGEN's costs of its efforts related to marketing to MCOs are immaterial and primarily attributable to its own marketing personnel.

  In June 1997, DuPont Merck launched CYTOGEN's third FDA-approved product, Quadramet, a treatment for bone pain arising from cancers which have spread to the skeleton and that can be visualized on standard bone scans. DuPont Merck manufactures, markets and distributes Quadramet through its radiopharmaceuticals operations
in the U.S.   CYTOGEN  records royalty revenues from Quadramet
sales by DuPont Merck as they are earned. Royalties are based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater.

  On March 25, 1998, the Company announced that, based on an ongoing review and prioritization of its business opportunities, it will delay submission of a BLA for its ALT for mRCC. CYTOGEN is currently seeking potential partners for future funding and development of ALT. The Company will also consider the sale of Cellcor to another healthcare company that has an interest and resources to actively pursue FDA approval of ALT for mRCC and other indications. The Company anticipates that this action will reduce operating expenses significantly and permit allocation of additional resources to other Company priorities. ALT is a proprietary cellular therapy which has been under development by Cellcor for the treatment of mRCC, a life threatening kidney cancer, for which adequate therapies do not exist. Cellcor completed pivotal Phase III clinical trials of ALT in mRCC patients in January 1997, and the Company believes the results of the trials are favorable.

  On March 31, 1998, Elan exchanged its shares of the Company's
Series A and thereby acquired 50% of CYTOGEN's 99.75% ownership of Targon, as contemplated by the terms of such Series A (see Notes 2 and 11 to the Consolidated Financial Statements). CYTOGEN is negotiating to divide Targon assets and liabilities between the parties in keeping with CYTOGEN's continuing review of its business opportunities and use of funds.

  Revenues. Total revenues were $14.4 million in 1997, $5.7 million in 1996 and $5.0 million in 1995. Product related revenues accounted for 59%, 26% and 28% of revenues in 1997, 1996 and 1995, respectively. The 1997 growth was due to the launch and revenues generated from ProstaScint and Quadramet. License and contract revenues accounted for the remainder of revenues with 41%, 74% and 72% of the revenues in 1997, 1996 and 1995, respectively.

  Product related revenues were $8.5 million, $1.5 million and $1.4 million in 1997, 1996 and 1995, respectively. ProstaScint and Quadramet accounted for 48% and 38% of the revenues in 1997, respectively, while OncoScint accounted for 11%, 85% and 99% of the revenues in 1997, 1996 and 1995, respectively. Sales from ProstaScint were $4.1 million and $55,000, in 1997 and 1996, respectively. Revenue from royalties earned on Quadramet was $3.3 million. To date, royalties based on a percentage of sales have been less than the guaranteed contractual minimum royalties. Sales from OncoScint CR/OV were $950,000, $1.3 million and $1.4 million in 1997, 1996 and 1995, respectively. Revenues from ALT treatments for mRRC were $245,000 in 1997, $178,000 in 1996 and $16,000 in
1995. The Company can not provide any assurance that ALT revenues will continue. No significant history of revenues exists with respect to the Company's products, ProstaScint and Quadramet. The Company's future product related revenues will be dependent upon the market place acceptance of its products.

  License and contract revenues for 1997, 1996 and 1995 were $5.9 million, $4.2 million and $3.6 million, respectively, and included up-front and milestone payments, contract manufacturing and research revenues. License and contract revenues have fluctuated in the past and may fluctuate in the future. Revenues from up-front and milestone payments were $2.1 million, $845,000 and $2.1 million in 1997, 1996 and 1995, respectively. In 1997, CYTOGEN received a $2.0 million milestone payment from DuPont Merck upon FDA approval of Quadramet. In 1996, the payments were derived primarily from Bard and CIS biointernational ("CISbio"), the Company's marketing partners, and in 1995, the payments consisted primarily of $2.0 million from The Dow Chemical Company ("Dow"), which was received upon the Company's filing of the New Drug Application ("NDA") for Quadramet with FDA (see Note 6 to the Consolidated Financial Statements).

   Revenues from contract manufacturing and research revenues were $3.9 million, $3.4 million and $1.5 million in 1997, 1996, and 1995, respectively. The 1997 revenues included $1.5 million from DuPont Merck for the continued clinical development of Quadramet (see Note 5 to the Consolidated Financial Statements), $924,000 from Elan Corporation, plc and affiliated corporations (collectively, "Elan") for a combined research program between CYTOGEN and Elan to collaboratively develop orally administered products (see Note 3 to the Consolidated Financial Statements), and $984,000 from eleven contract manufacturing customers. The 1996 revenues included $1.5 million from DuPont Merck, $1.3 million from Elan, and $405,000 from three customers for contract manufacturing servives. In 1995, CYTOGEN recorded $1.3 million of research revenue from DuPont Merck.

  Operating Expenses. Total operating expenses were $45.7 million in 1997, $30.6 million in 1996, and $77.8 million in 1995. The operating expenses in 1997 reflect the Company's efforts in acquiring, developing and marketing of new products. Operating expenses included a one-time license fee of $7.5 million for the acquisition of Morphelan (see Note 2 to the Consolidated Financial Statements) and a milestone payment of $4.0 million to Dow upon FDA approval of Quadramet. The 1995 operating expenses included one-time non-cash charges of $45.9 million for acquisition of in-process technology from CytoRad Incorporated ("CytoRad") and Cellcor (see Note 4 to the Consolidated Financial Statements).
Even excluding the aforementioned one-time charges, the operating expenses in 1997 were higher than prior year periods due to product development efforts by Targon and AxCell, two new strategic business units established during the second half of 1996, higher administrative costs and increased selling and marketing efforts to promote ProstaScint and to establish and maintain PIE Sites. The operating expenses are composed of research and development expenses, acquisiton of in-process technology expenses, selling and marketing expenses, and general and administrative expenses.
The Company continues to incur significant R&D and other costs. In addition, selling and marketing expenses are expected to increase as the Company continues to generate increased revenues from its products.

  Research and development expenses were $25.8 million in 1997, $20.9 million in 1996 and $22.6 million in 1995. These expenses principally reflect product development efforts and support for various ongoing clinical trials. The 1997 research and development expenses included a one-time milestone payment of $4.0 million to Dow and increased expenses associated with the Targon and AxCell subsidiaries. In 1995 the Company charged $2.9 million to research and deveopment expenses for inventory writedowns of commercial inventory relating to OncoScint CR/OV. Excluding the aforementioned charges, the 1997 expenses were relatively consistent with those recorded in the prior years.

  Acquisition of in-process technology expenses were $7.5 million in 1997, $0 in 1996 and $45.9 million in 1995. The 1997 expense represented the one-time license fee for the exclusive worldwide rights to Morphelan purchased by Targon from Elan. Additional payments may be due to Elan by Targon if certain milestones are met. The 1995 expense included $19.7 million and $26.2 million of one-time non-cash charges representing the amounts by which the purchase prices exceeded the fair value of net assets acquired in connection with the CytoRad and Cellcor mergers, respectively. These acquisitions were recorded as in-process technology given the development stage nature of the related technology.

  Selling and marketing expenses were $5.5 million in 1997, $4.1 million in 1996 and $4.5 million in 1995. The 1997 increase from the prior year periods is primarily attributable to expenses associated with the launch of ProstaScint, including expenses to establish the PIE Program. The 1996 decrease compared to 1995 is primarily attributable to the reduction of promotional expenses associated with OncoScint CR/OV.

  General and administrative expenses were $6.9 million in 1997, $5.5 million in 1996 and $4.8 million in 1995. The increase over prior year periods is attributable to the expansion of the Company's insurance program, the addition of consultants to support the Company's investor relations efforts, and increased legal costs for general corporate purposes.

  Other Income/Expense. Net gains on investments for 1997, 1996 and 1995 were $1.2 million, $1.5 million and $857,000, respectively. The changes from the prior year periods is due primarily to changes in the average cash and short term investment balances for the periods.

  Interest expense was $601,000 in 1997, $451,000 in 1996 and $593,000 in 1995. In addition to the imputed interest on liabilities associated with CYTOGEN's termination agreements with Knoll Pharmaceuticals Company ("Knoll") and Chiron B.V. ("Chiron"), in 1997, the Company recorded $310,000 of interest expense in connection to the $10.0 million note due to Elan.

  Net Loss. Net losses to common stockholders were $32.1 million, $28.3 million and $72.5 million in 1997, 1996 and 1995, respectively. Losses per common share were $0.63, $0.59 and $2.11 in 1997, 1996, and 1995, respectively, on 51.1 million, 48.4 million and 34.3 million average common shares outstanding in each year, respectively. The 1997 loss was increased by the $1.4 million deemed and accrued dividends on the Series B Preferred Stock and the 1996 loss was increased by a $4.6 million deemed dividend on the Series A Preferred Stock (see Note 11 to the Consolidated Financial Statements). The net loss for 1996 decreased in comparison to 1995 primarily due to the 1995 charges to the statement of operations for the acquisition of in-process technology.

Liquidity and Capital Resources

  The Company's cash and short term investments were $7.4 million as of December 31, 1997, compared to $24.8 million as of December 31, 1996. The Company's restricted cash was $10.5 million and $9.9 million as of December 31, 1997 and 1996, respectively, and is used solely to fund the operations of Targon. The cash used for operating activities and purchases of property and equipment for 1997 was $31.8 million and $654,000, respectively, compared to $22.7 million and $886,000 used in 1996. The increase in cash usage for operating activities from the prior year period was primarily due to the $7.5 million license fee for Morphelan, the $4.0 million milestone payment for Dow, and increased expenses associated with Targon and AxCell. This increase is partially offset by receipts from revenues generated from ProstaScint and Quadramet in 1997.

  Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under its license agreements and interest earned on its cash and short term investments.

   In December 1997, the Company completed $7.5 million of a $20.0 million financing commitment with a group of private investors. The financing is in the form of a 6% convertible preferred stock which is convertible by the investors at any time and convertible or redeemable by the Company, at its option, in three years. The dividend is payable in cash or common stock of CYTOGEN at the Company's option at the earlier of the conversion date or when and as declared by the Board of Directors. The Company, on satisfaction of certain conditions, has the option to draw down the balance of the commitment, $12.5 million, with the same investors over the course of the next year. See Note 11 to the Consolidated Financial Statements. Currently, the Company does not meet all of the conditions to draw down additional funds.

  Quadramet. Upon FDA clearance of Quadramet in the first quarter of 1997, the product was launched by DuPont Merck in June 1997.
An agreement between CYTOGEN and DuPont Merck provides for CYTOGEN to receive from DuPont Merck royalty revenues based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater, and additional payments upon achievement of certain other milestone payments. During 1997, CYTOGEN recorded $1.5 million in license and contract revenues, $2.0 million milestone payment upon FDA approval of Quadramet and $3.3 million in royalty revenues from Quadramet sales. See Note
5 to the Consolidated Financial Statements.

  CYTOGEN acquired an exclusive license in the U.S. from Dow for Quadramet in 1993. This license was later amended in 1995 and 1996 to include additional territories and indicators. See Note 6 to the Consolidated Financial Statements. In 1997, the Company paid Dow $4.0 million in connection with FDA approval of Quadramet.
The agreement also requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. During 1997, the Company recorded $375,000 for Dow royalty expense.

   ProstaScint. ProstaScint was approved for marketing by FDA in October 1996 and was officially launched in February of 1997. Product related revenues now include sales from ProstaScint. Significant cash will be required to support the Company's marketing program and expansion and maintenance of the PIE Program.

  In August 1996, CYTOGEN entered into an agreement with Bard (the "Co-Promotion Agreement") to market and promote ProstaScint, pursuant to which Bard will make payments upon the occurrence of certain milestones, which include expansion of co-marketing rights in selected countries outside the U.S. During the term of the Co-Promotion Agreement, Bard will receive performance-based compensation for its services. In 1997, the Company recorded $586,000 for Bard commission.

  OncoScint CR/OV. To date, sales of OncoScint CR/OV have not been material and are not expected to become a significant source of cash flow in the future. In 1994, the Company reacquired all U.S. marketing rights to OncoScint from Knoll and in 1997, paid Knoll $1.6 million and is required to pay $1.7 million to Knoll in 1998. The Company will fund this payment from revenues from product sales and other sources. In 1994, the Company also reacquired the exclusive marketing and distribution rights in Europe from Chiron and in 1997 made its last payment of $377,000 to Chiron for these rights. See Note 9 to the Consolidated Financial Statements.

  In December 1995 and January 1996, CYTOGEN entered into agreements with Faulding (Canada) Inc. and CISbio, respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding and CISbio will be required to make payments for the purchase of products and royalties on net sales, if any.

  In December 1995, the Company and Elan entered into an agreement (the "Elan Agreement"), under which Elan provided funding necessary for the Company to fulfill its obligations under a research program. During 1997, CYTOGEN recorded $924,000 in contract revenues from Elan. The Company can give no assurance that such contract revenues will continue. See Note 3 to the Consolidated Financial Statements.

  In July 1997, the Company obtained a $10.0 million loan from Elan. The loan is payable in full at the end of year three and bears interest which is payable quarterly at the six month LIBOR rate plus 1% and is adjusted on a semi-annual basis. The funds were used by CYTOGEN to provide funding to Targon, including funding for the $7.5 million license fee paid by Targon to Elan (see "Results of Operation"). During 1997, the Company recorded $310,000 of interest expense in connection with the note. See
Note 9 to the Consolidated Financial Statements.

  The Company is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance.
The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance, and will include disclosure to this effect in its filings.

  The Company's capital and operating requirements may change depending upon several factors, including: (i) the success of the Company and its strategic partners in manufacturing, marketing and commercialization of its products; (ii) the amount of resources which the Company devotes to clinical evaluations and the expansion of marketing and sales capabilities; (iii) results of preclinical testing, clinical trials and research and development activities; and (iv) competitive and technological developments.

  The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products, subcontract manufacturing, license and research contracts, and control of spending. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. The Company currently has no commitments or specific plans for acquisitions or strategic alliances. However, the Company believes that, if successful, such strategies may increase long term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product related revenues are sufficient to cover operating expenses. To fund these strategic and operating activities, the Company may sell equity and debt securities as market conditions permit or enter into credit facilities.

  The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further expand its marketing, sales, manufacturing and distribution activities. The Company expects that its existing capital resources and other available sources of financing will be adequate to fund the Company's operations into 1999. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, the costs associated with the acquisition of complementary products and technologies, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress with regulatory affairs activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of its products.
To the extent that funds generated from the Company's product-related sales and license and contract revenues, together with its existing capital resources are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company has a commitment pursuant to which it may issue up to $12.5 million in additional series of convertible preferred stock, under certain conditions, however, there can be no assurance that such conditions will be met. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives are available.
If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected. However, the Company believes that it has the ability to reduce its operating expenses so that it will have adequate cash flow to sustain operations into 1999 and beyond.

                         =========================
                           Cautionary Statement

  The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the timing and results of clinical studies; (ii) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program; (iii) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (iv) the profitability of its products; (v) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates; (vi) the ability to attract additional contract manufacturing customers; (vii) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product;
(viii) the success of the Company's marketing partners in obtaining marketing approvals in Canada and in European countries, in achieving milestones and achieving sales of products resulting in royalties; and (ix) the Company's ability to access the capital markets in the near term and in the future for continued funding of existing projects and for the pursuit of new projects.

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

    None.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 (a) Documents filed as a part of the Report:

 (1) and (2)

 The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

 (3) Exhibits --
     --------

  Exhibit No.
  -----------

  2.1       -   Agreement and Plan of Merger, dated November
                15, 1994 among the registrant, CytoRad Acquisition
                Corp., a wholly-owned subsidiary of the
                registrant, and CytoRad Incorporated. Filed as an exhibit to Form 8-K dated November 15, 1994
                (Commission File No. 0-14879) and incorporated herein by reference.

  2.2.1     -   Agreement and Plan of Merger, dated June 15,
                1995 among the registrant, Cellcor Acquisition
                Corp. (formerly known as Small-C Acquisition
                Corp.), a wholly-owned subsidiary of the registrant, and Cellcor, Inc. Filed as an exhibit to Form 8-K dated June 15, 1995 (Commission File
                No. 0-14879) and incorporated herein by reference.

  2.2.2     -   First Amendment to Agreement and Plan of
                Merger, dated September 7, 1995 by and among the registrant, Cellcor Acquisition Corp. and Cellcor,
                Inc.  Filed as Annex A to the Joint Proxy
                Statement/Prospectus constituting part of the
                Registration Statement on Form S-4 (No. 33-62617) and incorporated herein by reference.

  3.1       -   Restated Certificate of Incorporation of
                CYTOGEN Corporation, as amended. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (Commission File
                No. 0-14879) and incorporated herein by
                reference.

  3.2       -   By-Laws of CYTOGEN Corporation, as amended.
                Filed as an exhibit to Form S-4 Registration
                Statement (No. 33-88612) and incorporated herein by reference.

  4.1       -   Specimen of Common Stock Certificate.  Filed
                as an exhibit to Amendment No. 1 to Form S-1
                Registration Statement (No. 33-5533) and incorporated herein by reference.

  4.2       -   Certificate of Designations, Powers,
                Preferences and Rights of the Series A Convertible and Exchangeable Preferred Stock of CYTOGEN
                Corporation.  Filed as an exhibit to Form 10-Q
                Quarterly Report for the quarter ended September
                30, 1996 (Commission File No. 0-14879) and incorporated herein by reference.

  4.3       -   Certificate of Designation of 6% Convertible
                Preferred Stock, Series B.  Filed as an
                exhibit to Form 8-K dated December 9, 1997
                (Commission File No. 0-14879) and incorporated herein by reference.

  10.1      -   Voting and Subscription Agreement, dated June
                15, 1995 among the registrant, Cellcor Acquisition
                Corp. and the entities listed on Schedule I thereto. Filed as Annex B to the Joint Proxy
                Statement/Prospectus dated July 17, 1995 and incorporated herein by reference.

  10.2      -   Form of Registration Rights Agreement for Common
                Stock between CYTOGEN Corporation and certain persons listed on Schedule A thereto. Filed as an exhibit to Form S-4 Registration Statement (No.
                33-62617) and incorporated herein by reference.

  10.3.1    -   Lease Agreement, dated as of March 16, 1987,
                by and between Peregrine Investment Partners I, as lessor, and CYTOGEN Corporation, as lessee. Filed as an exhibit to Form 10-K Annual Report for Year
                Ended January 2, 1988 (Commission File No. 0-14879) and incorporated herein by reference.

  10.3.2    -   Amendment, dated as of October 16, 1987, to
                Lease Agreement between Peregrine Investment
                Partners I and CYTOGEN Corporation. Filed as an exhibit to Form S-8 Registration Statement (No.
                33-30595) and incorporated herein by reference.

  10.4      -   Lease Agreement, dated as of February 20, 1986,
                between College Road Associates and CYTOGEN
                Corporation, as amended on June 27, 1986. Filed as an exhibit to Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (No. 33-35430) and incorporated herein by reference.

  10.5      -   Lease Agreement, dated as of November 26, 1991,
                between College Road Associates, Limited
                Partnership and CYTOGEN Corporation. Filed as an exhibit to Form 10-K Annual Report for the Year
                Ended December 28, 1991 (Commission File No. 0-14879) and incorporated herein by reference.

  10.6.1    -   1989 Employee Stock Option Plan.  Filed as an
                exhibit to Form S-8 Registration Statement (No.
                33-30595) and incorporated herein by reference.#

  10.6.2    -   CYTOGEN Corporation Standard Form Employee
                Executive Officer Incentive Stock Option
                Agreement.  Filed as an exhibit to Form 10-K
                Annual Report for the Year Ended December 29, 1990
                (Commission File No. 0-14879) and incorporated herein by reference.#

  10.6.3    -   CYTOGEN Corporation Standard Form Employee
                Executive Officer Non-Qualified Stock Option
                Agreement  Filed as an exhibit to Form 10-K Annual
                Report for the Year Ended December 29, 1990
                (Commission File No. 0-14879) and incorporated herein by reference.#

  10.7.1    -   1988 Stock Option Plan for Non-Employee
                Directors.  Filed as an exhibit to Form S-8
                Registration Statement (No. 33-30595) and incorporated herein by reference.#

  10.7.2    -   Amendment to the CYTOGEN Corporation 1988
                Stock Option Plan for Non-Employee Directors dated
                May 22, 1996.  Filed as an exhibit to Form 10-Q
                Quarterly Report for the quarter ended June 30, 1996 (Commission File No. 0-14879) and incorporated herein by reference.#

  10.7.3    -   CYTOGEN Corporation Standard Form Non-Employee
                Director Non-Qualified Stock Option Agreement.
                Filed as an exhibit to Form 10-K Annual Report for the Year Ended December 29, 1990 (Commission File
                No. 0-14879) and incorporated herein by
                reference.#

  10.7.4    -   CYTOGEN Corporation Standard Form 1992
                Employee Non-Qualified Stock Option Agreement.
                Filed as an exhibit to Form 10-K Annual Report for the Year Ended January 2, 1993 (Commission File
                No. 0-14879) and incorporated herein by
                reference.#

  10.8     -    Standard Form of Indemnification Agreement
                entered into between CYTOGEN Corporation and its officers, directors, and consultants. Filed as an exhibit to Amendment No. 1 to Form S-1
                Registration Statement (No. 33-31280) and incorporated herein by reference.#

  10.9     -    1989 Stock Option Policy for Outside
                Consultants.  Filed as an exhibit to Amendment
                No. 1 to Form S-1 Registration Statement (No.
                33-31280) and incorporated herein by reference.#

  10.10    -    Agreement, dated as of December 31, 1992, by and
                among CYTOGEN Corporation, Unilever N.V., Unilever
                PLC, Unilever UK Central Resources Ltd. and
                Unipath Ltd.  Filed as an exhibit to Form 10-K
                Annual Report for the Year Ended January 2, 1993
                (Commission File No. 0-14879) and incorporated herein by reference.*

  10.11.1   -   License Agreement dated as of March 31, 1993
                between CYTOGEN Corporation and The Dow Chemical
                Company.  Filed as an exhibit to Form 10-Q/A-1
                Amendment to Quarterly Report for the quarter ended July 3, 1993 (Commission File No. 0-14879) and incorporated herein by reference.*

  10.11.2   -   Amendment of the License Agreement between
                CYTOGEN Corporation and The Dow Chemical Company dated September 5, 1995. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended
                March 31, 1996 (Commission File No. 0-14879) and incorporated herein by reference.*

  10.11.3   -   Second Amendment to the License Agreement
                between CYTOGEN Corporation and The Dow Chemical
                Company dated May 20, 1996. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended June 30, 1996 (Commission File No.
                0-14879) and incorporated herein by reference.*

  10.12    -    Investment Agreement dated as of February 24,
                1994 between CYTOGEN Corporation and Fletcher
                Capital Markets, Inc.  Filed as an exhibit to Form
                10-K Annual Report for the year ended January 1,
                1994 (Commission File No. 0-14879) and
                incorporated herein by reference.

  10.13.1   -   Amended and Restated Investment Agreement,
                dated as of May 6, 1994, between CYTOGEN
                Corporation and Fletcher Capital Markets, Inc.
                Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1994 (Commission
                File No. 0-14879), as amended, and incorporated herein by reference.

  10.13.2   -   Amendment to the Option Agreement between
                CYTOGEN Corporation and Fletcher Capital Markets,
                Inc. dated August 10, 1995. Filed as an exhibit to Form S-4 Registration Statement (No. 33-62617) and incorporated herein by reference.

  10.13.3   -   Second Amendment to the Option Agreement
                between CYTOGEN Corporation and Fletcher Capital
                Markets, Inc. dated November 15, 1995. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1995 (Commission File No. 0-14879) and incorporated herein by reference.

  10.14.1   -   License Agreement by and between CYTOGEN
                Corporation and The DuPont Merck Pharmaceutical
                Company.  Filed as an exhibit to Form S-4
                Registration Statement (No. 33-88612) and incorporated herein by reference.*

  10.14.2   -   Amendment to the License Agreement between
                CYTOGEN Corporation and The DuPont Merck
                Pharmaceutical Company dated March 29, 1996.
                Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1996 (Commission
                File No. 0-14879) and incorporated herein by reference.*

  10.15    -    Agreement to Terminate License, Supply and
                Marketing Agreement, dated as of November 1, 1994, between CYTOGEN Corporation and Knoll
                Pharmaceutical Company. Filed as an exhibit to Form S-4 Registration Statement (No. 33-88612) and incorporated herein by reference.

  10.16    -    Letter Agreement, dated November 1, 1994,
                between CYTOGEN Corporation and Knoll
                Pharmaceutical Company. Filed as an exhibit to Form S-4 Registration Statement (No. 33-88612) and incorporated herein by reference.

  10.17    -    Disengagement Agreement, dated December 30,
                1994, between CYTOGEN Corporation and Chiron B.V.
                Filed as an exhibit to Form S-4 Registration
                Statement (No. 33-88612) and incorporated herein by reference.*

  10.18    -    1992 CYTOGEN Corporation Employee Stock Option
                Plan II, as amended.  Filed as an exhibit to Form
                S-4 Registration Statement (No. 33-88612) and incorporated herein by reference.#

  10.19    -    Stock Compensation and Performance Option
                Agreement, dated December 8, 1994, between CYTOGEN
                Corporation and Dr. Thomas J. McKearn. Filed as an exhibit to Form S-4 Registration Statement (No.
                33-88612) and incorporated herein by reference.#

  10.20    -    License Agreement, dated March 10, 1993, between
                CYTOGEN Corporation and The University of North
                Carolina at Chapel Hill, as amended. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1994 (Commission File No. 0-14879) and incorporated herein by reference.*

  10.21    -    Option and License Agreement, dated July 1,
                1993, between CYTOGEN Corporation and Sloan-Kettering
                Institute for Cancer Research. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1994
                (Commission File No. 0-14879) and incorporated herein by reference.*

  10.22.1  -    Investment Agreement between CYTOGEN
                Corporation and Fletcher Fund L.P. dated September
                8, 1995.  Filed as an exhibit to Form S-4
                Registration Statement (No. 33-62617) and incorporated herein by reference.

  10.22.2  -    First Amendment to Investment Agreement
                between CYTOGEN Corporation and Fletcher Fund,
                L.P. dated April 26, 1996. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended
                March 31, 1996 (Commission File No. 0-14879) and incorporated herein by reference.

  10.23   -     Lease Agreement between Cellcor, Inc. and Leon
                H. Cohen, Trustee of 200 Wells Avenue Realty
                Trust, dated January 31, 1990, as amended. Filed as Exhibit 10.09 to Cellcor, Inc.'s Form S-1
                Registration Statement (No. 33-45448) and incorporated herein by reference.

  10.24.1 -     CYTOGEN Corporation 1995 Stock Option Plan.
                Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1995 (Commission File
                No. 0-14879) and incorporated herein by reference.

  10.24.2 -     Amendment No. 1 to the CYTOGEN Corporation
                1995 Stock Option Plan dated May 22, 1996. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (Commission File
                No. 0-14879) and incorporated herein by
                reference.#

  10.25   -     Research and Development and Option Agreement,
                dated December 14, 1995, between CYTOGEN
                Corporation and Elan Corporation, plc. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1995 (Commission File No. 0-14879) and incorporated herein by reference.*

  10.26   -     Severance Agreement effective as of January 1,
                1994 between CYTOGEN Corporation and Thomas J.
                McKearn, M.D., Ph.D.  Filed as an exhibit to Form
                10-K Annual Report for the year ended December 31,
                1995 (Commission File No. 0-14879) and incorporated herein by reference.#

  10.27   -     Horosziewicz - CYTOGEN Agreement, dated April
                20, 1989, between CYTOGEN Corporation and Julius
                S. Horosziewicz, M.D., DMSe. Filed as an exhibit to Form 10-K Annual Report for the year ended
                December 31, 1995 (Commission File No. 0-14879) and incorporated herein by reference.*

  10.28   -     Securities Purchase Agreement between CYTOGEN
                Corporation and Elan International Services, Ltd., dated as of September 26, 1996. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1996 (Commission File
                No. 0-14879) and incorporated herein by reference.

  10.29   -     Warrant to purchase CYTOGEN common stock, issued
                to Elan International Services, Ltd., dated
                September 26, 1996.  Filed as an exhibit to Form
                10-Q Quarterly Report for the quarter ended
                September 30, 1996 (Commission File No. 0-14879) and incorporated herein by reference.

  10.30   -     Joint Development and Operating Agreement among
                CYTOGEN Corporation, Elan Corporation, plc. and
                Targon Corporation dated September 26, 1996.
                Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1996
                (Commission File No. 0-14879) and incorporated herein by reference.*

  10.31   -     Marketing and Co-Promotion Agreement between
                CYTOGEN Corporation and C.R. Bard, Inc. effective
                August 1, 1996.  Filed as an exhibit to Form 10-Q
                Quarterly Report for the quarter ended September
                30, 1996 (Commission File No. 0-14879) and incorporated herein by reference.*

  10.32   -     Severance Agreement effective as of March 26,
                1996 between CYTOGEN Corporation and John D.
                Rodwell, Ph.D.  Files as an exhibit to Form 10-K
                Annual Report for the year ended December 31, 1996
                (Commission File No. 0-14879) and incorporated herein by reference.#

  10.33   -     CYTOGEN Corporation Employee Stock Purchase
                Plan. Filed as an exhibit to Form S-8
                Registration Statement (No. 333-27673) and incorporated herein by reference.#

  10.34   -     License Agreement between Targon Corporation and
                Elan Corporation, plc dated July 21, 1997.
                Filed as an exhibit to Form 10Q Quarterly Report for the quarter ended June 30, 1997 (Commission
                File No. 0-14879) and incorporated herein by reference.*

  10.3    -     Note Purchase Agreement between CYTOGEN
                Corporation and Elan International Services,
                Ltd. Dated July 21, 1997. Filed as an exhibit to Form 10Q Quarterly Report for the quarter ended June 30, 1997 (Commission File No. 0-14879) and incorporated herein by reference.

  10.36   -     Note Purchase Agreement between CYTOGEN
                Corporation and Targon Corporation dated July 21, 1997.
                Filed as an exhibit to Form 10Q Quarterly Report for the quarter ended June 30, 1997 (Commission File No. 0-14879) and incorporated herein by reference.

  10.37   -     Form of Convertible Preferred Stock Purchase
                Agreement by and between CYTOGEN Corporation and the purchasers of Series B Preferred Stock.
                Filed as an exhibit to Form 8-K dated December
                9, 1997 (Commission File No. 0-14879) and incorporated herein by reference.

  10.38   -     Form of Registration Rights Agreement by and
                between CYTOGEN Corporation and the purchasers of Series B Preferred Stock. Filed as an exhibit to Form 8-K dated December 9, 1997
                (Commission File No. 0-14879) and incorporated herein by reference.

  10.39   -     Employment Agreement effective as of December
                23, 1996 between CYTOGEN Corporation and Dr.
                Graham S. May.#

  10.40   -     Employment Agreement effective as of October 3,
                1992 between Cellcor, Inc. And Frederick M.
                Miesowicz.#

  21      -     Subsidiaries of CYTOGEN Corporation.

  23      -     Consent of Arthur Andersen LLP.

  27      -     Financial Data Schedule (submitted to SEC only
                in electronic format).



 # Management contract or compensatory plan or arrangement.

 * CYTOGEN Corporation has received confidential treatment of certain provisions contained in this exhibit pursuant to an order issued by the Securities and Exchange Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.

  (b) Reports on Form 8-K:

     The Company filed two Reports on Form 8-K during 1997 and the dates of such reports were July 8, 1997 and December 9, 1997. The Form 8-K dated July 8, 1997 reported on "Item 5. Other Events" with respect to the amendment of CYTOGEN's request for confidential treatment for information contained in certain exhibits filed with its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996. The Form 8-K dated December 9, 1997 reported on "Item 5. Other Events" with respect to a press release announcing that CYTOGEN had obtained from private investors a financing commitment, subject to satisfaction of certain conditions, to purchase shares of its Convertible Preferred Stock for up to $20 million and that it had completed the first tranche of the financing by issuing shares of its 6% Series B Convertible Preferred Stock for $7.5 million.

  (c) Exhibits:

      The Exhibits filed with this Form 10-K are listed above in response to Item 14(a)(3).

  (d) Financial Statement Schedules:

      None


                                 SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 1998.

                                   CYTOGEN CORPORATION



                                   By: /s/ John E. Bagalay, Jr.
                                       ------------------------
                                           John E. Bagalay, Jr.
                                           President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



        Signature                                Title                               Date
        ---------                                -----                               ----

 /s/ John E. Bagalay, Jr.         Chief Executive Officer and President        March 31, 1998
 --------------------------       (Principal Executive Officer), Chief
     John E. Bagalay, Jr.         Financial Officer (Principal Financial
                                  Officer) and Director


 /s/ Jane M. Maida                Chief Accounting Officer (Principal          March 31, 1998
 --------------------------       Accounting Officer)
     Jane M. Maida


 /s/ Charles E. Austin*           Director                                     March 31, 1998
 --------------------------
     Charles E. Austin


 /s/ Ronald J. Brenner*           Director                                     March 31, 1998
 --------------------------
     Ronald J. Brenner


 /s/ James A. Grigsby*            Director                                     March 31, 1998
 --------------------------
     James A. Grigsby


 /s/ Robert F. Hendrickson*       Director                                     March 31, 1998
 --------------------------
     Robert F. Hendrickson


 /s/ Thomas J. McKearn*           Director                                     March 31, 1998
 --------------------------
     Thomas J. McKearn


 /s/ William C. Mills III*        Director and Chairman of the Board           March 31, 1998
 --------------------------
     William C. Mills III


 /s/ Donald E. O'Neill*           Director                                     March 31, 1998
 --------------------------
     Donald E. O'Neill


* By Power of Attorney









                             Annual Report on Form 10-K

                            Year Ended December 31, 1997

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









                 Form 10-K Item 14(a)(1) and (2) and Item 14(d)

                      CYTOGEN CORPORATION AND SUBSIDIARIES


(1) Consolidated Financial Statements

    The following consolidated financial statements of CYTOGEN Corporation and Subsidiaries together with the related notes and report of Arthur
Andersen LLP, independent public accountants, are included in Item 8:


                                                                           Page in
                                                                           Form 10-K
                                                                           ---------
Report of Independent Public Accountants . . . . . . . . . . . . . . . .       47

Consolidated Balance Sheets as of December 31, 1997 and 1996 . . . . . .       48

Consolidated Statements of Operations--Years Ended December 31, 1997,
     1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .       49

Consolidated Statements of Stockholders' Equity--Years Ended
     December 31, 1997, 1996 and 1995. . . . . . . . . . . . . . . . . .       50

Consolidated Statements of Cash Flows--Years Ended December 31, 1997,
     1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .       51

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .       52


                        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To CYTOGEN CORPORATION:


      We have audited the accompanying consolidated balance sheets of CYTOGEN Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYTOGEN Corporation and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company will require additional funding to continue operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      As explained in Note 11 to the Consolidated Financial Statements, the Company has given retroactive effect to the change in accounting for its convertible security having a beneficial conversion feature.



                                                         ARTHUR ANDERSEN LLP

Philadelphia, PA
   March 31, 1998

                         CYTOGEN CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                    (all amounts in thousands, except share data)


                                                                               December 31,
                                                                        -----------------------
Assets:                                                                    1997         1996
Current Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .    $  7,401     $ 20,296
   Short-term investments. . . . . . . . . . . . . . . . . . . . . .           -        4,469
   Accounts receivable, net. . . . . . . . . . . . . . . . . . . . .       4,064          439
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .         443          258
   Other current assets. . . . . . . . . . . . . . . . . . . . . . .         289          241
                                                                        ---------    ---------

     Total current assets. . . . . . . . . . . . . . . . . . . . . .      12,197       25,703
                                                                        ---------    ---------

Property and Equipment:
   Leasehold improvements. . . . . . . . . . . . . . . . . . . . . .      10,126       10,023
   Equipment and furniture . . . . . . . . . . . . . . . . . . . . .       7,743        7,248
                                                                        ---------    ---------
                                                                          17,869       17,271
   Less-- Accumulated depreciation and amortization. . . . . . . . .     (13,917)     (12,455)
                                                                        ---------    ---------

      Net property and equipment . . . . . . . . . . . . . . . . . .       3,952        4,816
                                                                        ---------    ---------

Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .      10,486        9,916
Other Assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,134        1,509
                                                                        ---------    ---------
                                                                        $ 27,769     $ 41,944
                                                                        =========    =========

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts payable and accrued liabilities. . . . . . . . . . . . .    $  5,876     $  5,338
   Current portion of long-term liabilities. . . . . . . . . . . . .       1,739        1,824
                                                                        ---------    ---------
     Total current liabilities . . . . . . . . . . . . . . . . . . .       7,615        7,162
                                                                        ---------    ---------
Long-Term Liabilities. . . . . . . . . . . . . . . . . . . . . . . .      10,171        1,855

Commitments and Contingencies (Note 15)

Stockholders' Equity:
   Preferred stock, $.01 par value, 5,400,000 shares authorized-
     Series A Convertible and Exchangeable Preferred Stock, $.01 par
         value, 1,000 shares authorized, issued and outstanding in
         1997 and 1996 (liquidation value of $5,000) . . . . . . . . .        -            -
     Series B Convertible Preferred Stock, $.01 par value, 750 shares authorized, issued and outstanding in 1997 (liquidation value
         of $7,500). . . . . . . . . . . . . . . . . . . . . . . . . .        -            -
  Common stock, $.01 par value, 89,600,000 shares authorized,
     51,170,000 and 51,079,000 shares issued and outstanding in 1997
     and 1996, respectively. . . . . . . . . . . . . . . . . . . . . .       512          511
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .   298,212      289,098
  Unrealized (loss) on short-term investments. . . . . . . . . . . . .        -            (5)
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . .  (288,741)    (256,677)
                                                                       ----------   ----------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . .     9,983       32,927
                                                                       ----------   ----------
                                                                        $ 27,769     $ 41,944
                                                                       ==========   ==========

        The accompanying notes are an integral part of these statements.

                         CYTOGEN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (all amounts in thousands except per share data)



                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                    1997         1996         1995
                                                                ------------------------------------
Revenues:
   Product related  . . . . . . . . . . . . . . . . . . . .     $  8,534     $  1,507      $  1,377
   License and contract . . . . . . . . . . . . . . . . . .        5,886        4,223         3,608
                                                                ---------    ----------    ---------

      Total Revenues. . . . . . . . . . . . . . . . . . . .       14,420        5,730         4,985
                                                                ---------    ----------    ---------

Operating Expenses:
   Research and development . . . . . . . . . . . . . . . .      25,758        20,915        22,594
   Acquisition of in-process technology . . . . . . . . . .       7,500            -         45,878
   Selling and marketing. . . . . . . . . . . . . . . . . .       5,492         4,143         4,493
   General and administrative . . . . . . . . . . . . . . .       6,948         5,534         4,804
                                                                ---------     ----------    ----------

      Total Operating Expenses. . . . . . . . . . . . . . .      45,698        30,592        77,769

      Operating Loss  . . . . . . . . . . . . . . . . . . .     (31,278)      (24,862)      (72,784)

Gain on Investments, net  . . . . . . . . . . . . . . . . .       1,167         1,547           857
Interest Expense  . . . . . . . . . . . . . . . . . . . . .        (601)         (451)         (593)
                                                               ----------    ---------     ----------

Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . .     (30,712)      (23,766)      (72,520)
Dividends Including Deemed Dividends on Preferred Stock . .      (1,352)       (4,571)           -
                                                               ----------    ----------    ----------
Net Loss to Common Stockholders . . . . . . . . . . . . . .    $(32,064)     $(28,337)     $(72,520)
                                                               ==========    ==========    ==========
Basic and Diluted Net Loss per Common Share . . . . . . . .    $  (0.63)     $  (0.59)     $  (2.11)
                                                               ==========    ==========    ==========
Basic and Diluted Weighted Average Common
  Shares Outstanding. . . . . . . . . . . . . . . . . . . .      51,134        48,401        34,333
                                                               ==========    ==========    ==========

        The accompanying notes are an integral part of these statements.

                            CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (All amounts in thousands, except share data)

                                                                                Unrealized
                                                                                Gain (Loss)
                                                                  Additional         on         Accu-          Total
                                            Preferred    Common     Paid-in     Short-Term     mulated    Stockholders'
                                              Stock       Stock     Capital     Investments    Deficit        Equity
                                           ----------    -------  -----------   -----------    -------    ------------
Balance, December 31, 1994                 $     -         $247     $159,941      $   -       $(155,820)    $  4,368

Issued 5,223,182 shares of common
   stock  . . . . . . . . . . . . . . .          -           52       21,477          -             -         21,529
Conversion of redemable common
   stock into common stock. . . . . . .          -            3        1,372          -             -          1,375
Issued 10,748,800 shares of common
   stock in connection with the
   acquisitions of CytoRad Inc. and
   Cellcor Inc. . . . . . . . . . . . .          -          107       50,802          -             -         50,909
Issued 5,144,388 shares of common
   stock in connection with a
   subscription offering. . . . . . . .          -           51       19,480          -             -         19,531
Granted 15,000 shares of common
   stock  . . . . . . . . . . . . . . .          -            -           50          -             -             50
Unrealized gain on investments. . . . .          -            -            -         34             -             34
Net loss. . . . . . . . . . . . . . . .          -            -            -          -         (72,520)     (72,520)
                                            ----------    --------   --------      ------     -----------    --------
Balance, December 31, 1995                       -          460      253,122         34        (228,340)      25,276

Issued 1,000 shares of series A
   preferred stock  . . . . . . . . . .          -           -         4,854          -             -          4,854
Series A preferred stock conversion
   discount deemed dividends. . . . . .          -           -         4,571          -          (4,571)           -
Issued 5,029,402 shares of common
   stock. . . . . . . . . . . . . . . .          -           51       26,525          -             -         26,576
Granted 10,000 shares of common
   stock. . . . . . . . . . . . . . . .          -           -            26          -             -             26
Unrealized loss on investments. . . . .          -           -             -        (39)            -            (39)
Net loss. . . . . . . . . . . . . . . .          -           -             -          -         (23,766)     (23,766)
                                            ----------    --------   ---------     ------     -----------
Balance, December 31, 1996                       -          511      289,098         (5)       (256,677)      32,927

Issued 750 shares of series B
   preferred stock  . . . . . . . . . .          -           -         7,455          -             -          7,455
Issued 100,282 shares of common
   stock. . . . . . . . . . . . . . . .          -            1          335          -             -            336
Series B preferred stock conversion
   discount deemed dividends. . . . . .          -           -         1,324          -          (1,324)           -
Accrued dividends on series B
   preferred stock. . . . . . . . . . .          -           -             -          -             (28)         (28)
Unrealized gain on investments. . . . .          -           -             -          5             -              5
Net loss  . . . . . . . . . . . . . . .          -           -             -          -         (30,712)     (30,712)
                                             ----------   -------   ---------      ------     -----------    ---------

Balance, December 31, 1997                   $   -         $512     $298,212       $  -       $(288,741)     $ 9,983
                                             ==========  ========   =========      ======     ===========    =========


         The accompanying notes are an integral part of these statements.

                         CYTOGEN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (All amounts in thousands)



                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                   1997        1996        1995
                                                               ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss . . . . . . . . . . . . . . . . . . . . . . . . . .    $(30,712)   $(23,766)   $(72,520)
                                                                ---------   ---------   ---------
Adjustments to Reconcile Net Loss to Cash Used for
    Operating Activities:
    Depreciation and Amortization. . . . . . . . . . . . . .      1,518       1,515       1,529
    Write Down of Land . . . . . . . . . . . . . . . . . . .        384          -           -
    Imputed Interest . . . . . . . . . . . . . . . . . . . .        261         451         593
    Stock and Stock Option Grants. . . . . . . . . . . . . .         45          70          78
    Acquisition of In-Process Technology For
      Stock Consideration. . . . . . . . . . . . . . . . . .          -          -       45,878
    Inventory Writedown. . . . . . . . . . . . . . . . . . .          -          -        2,926
    Changes in Assets and Liabilities, Net of Effect
      from Acquisitions:
       Accounts Receivable, net. . . . . . . . . . . . . . .     (3,625)       (155)       (255)
       Inventories . . . . . . . . . . . . . . . . . . . . .       (185)         98         (82)
       Other Assets. . . . . . . . . . . . . . . . . . . . .        (57)        162         760
       Accounts Payable and Accrued Liabilities. . . . . . .        540      (1,091)     (2,170)
                                                                ---------   ---------   ---------
             Total Adjustments . . . . . . . . . . . . . . .     (1,119)      1,050      49,257
                                                                ---------   ---------   ---------

       Net Cash Used For Operating Activities. . . . . . . .    (31,831)    (22,716)    (23,263)
                                                                ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in Short-Term Investments. . . . . . . .      4,474      (3,307)     (1,167)
(Increase) in Restricted Cash. . . . . . . . . . . . . . . .       (570)     (9,533)       (383)
Purchases of Property and Equipment. . . . . . . . . . . . .       (654)       (886)       (595)
Net Cash Acquired in CytoRad Acquisition . . . . . . . . . .          -          -       10,455
Net Cash Used to Acquire Cellcor Inc . . . . . . . . . . . .          -          -       (3,463)
                                                                ---------   ---------   ---------
       Net Cash Provided By (Used In) Investing Activities .      3,250     (13,726)      4,847
                                                                ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Note Payable . . . . . . . . . . . . . . . . .     10,000          -           -
Payments of Long-Term Debt . . . . . . . . . . . . . . . . .     (2,030)     (2,243)     (2,461)
Net Proceeds from Issuance of Common Stock . . . . . . . . .        261      26,576      41,060
Net Proceeds from Issuance of Series A Preferred Stock . . .          -       4,854          -
Net Proceeds from Issuance of Series B Preferred Stock . . .      7,455          -           -
Redemption of Common Stock . . . . . . . . . . . . . . . . .          -          -         (332)
                                                                ---------   ---------   ---------
       Net Cash Provided By Financing Activities . . . . . .     15,686      29,187      38,267
                                                                ---------   ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents . . . .    (12,895)     (7,255)     19,851
Cash and Cash Equivalents, Beginning of Year . . . . . . . .     20,296      27,551       7,700
                                                                ---------  ----------  ---------
Cash and Cash Equivalents, End of Year . . . . . . . . . . .    $ 7,401    $ 20,296    $ 27,551
                                                                =========  ==========  =========



         The accompanying notes are an integral part of these statements.

                       CYTOGEN CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Business

      CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the development, commercialization and marketing of products to improve diagnosis and treatment of cancer and other disease. In March 1997, CYTOGEN received clearance from the U.S. Food and Drug Administration ("FDA") to market Quadramet , CYTOGEN's product for the relief of pain due to cancers that have spread to the skeleton and that can be visualized on a bone scan. In October 1996, CYTOGEN received marketing approval from FDA for the ProstaScint imaging agent, CYTOGEN's prostate cancer diagnostic imaging product. In December 1992, FDA approved OncoScint CR/OV imaging agent, CYTOGEN's colorectal and ovarian cancer specific diagnostic imaging product, for single administration per patient. In November 1995, FDA approved an expanded indication allowing for repeat administration of OncoScint CR/OV. All three products are currently available in the market place.

      Operations of the Company are subject to certain risks and uncertainties including, but not limited to uncertainties related to access to capital, product market acceptance, product efficacy and clinical trials, technological uncertainty, uncertainties of future profitability,dependence on collaborative relationships and key personnel. The Company has incurred losses since its inception and expects to incur significant operating losses in the future. There can be no assurance that the Company will ever be able to commercialize successfully its products or that profitability will ever be achieved.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management believes the Company's existing capital resources and other available sources of financing will be adequate to fund the Company's operations into 1999. Additional financings are available under certain conditions through the sale of Preferred Stock under the financing commitment described in Note 11. Currently, the Company does not meet all of the conditions to draw down additional funds. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives (including arrangements with collaborative partners) are available. There can be no assurance that the financing commitment described in Note 11 or other financial alternatives will be available when needed or at terms commercially acceptable to the Company. If necessary, management believes it has the ability to reduce its operating expenses so the Company will have adequate cash flow to sustain operations into 1999 and beyond. If an operating expense reduction plan was implemented, it would require the Company to delay, scale back or eliminate significant aspects of the Company's operations.


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

                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restatement and Reclassifications

     Reference is made to Note 11 regarding the 1996 financial statements restatement. Also, certain reclassifications have been reflected in the 1995 and 1996 financial statements to conform with the 1997 presentation.


Statement of Cash Flow

     Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase. Cash paid for interest expense was $524,000, $307,000 and $399,000 in 1997, 1996 and 1995,
respectively. See Note 4 for discussion of Cellcor and CytoRad Incorporated ("CytoRad') acquisitions.


Restricted Cash

     Restricted cash consists of cash restricted to use for the operations of Targon (see Note 2).


Accounts Receivable

     As of December 31, 1997 and 1996, accounts receivable were net of an allowance for doubtful accounts of $576,000 and $546,000, respectively. The Company charged to expense $30,000 and $10,000 as a provision for doubtful accounts in 1997 and 1996, respectively.


Inventory

      The Company's inventory is primarily related to ProstaScint and OncoScint CR/OV. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of :


                                                 1997           1996
                                             -----------    -----------
  Raw Materials  . . . . . . . . . . . .     $ 145,000      $  74,000
  Work-in-process. . . . . . . . . . . .       158,000              -
  Finished Goods . . . . . . . . . . . .       140,000        184,000
                                             -----------    -----------
                                             $ 443,000      $ 258,000
                                             ===========    ===========


Property and Depreciation

       Equipment and furniture are stated at cost net of depreciation and a $215,000 reserve for idle equipment. Leasehold improvements are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Equipment and furniture are depreciated on a straight-line basis over five years. Expenditures for repairs and maintenance are charged to expense as incurred. For 1997, 1996 and 1995, repairs and maintenance expenses were $350,000, $394,000 and $274,000, respectively.

                        CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Assets

       Other assets consist primarily of undeveloped real property with a net book value of $900,000, which is valued at the lower of cost or market. During 1997, the Company charged to expense $384,000 to write down the property to estimated market value.


Revenue Recognition

       Product related revenues include product sales by CYTOGEN to its customers and royalties earned on Quadramet sales by The DuPont
Merck Pharmaceutical Company ("DuPont Merck"). Product sales are recognized upon shipment of finished goods. Royalties are based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater.

       License and contract revenues include milestone payments and fees under collaborative agreements with third parties, revenues from contract manufacturing and research services, and revenues from other miscellaneous sources. The Company's contract manufacturing services include filling, testing, validation, and process development of monoclonal antibodies; process development and clinical development of biopharmaceutical products; and the preclinical manufacturing of an antibody product. Revenues from milestone payments are recognized when all parties concur that the events stipulated in the agreement have been achieved. Revenues from cost-plus contracts are recognized when the costs are incurred. Revenues from up-front payments are recognized when the Company has no obligation to return the fee under any circumstances.


Research and Development

       Research and development expenditures consist of projects conducted by the Company and payments made to sponsored research programs and consultants. All research and development costs are expensed as incurred. Research and development expenditures for customer sponsored programs were $1.5 million, $1.1 million and $200,000 in 1997, 1996 and 1995, respectively.


Patent Costs

       Patent costs are expensed as incurred.


Common Stock Outstanding

       As a result of the Cellcor merger, the issued and outstanding shares of Cellcor common stock and preferred stock ("Cellcor Shares") were converted into the right to receive shares of CYTOGEN common stock. As of December 31, 1997, certain holders of Cellcor Shares had not yet exchanged their Cellcor Shares for shares of CYTOGEN common stock. For accounting purposes, all Cellcor Shares

                        CYTOGEN CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

were deemed exchanged for issued and outstanding shares of CYTOGEN common stock as of the date of the Cellcor merger (see Note 4).


Net Loss Per Share

       Effective for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. Basic loss per share is based on the average numbers of common shares outstanding during the year. Diluted loss per share is the same as basic loss per share, as the inclusion of common stock equivalents would be antidilutive since the Company incurred losses in prior years. This pronouncement had no effect on the Company's previously reported net loss per share, since the Company incurred losses in prior years.


New Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, which establishes standards for reporting and disclosure of comprehensive income is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. Although this statement requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's financial position or consolidated results of operations. The Company will adopt SFAS No. 130 in 1998.

       In June 1997, the FASB issued SFAS No. 131, which establishes standards for reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997. Adoption of the statement will have no effect on the Company's financial position or consolidated results of operations. The Company is presently studying the future effects of SFAS No. 131 on the presentation of its segment information and based on current circumstances, does not believe the effect of the adoption will be material.

       In July 1997, the Emerging Issues Task Force (EITF) issued EITF 96-16 which establishes standards for an investee when the investor has a majority of the voting interest but the minority stockholders have certain approval or veto rights. EITF 96-16 is effective after July 24, 1997 for all new investment agreements and is effective in the fourth quarter of 1998 on agreements in effect prior to July 24, 1997. The Company intended to adopt EITF 96-16 in the fourth quarter of 1998 for its 99.75% investment in Targon (see
Note 2) since that agreement was entered into in September 1996 and adopt the equity method of accounting for this investment.
As discussed in Note 2, on March 31, 1998, the Company's ownership interest in Targon was reduced to 49.875%. As a result, beginning in the first quarter of 1998, the Company will account for Targon on the equity method and retroactively adopt 96-16. The use of the equity method would have had no effect in the Company's previously reported net loss, stockholders' equity or cash flows. Using the equity method, $7.5 million of charges to in-process technology and approximately $1.9 million of research and development expense in the 1997 statement of operations, will be reclassified to "Equity in loss in research and development subsidiary". The effect on the 1996 statement of operations will be immaterial. The primary effect on the December 31, 1997 balance sheet is the reclassification of restricted cash to "Investment in Subsidiary". All other changes will be immaterial.

                     CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.     TARGON CORPORATION:

       Targon was established in September 1996 pursuant to agreements between CYTOGEN and Elan. Targon is a majority-owned (99.75%) subsidiary of CYTOGEN. Elan purchased 932,535 shares of CYTOGEN common stock for $5 million and 1,000 shares of CYTOGEN's newly created Series A Convertible Preferred Stock ("Series A") for $5 million, which proceeds are being used to fund Targon. The Series
A has a liquidation value of $5 million or $5,000 per share. On
March 31, 1998 Elan exchanged the Series A for 50% of CYTOGEN's interest in Targon. Elan is entitled through March 31, 2003 to exercise a warrant to purchase up to 1 million shares of CYTOGEN common stock, at an exercise price per share which escalates from $9.00 to $14.00 over the term of the warrant. Prior to the exchange of the Series A into CYTOGEN's interest in Targon, Elan had a right to convert the Series A into shares of common stock
(see Note 11). As a result of the exchange, all rights to conversion into common stock were terminated.

       In July 1997, Targon acquired from Elan, an exclusive worldwide license for Morphelan for an up-front license cash payment of $7.5 million (see Note 9). The related technology will be utilized by Targon in the development and clinical trial testing of an analgesic therapy for moderate and severe pain. Given the development stage status of the related technology, the $7.5 million license fee payment was recorded as an in-process research and development charge in the 1997 statement of operations.
Additional payments may be due Elan by Targon if certain milestones are met.


3.     ELAN CORPORATION:

       In 1995, CYTOGEN entered into an agreement with Elan under which both parties initiated a research program to combine CYTOGEN's
Genetic Diversity Library technology with Elan's drug delivery system technology to collaboratively develop orally administered
products.   In January 1997, Elan was granted the worldwide rights
to certain oral drug delivery and other products derived from the collaboration. Elan provided the funding necessary for the Company to fulfill its obligations under the research program. During 1997 and 1996, CYTOGEN recorded $924,000 and $1.3 million, respectively, in contract revenues from Elan. CYTOGEN has charged to expense all costs incurred in fulfilling its obligation under this arrangement.


4.     CELLCOR, INC. AND CYTORAD INCORPORATED:

       In October 1995, CYTOGEN completed its acquisition of Cellcor and the related subscription offering (the "Subscription
Offering"). As a result, CYTOGEN issued (i) 4,713,564 shares of CYTOGEN common stock to acquire Cellcor and (ii) 5,144,388 shares of CYTOGEN common stock in connection with the Subscription
Offering raising a total of $20 million, and reserved for issuance up to 606,952 shares of CYTOGEN common stock issuable upon the exercise of the options that were outstanding under the Cellcor employee stock option plans at the time of the merger. The transaction was accounted for by using the purchase method of accounting, whereby the Company recorded a one-time, non-cash charge of approximately $26.2 million for the acquisition of technology rights in the 1995 statement of operations, representing the amount by which the purchase price exceeded the fair value of net assets acquired from Cellcor.

       In February 1995, CYTOGEN completed its acquisition of CytoRad, under which CYTOGEN exchanged for each outstanding CytoRad unit (i)
1.5 shares of CYTOGEN common stock, (ii) a warrant to acquire one share of CYTOGEN common stock (which expired on January 31, 1997)

                   CYTOGEN CORPORATION AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and (iii) a contingent value right ("CVR") to receive, under certain circumstances and at no additional cost, up to one-half share of CYTOGEN common stock. On February 29, 1996, the Company announced that the CVRs expired by their terms and were of no further value. Accordingly, the Company no longer had an obligation to issue shares of its common stock to holders of CVRs on January 31, 1997. As a result of the merger, the Company acquired $11.7 million of CytoRad's cash and securities, before payment of certain transaction costs. In addition, CYTOGEN recorded a charge of approximately $19.7 million for acquisition of technology and marketing rights, representing the amount by which the purchase price exceeded the fair value of the net assets acquired from CytoRad.

       The acquisition of technology and marketing rights of Cellcor and CytoRad was charged to the statement of operations as an in-process research and development charge given the development stage nature of the related technology.


5.     DUPONT MERCK:

       Pursuant to the terms of the DP/Merck Agreement between CYTOGEN and DuPont Merck, CYTOGEN received from DuPont Merck (i) $1.3 million, $1.5 million and $1.5 million in 1995, 1996 and 1997, respectively, to fund the clinical programs to expand the use and marketing of Quadramet; and (ii) $2.0 million milestone payment in 1997 upon the FDA approval of Quadramet. The DP/Merck Agreement further provides for the Company to receive royalty revenues based on a percentage of sales of Quadramet or a guaranteed contractual minimum royalty payments, whichever is greater, and additional payments upon achievement of certain other milestones. During
1997, the Company recorded $3.3 million in royalty revenues.


6.     THE DOW CHEMICAL COMPANY:

       In 1993, CYTOGEN acquired from Dow an exclusive license for the treatment of osteoblastic bone metastases in the U.S. for Quadramet. This license was amended in 1995 to expand the territory to include Canada and Latin America, and in 1996 to expand the field to include all osteoblastic diseases. In 1995, upon the filing of the NDA for Quadramet with FDA, the Company received a one-time licensing fee of $2.0 million from Dow for their use of Quadramet's NDA filing package. At the same time, the Company was required to pay to Dow $1.0 million. In 1997, the Company recorded a $4.0 million milestone payment to Dow upon FDA approval of Quadramet. The agreement also requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or a guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. During
1997, the Company recorded $375,000 in royalty expense.

                    CYTOGEN CORPORATION AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



7.     REVENUES FROM MAJOR CUSTOMERS:

       Significant revenue concentrations of the Company's total product related, license and contract revenues were as follows:


              Customer              1997       1996       1995
              --------              ----       ----       ----
      DuPont Merck (Note 5)          47%        27%        27%
      Elan (Note 3)                   6         23          -
      Medi-Physics, Inc.              9         10         12
      Dow (Note 6)                    -          -         39


      Medi-Physics, Inc. is a chain of radiopharmacies which distributes ProstaScint and OncoScint kits.


8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:



                                                 1997            1996
                                            ------------     ------------
    Payroll and related expenses            $ 1,754,000      $ 1,974,000
    Accounts payable                          1,162,000        1,301,000
    Research contracts and materials            745,000        1,039,000
    Commission and royalties                    647,000                -
    Professional and legal                      840,000          376,000
    Other accruals                              728,000          648,000
                                            ------------     ------------
                                            $ 5,876,000      $ 5,338,000



9.  LONG TERM LIABILITIES:

                                                1997              1996
                                            ------------     ------------
    Due to Knoll                            $ 1,619,000      $ 2,993,000
    Due to Chiron                                     -          343,000
    Due to Elan (Note 2)                     10,000,000                -
    Capital lease obligations                   291,000          343,000
                                            ------------     ------------
                                             11,910,000        3,679,000
    Less:  Current portion                   (1,739,000)      (1,824,000)
                                            ------------     ------------
                                            $10,171,000      $ 1,855,000
                                            ============     ============

       CYTOGEN and Knoll entered into an agreement for the co-promotion of OncoScint CR/OV in the U.S., which was terminated in 1994 (the "Termination Agreement"). Pursuant to the Termination Agreement, the Company has reacquired all the U.S. marketing rights to OncoScint CR/OV, which were previously granted to Knoll , and was to required to pay Knoll $8.0 million over a four-year period and without interest. In each of 1996 and 1997, the Company made payments to Knoll for $1.6 million and is expected to make its last payment in July 1998 for $1.7 million. Imputed interest of $227,000, $355,000 and $521,000 relating to the obligation, which was discounted based upon a 10% interest rate, was recorded in 1997, 1996 and 1995, respectively. The Company has the option to delay any of its scheduled payments and pay interest on the outstanding liability at the prevailing prime rate.

                     CYTOGEN CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

       In 1994, the Company entered into a disengagement agreement with Chiron to reacquire the exclusive marketing and distribution rights to OncoScint CR/OV in Europe (the "European Rights"), which were previously granted to Chiron, and purchase certain business assets relating to the European Rights. The resulting liability of CYTOGEN to Chiron was paid over three years and without interest, as follows: $200,000 in 1995, $300,000 in 1996 and $377,000 in
1997.   Imputed interest of $34,000, $58,000 and $71,000 relating
to the obligation, which was discounted based upon a 10% interest rate, was recorded in 1997, 1996 and 1995, respectively.

       In July 1997, the Company obtained a $10.0 million loan from Elan. The loan is payable in full at the end of year three and bears interest at the six month LIBOR rate plus 1% and is adjusted on a semi-annual basis. The funds were used by CYTOGEN to provide funding to Targon, including funding for the $7.5 million license fee paid by Targon to Elan. In 1997, the Company recorded $310,000 in interest expense for this note.

       The Company leases certain equipment under capital leases which will expire on various dates through 2002. Property and equipment leased under non-cancelable capital leases have a net book value of $291,000 at December 31, 1997. Payments to be made under capital lease obligations (including interest of $42,000) are as follows:
$142,000 in 1998, $135,000 in 1999, $30,000 in 2000, $15,000 in
2001 and $11,000 in 2002.


10.  COMMON STOCK:

       In January 1996, the Company sold to Fletcher Capital Markets, Inc. an aggregate of 1.0 million shares of CYTOGEN common stock at an aggregate price of $4.7 million, or $4.70 per share.

       The Company also sold to a European institutional investor (i ) 729,394 shares of CYTOGEN common stock in April 1996 for an aggregate price of $5.0 million, (ii) 913,909 shares of CYTOGEN common stock in October 1996 for an aggregate price of $5.0 million and (iii) 776,791 shares of CYTOGEN common stock in November 1996 for an aggregate price of $4.0 million.

       In September 1996, the Company sold to Fletcher Fund, L.P. 225,000 shares of CYTOGEN common stock for an aggregate price of $1.5 million, or $6.529 per share.


11.  CONVERTIBLE PREFERRED STOCK:

       In September 1996, CYTOGEN issued 1,000 shares of Series A Convertible and Exchangeable Preferred Stock ("Series A") in connection with the formation of Targon (see Note 2). The 1996 results of operations have been restated to give effect to the accounting treatment announced by the staff of the Securities and Exchange Commission (SEC) at the March 13, 1997 meeting of the Emerging Issues Task Force relative to the 1996 Series A issuance. Since the Series A shares were immediately convertible into common stock, under this accounting treatment, the most beneficial conversion discount was recorded analogous to a deemed dividend in the restated 1996 financial statements. The effect of this restatement was to increase the net loss applicable to common stockholders by $4.6 million and to increase the loss per common share from $0.49 to $0.59. This restatement had no effect on the stockholders' equity or cash flows of the Company.

                     CYTOGEN CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


       In December 1997, CYTOGEN obtained a financing commitment from private investors for the purchase of up to $20.0 million of its Convertible Preferred Stock subject to satisfaction of certain conditions. CYTOGEN completed the first tranche of the financing in December 1997 by issuing 750 shares of Series B Preferred Stock ("Series B") for an aggregate price of $7.5 million. The Series B carries a dividend rate of 6% which is payable in cash or common stock of CYTOGEN at the Company's option at the earlier of conversion date or when and as declared by the Board of Directors. The Company has accrued the pro rata portion of the dividend in 1997.

       The Company may at its option issue additional securities under the commitment in up to two additional series, subject to certain conditions. The purchasers are not obligated to purchase additional securities if the average closing bid price of the Company's common stock is less than $2.00 per share for a thirty day period, and the maximum funding for each series is determined by the price of the stock as follows: (i) between $2.01 to $2.49 per share, $4.0 million; (ii) between $2.50 to $2.99 per share, $5.5 million; (iii) between $3.00 to $3.74 per share, $7.0 million;
(iv) between $3.75 to $4.49 per share, $10.0 million; or (v) $4.50 per share or greater, $12.5 million. The obligations of the purchasers to purchase additional securities are subject to additional conditions related to the effectiveness during certain periods of a secondary registration statement permitting resale of shares of common stock issued on conversion of the Series B; and to certain other events.

       The conversion of the Series B to common stock is based on the price of CYTOGEN common stock at the time of conversion. Holders may convert, at their option, at either $3.4575 per share or at a stated discount to the price of CYTOGEN common stock at the time of conversion ranging from 5% to 15%, depending on when the conversion occurs. Consequently, the Company has recorded a deemed dividend of $1.3 million on the first tranche in December 1997, which represented the maximum 15% conversion discount given to the holders of the Series B. The conversion price may be adjusted under certain circumstances.


12.    STOCK OPTIONS AND GRANTS:

       The Company has various stock option plans that provide for the issuance of incentive and non-qualified stock options to employees, non-employee directors and outside consultants, for which an aggregate of 6,233,357 shares of common stock have been reserved.
The persons to whom options may be granted and the number, type, and terms of the options vary among the plans. Options are granted with an exercise term of 10 years and generally become exercisable in installments over periods of up to 5 years at an exercise price determined either by the plan or equal to the fair market value of the common stock at the date of grant. Under certain circumstances, vesting may accelerate. Activity under these plans was as follows:

                     CYTOGEN CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



                                                Number of          Price Range
                                                 Shares             Per Share
                                               ----------       ----------------
     Balance at December 31, 1994              2,127,940        $ 1.00 - 17.00
       Granted                                 1,425,607          2.69 -  5.47
       Exercised                                 (91,400)         1.00 -  3.88
       Cancelled                                (509,290)         2.69 - 17.00
                                               ----------

     Balance at December 31, 1995              2,952,857        $ 2.69 - 17.00
       Granted                                 1,073,770          5.00 -  9.28
       Exercised                                (254,907)         2.69 -  7.50
       Cancelled                                (248,780)         2.69 -  7.50
                                               ----------

     Balance at December 31, 1996              3,522,940        $ 2.69 - 17.00
       Granted                                   822,400          2.06 -  6.13
       Excersised                                (60,350)         1.77 -  5.47
       Cancelled                                (459,530)         2.69 -  8.88
                                               ----------

    Balance at December 31, 1997               3,825,460        $ 2.06 - 17.00


       At December 31, 1997, options to purchase 1,424,704 shares of common stock were exercisable and 1,611,995 shares of common stock were available for issuance of additional options that may be granted under the plans.

       In connection with the Cellcor merger (see Note 4), CYTOGEN reserved for issuance 606,952 shares of common stock that will become issuable upon the exercise of the Cellcor stock options. At December 31, 1997, 324,289 Cellcor stock options were outstanding at exercise prices ranging from $0.83 to $14.58 and 324,269 Cellcor stock options were exercisable.

       In January 1998 the Company cancelled approximately 1,800,000 unexercised stock option grants ranging in price from $3.88 to $16.50 per share and issued approximately 1,540,000 stock option grants at $1.95 per share which equaled the fair market per share price. This repricing was not available to officers, directors, executives and consultants of the Company.

       In 1997, the Company adopted an employee stock purchase plan under which eligible employees may elect to purchase shares of common stock at the lower of 85% of fair market value as of the first trading day of each quarterly participation period, or as of the last trading day of each quarterly participation period. In 1997, employees purchased 16,017 shares for aggregate proceeds of $34,692. The Company has reserved 483,983 shares for future issuance under its employee stock purchase plan.

       The Company applies Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations in accounting for its stock option plans. The disclosure requirement of Statement of Financial Accounting
Standards ("SFAS") No. 123, "Accounting for Stock-Based
Compensation," was adopted by the Company in 1996. Had compensation cost of the Company's common stock option plan been determined under SFAS No. 123, the Company's net loss would have been increased to the following pro forma amounts:

                       CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                          1997             1996             1995
                                                        --------         -------          -------
    Net loss to common stockholders, as reported     $(32,064,000)    $(28,337,000)    $(72,520,000)
    Pro forma net loss to common stockholders        $(34,946,000)    $(30,594,000)    $(72,967,000)


    Net loss per common share, as reported                 $(0.63)          $(0.59)          $(2.11)
    Pro forma net loss per common share                    $(0.68)          $(0.63)          $(2.13)


       The average fair value per option of the options granted under the stock option plans during 1997, 1996 and 1995 is estimated as $2.10, $3.35 and $3.20, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995: dividend yield of zero, volatility of 69.87%, 70.72% and 69.57%, respectively, risk-free interest rate 6.07%, 5.90% and 6.04%, respectively, and an expected life of 5 years. The average fair value per option ascribed to the employee stock purchase plan during 1997 is estimated at $2.17 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions; divided yield of zero, volatility of 50.20%, risk free interest rate of 5.13% and expected life of 3 months. Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation charge may not be representative of that to be expected in future years.


13.   PENSION PLANS:

      The Company maintains a defined contribution pension plan. The contribution is determined by the Board of Directors each year and is based upon a percentage of gross wages of eligible employees.
The plan provides for vesting over five years, with credit given for prior service. The Company also makes contributions under a 401(k) plan in amounts which match up to 50% of the salary deferred by the participants. Matching is capped at 6% of deferred salaries. Total pension expense was $405,000, $328,000 and $311,000 for 1997, 1996 and 1995, respectively.


14.   INCOME TAXES:

      As of December 31, 1997, CYTOGEN had federal net operating loss carryforwards of approximately $155 million. The Company also had federal and state research and development tax credit carryforwards of approximately $5 million. The net operating loss and credit carryforwards began to expire in 1998.

      The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an "ownership change". Such an "ownership change" as described in Section 382 of the Internal Revenue Code may limit the Company's utilization of its net operating loss and tax credit carryforwards.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based upon the Company's loss history, a valuation allowance for deferred tax assets has been provided:

               CYTOGEN CORPORATION AND SUBSIDIARY
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                                                             1997              1996
                                                           --------          --------
Deferred tax assets:
   Net operating loss carryforwards                    $ 52,700,000      $ 48,200,000
   Capitalized research and development expenses         20,500,000        18,200,000
   Research and development credit                        5,000,000         5,000,000
   Acquisition of in-process technology                   2,500,000                -
   Other, net                                               140,000           140,000
     Total deferred tax assets                           80,840,000        71,540,000
                                                       -------------     -------------
     Valuation allowance for deferred tax assets        (80,840,000)      (71,540,000)
                                                       -------------     -------------
       Net deferred tax assets                         $         -       $         -


      In 1995, CYTOGEN acquired CytoRad and Cellcor (see Note 4), both of which had net operating loss carryforwards. Due to Section 382 limitation, approximately $10 million of CytoRad and $12.0 million of Cellcor carryforwards may be available to offset future taxable income. A 100% valuation allowance was established on the acquisition dates as realization of these tax assets is uncertain.


15.   COMMITMENTS AND CONTINGENCIES:

      The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various times through 2003. Rent expense incurred on these leases was $1.8 million, $1.8 million and $1.2 million in 1997, 1996 and 1995, respectively. Minimum future obligations under the operating leases total $7.4 million as of December 31, 1997 and will be paid as follows: $1.9 million in 1998, $1.9 million in 1999, $1.4 million in 2000, $1.2 million in 2001, $984,000 in 2002 and
$108,000 in 2003.

      The Company is obligated to make minimum future payments under research and development contracts that expire at various times.
As of December 31, 1997, the minimum future payments under contracts with fixed terms totalled $3.8 million and will be paid as follows: $1.3 million in 1998, $1.3 million in 1999, and $1.2 million in 2000. Under contracts whose expirations are not fixed, the annual minimum payments are $105,000 in 1998, $115,000 in 1999 and $125,000 in 2000 and thereafter. In addition, the Company is obligated to pay performance-based compensation to its marketing partner and royalties on revenues from commercial products developed from the research, including certain guaranteed minimum payments.

      During March 1998, a lawsuit was instituted against the Company in the Federal District Court for the Eastern District of Pennsylvania by Quaker Capital Group ("Quaker"), claiming rights to fees in connection with a financing concluded by the Company in December 1997, based on a financing engagement entered with Quaker during 1997. The Company believes it has substantial defenses to the claims and intends to defend against the lawsuit aggressively. In the opinion of management, based upon advice of counsel, the Company does not believe that the claim is likely to have a materially adverse effect on the Company's financial position.

                             EXHIBIT INDEX


Exhibit                                                           Sequentially
Number                        Description                         Numbered Page
-------                       -----------                         -------------

10.39          Employment Agreement effective as of December 23,
               1996 between CYTOGEN Corporation and Dr. Graham S. May.     65

10.40          Employment Agreement effective as of October 3, 1992
               between Cellcor, Inc. and Frederick M. Miesowicz.           67

21             Subsidiaries of CYTOGEN Corporation                         69

23             Consent of Arthur Andersen LLP                              70

27 Financial Data Schedule (Submitted to SEC only in electronic format)