Form 10-K/A
period 1997-12-31
CYTOGEN CORP
filed 1998-04-10
CIK 725058

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                                ----------

                                FORM 10-K/A
(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

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


Item 3.  Legal Proceedings

     During March 1998, a lawsuit was instituted against the Company in the Federal District Court for the Eastern District of Pennsylvania by Quaker Capital Group ("Quaker"), claiming rights to fees in connection with a financing concluded by the Company in December 1997, based on an financing engagement entered with Quaker during 1997. The Company believes it has substantial defenses to the claims and intends to defend against the lawsuit aggressively.
The Company does not believe that the claim is likely to have a materially adverse effect on the Company's financial position, results of operations or cash flows.


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


                                              1997       1996(1)      1995         1994       1993
                                            ----------------------------------------------------------
                                                (All amounts in thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues:
   Product  . . . . . . . . . . . . . . .   $ 5,252     $ 1,507     $ 1,377     $ 1,411     $ 1,591
   Royalties. . . . . . . . . . . . . . .     3,282           -           -           -           -
   License and contract . . . . . . . . .     5,886       4,223       3,608       1,047       8,763
                                             -------     -------     -------     -------     -------
  Total Revenues  . . . . . . . . . . . .    14,420       5,730       4,985       2,458      10,354
                                             -------     -------     -------     -------     -------

Research and development . .  . . . . . .    25,758      20,915      22,594      20,321      24,844
Acquisition of in-process technology. . .     7,500           -      45,878       4,647           -
Selling and marketing . . . . . . . . . .     5,492       4,143       4,493       5,536       9,399
General and administrative. . . . . . . .     6,948       5,534       4,804       3,962       7,016
                                            --------     -------     -------     ------     -------
  Total Operating Expenses  . . . . . . .    45,698      30,592      77,769      34,466      41,259
                                            --------     -------     -------     ------     -------

  Operating Loss. . . . . . . . . . . . .   (31,278)    (24,862)    (72,784)    (32,008)    (30,905)
Non-operating income (expense). . . . . .       566       1,096         264        (798)      1,676
                                            --------    --------    --------    --------    --------

Net loss. . . . . . . . . . . . . . . . .   (30,712)    (23,766)    (72,520)    (32,806)    (29,229)
Dividends including deemed dividends on
   Preferred Stock. . . . . . . . . . . .    (1,352)     (4,571)          -           -           -
                                            --------    --------    --------    --------    --------

Net loss to common stockholders . . . . .  $(32,064)   $(28,337)   $(72,520)   $(32,806)   $(29,229)
                                           =========   =========   =========   =========   =========
Basic and diluted net loss
  per common share. . . . . . . . . . . .  $  (0.63)   $  (0.59)   $  (2.11)   $  (1.38)   $  (1.38)
                                           =========   =========   =========   =========   =========
Basic and diluted weighted average
   common shares outstanding. . . . . . .    51,134      48,401      34,333      23,822      21,121
                                           =========   =========   =========   =========   =========

Consolidated Balance Sheets Data:
Cash and short term investments . . . . .   $ 7,401     $24,765     $28,752     $ 7,700     $23,764
Restricted cash . . . . . . . . . . . . .    10,486       9,916         383           -           -
Total assets. . . . . . . . . . . . . . .    27,769      41,944      37,149      19,690      34,635
Long term liabilities . . . . . . . . . .     7,615       1,855       3,275       4,310         192
Redeemable common stock . . . . . . . . .         -           -           -       2,000       2,000
Stockholders' equity. . . . . . . . . . .     9,983      32,927      25,276       4,368      21,731


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

  On March 31, 1998, Elan exchanged its shares of the Company's
Series A and thereby acquired 50% of CYTOGEN's 99.75% ownership of Targon, as contemplated by the terms of such Series A (see Notes 2 and 11 to the Consolidated Financial Statements). CYTOGEN is negotiating to divide Targon assets and liabilities between the parties in keeping with CYTOGEN's continuing review of its business opportunities and use of funds. The Company believes that Elan's acquisition of a 49.875% ownership interest of Targon will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

  Revenues. Total revenues were $14.4 million in 1997, $5.7 million in 1996 and $5.0 million in 1995. Product related revenues, including product and royalty revenues, accounted for 59%, 26% and 28% of revenues in 1997, 1996 and 1995, respectively. The 1997 growth was due to the launch and revenues generated from ProstaScint and Quadramet. License and contract revenues accounted for the remainder of revenues with 41%, 74% and 72% of the revenues in 1997, 1996 and 1995, respectively.

  Product revenues were $5.3 million, $1.5 million and $1.4 million in 1997, 1996 and 1995, respectively. ProstaScint accounted for 77% and 4% of the revenues in 1997, and 1996, respectively, while OncoScint accounted for 18%, 85% and 99% of the revenues in 1997, 1996 and 1995, respectively. Sales from ProstaScint were $4.1 million and $55,000, in 1997 and 1996, respectively. Sales from OncoScint CR/OV were $950,000, $1.3 million and $1.4 million in 1997, 1996 and 1995, respectively. Revenues from ALT treatments for mRRC were $245,000 in 1997, $178,000 in 1996 and $16,000 in
1995. The Company can not provide any assurance that ALT revenues will continue. No significant history of revenues exists with respect to the Company's products, ProstaScint and Quadramet. The Company's future product and royalty revenues will be dependent upon the market place acceptance of its products.

  Product related revenues from royalties for 1997 were $3.3 million or 38% of the revenues. All royalty revenues were related to the sales of Quadramet. To date, royalties, based on a percentage of sales, have been less that the guaranteed contractual minimum royalties.

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

  Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product and royalty revenues, revenues from contract manufacturing and research services, fees paid under its license agreements and interest earned on its cash and short term investments.

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

  Quadramet. Upon FDA clearance of Quadramet in the first quarter of 1997, the product was launched by DuPont Merck in June 1997.
An agreement between CYTOGEN and DuPont Merck provides for CYTOGEN to receive from DuPont Merck royalty revenues based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater, and additional payments upon achievement of certain other milestone payments. During 1997, CYTOGEN recorded $1.5 million in license and contract revenues, $2.0 million milestone payment upon FDA approval of Quadramet and $3.3 million in royalty revenues from Quadramet sales. As of December 31, 1997, approximately 75% of the Company's accounts receivable balance was due from DuPont Merck. See Note 5 to the Consolidated Financial Statements.

  CYTOGEN acquired an exclusive license in the U.S. from Dow for Quadramet in 1993. This license was later amended in 1995 and 1996 to include additional territories and indicators. See Note 6 to the Consolidated Financial Statements. In 1997, the Company paid
Dow $4.0 million in connection with  FDA approval of Quadramet.
The agreement also requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. Minimum royalties due Dow are $500,000 during 1998 and 1999, $750,000 in 2000 and 2001 and
$1,000,000 per year for the following 11 years. During 1997, the Company recorded $375,000 for Dow royalty expense.

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

  The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further expand its marketing, sales, manufacturing and distribution activities. The Company expects that its existing capital resources and other available sources of financing will be adequate to fund the Company's operations into 1999. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, the costs associated with the acquisition of complementary products and technologies, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress with regulatory affairs activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of its products.
To the extent that funds generated from the Company's product and royalty revenues and license and contract revenues, together with its existing capital resources are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company has a commitment pursuant to which it may issue up to $12.5 million in additional series of convertible preferred stock, under certain conditions, however, there can be no assurance that such conditions will be met. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives are available.
If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected. However, the Company believes that it has the ability to reduce its operating expenses so that it will have adequate cash flow to sustain operations into 1999 and beyond.

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

  (d) Financial Statement Schedules:

      None


                                 SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of April 1998.

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



        Signature                                Title                             Date
        ---------                                -----                             ----

 /s/ John E. Bagalay, Jr.         Chief Executive Officer and President        April 9, 1998
 --------------------------       (Principal Executive Officer), Chief
     John E. Bagalay, Jr.         Financial Officer (Principal Financial
                                  Officer) and Director


 /s/ Jane M. Maida                Chief Accounting Officer (Principal          April 9, 1998
 --------------------------       Accounting Officer)
     Jane M. Maida


 /s/ Charles E. Austin*           Director                                     April 9, 1998
 --------------------------
     Charles E. Austin


 /s/ Ronald J. Brenner*           Director                                     April 9, 1998
 --------------------------
     Ronald J. Brenner


 /s/ James A. Grigsby*            Director                                     April 9, 1998
 --------------------------
     James A. Grigsby


 /s/ Robert F. Hendrickson*       Director                                     April 9, 1998
 --------------------------
     Robert F. Hendrickson


 /s/ Thomas J. McKearn*           Director                                     April 9, 1998
 --------------------------
     Thomas J. McKearn


 /s/ William C. Mills III*        Director and Chairman of the Board           April 9, 1998
 --------------------------
     William C. Mills III


 /s/ Donald E. O'Neill*           Director                                     April 9, 1998
 --------------------------
     Donald E. O'Neill


* By Power of Attorney









                            Annual Report on Form 10-K/A

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

                         CYTOGEN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (all amounts in thousands except per share data)



                                                                       YEAR ENDED DECEMBER 31,
                                                                       -----------------------
                                                                    1997         1996         1995
                                                                ------------------------------------
Revenues:
   Product. . . . . . . . . . . . . . . . . . . . . . . . .     $  5,252     $  1,507      $  1,377
   Royalties. . . . . . . . . . . . . . . . . . . . . . . .        3,282            -             -
   License and contract . . . . . . . . . . . . . . . . . .        5,886        4,223         3,608
                                                                ---------    ----------    ---------

      Total Revenues. . . . . . . . . . . . . . . . . . . .       14,420        5,730         4,985
                                                                ---------    ----------    ---------

Operating Expenses:
   Research and development . . . . . . . . . . . . . . . .      25,758        20,915        22,594
   Acquisition of in-process technology . . . . . . . . . .       7,500            -         45,878
   Selling and marketing. . . . . . . . . . . . . . . . . .       5,492         4,143         4,493
   General and administrative . . . . . . . . . . . . . . .       6,948         5,534         4,804
                                                                ---------     ----------    ----------

      Total Operating Expenses. . . . . . . . . . . . . . .      45,698        30,592        77,769

      Operating Loss  . . . . . . . . . . . . . . . . . . .     (31,278)      (24,862)      (72,784)

Gain on Investments, net  . . . . . . . . . . . . . . . . .       1,167         1,547           857
Interest Expense  . . . . . . . . . . . . . . . . . . . . .        (601)         (451)         (593)
                                                               ----------    ---------     ----------

Net Loss  . . . . . . . . . . . . . . . . . . . . . . . . .     (30,712)      (23,766)      (72,520)
Dividends Including Deemed Dividends on Preferred Stock . .      (1,352)       (4,571)           -
                                                               ----------    ----------    ----------
Net Loss to Common Stockholders . . . . . . . . . . . . . .    $(32,064)     $(28,337)     $(72,520)
                                                               ==========    ==========    ==========
Basic and Diluted Net Loss per Common Share . . . . . . . .    $  (0.63)     $  (0.59)     $  (2.11)
                                                               ==========    ==========    ==========
Basic and Diluted Weighted Average Common
  Shares Outstanding. . . . . . . . . . . . . . . . . . . .      51,134        48,401        34,333
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

                      CYTOGEN CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restatement and Reclassification

     Reference is made to Note 11 regarding the 1996 financial statements restatement to correct the accounting presentation of a deemed dividend. Also, restricted cash has been reclassified as non-current in the 1995 and 1996 financial statements since its use is restricted for Targon.


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


Accounts Receivable

     As of December 31, 1997 and 1996, accounts receivable were net of an allowance for doubtful accounts of $576,000 and $546,000, respectively. The Company charged to expense $30,000 and $10,000 as a provision for doubtful accounts in 1997 and 1996, respectively. As of December 31, 1997, approximately 75% of the Company's accounts receivable balance was due from the DuPont Merck Pharmaceutical Company ("DuPont Merck").


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


Revenue Recognition

       Product revenues include product sales by CYTOGEN to its customers. Royalties are earned based on Quadramet sales by DuPont Merck. Product sales are recognized upon shipment of finished goods. Royalties are based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater.

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

   Future annual minimum royalties due to Dow are as follows:

               1998                 $  500,000
               1999                    500,000
               2000                    750,000
               2001                    750,000
               2002 through 2012     1,000,000

                    CYTOGEN CORPORATION AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



7.     REVENUES FROM MAJOR CUSTOMERS:

       Significant revenue concentrations of the Company's total product, royalties, license and contract revenues were as follows:


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

      During March 1998, a lawsuit was instituted against the Company in the Federal District Court for the Eastern District of Pennsylvania by Quaker Capital Group ("Quaker"), claiming rights to fees in connection with a financing concluded by the Company in December 1997, based on a financing engagement entered with Quaker during 1997. The Company believes it has substantial defenses to the claims and intends to defend against the lawsuit aggressively. The Company does not believe that the claim is likely to have a materially adverse effect on the Company's financial position results of operations or cash flows.

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