Form 10-Q
period 1998-03-31
CYTOGEN CORP
filed 1998-05-15
CIK 725058

                SECURITIES AND EXCHANGE COMMISSION      Conformed
                      Washington, D.C. 20549               Copy

                            FORM 10-Q

          (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the quarterly period ended March 31, 1998
                                         --------------
                                OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the transition period from               to
                                         -------------     -------------

                      Commission file number 333-02015
                                             ---------

                              CYTOGEN Corporation
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


                  Delaware                               22-2322400
    --------------------------------               ---------------------
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
                              ---   ---
       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                        Outstanding at April 30, 1998
     ----------------------------             -----------------------------
     Common Stock, $.01 par value                        54,866,143

PART I - FINANCIAL INFORMATION
------------------------------
Item I: Consolidated Financial Statements

                               CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands, except share data)
                                             (Unaudited)

                                                                            March 31,        December 31,
                                                                               1998              1997
ASSETS:                                                                     ---------        ------------
Current Assets:
  Cash and cash equivalents                                                 $   2,487         $   7,401
  Accounts receivable, net                                                      5,794             4,064
  Inventories                                                                     255               443
  Other current assets                                                            317               258
                                                                            ----------        ----------
    Total current assets                                                        8,853            12,166
                                                                            ----------        ----------
Property and Equipment:
  Leasehold improvements                                                       10,128            10,126
  Equipment and furniture                                                       7,761             7,696
                                                                            ----------        ----------
                                                                               17,889            17,822
  Less- Accumulated depreciation and amortization                             (14,254)          (13,910)
                                                                            ----------        ----------
    Net property and equipment                                                  3,635             3,912
                                                                            ----------        ----------

Investment in Subsidiary                                                        9,250            10,343
Other Assets                                                                    1,134             1,134
                                                                            ----------        ----------
                                                                            $  22,872         $  27,555
                                                                            ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable and accrued liabilities                                  $   5,240         $   5,662
  Current portion of long-term liabilities                                      1,793             1,739
                                                                            ----------        ----------
    Total current liabilities                                                   7,033             7,401
                                                                            ----------        ----------
Long-Term Liabilities                                                          10,185            10,171
                                                                            ----------        ----------
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,400,000 shares authorized -
    Series A Convertible and Exchangeable Preferred Stock, $.01 par value,
      1,000 shares authorized,  0 and 1,000 shares issued and outstanding in
      1998 and 1997, respectively                                                   -                 -
    Series B Convertible Preferred Stock, $.01 par value,
      750 shares authorized, 450 and 750 shares issued and outstanding in 1998 and 1997, respectively (liquidation value of $4,500 and
      $7,500 in 1998 and 1997, respectively)                                        -                 -
  Common stock, $.01 par value, 89,600,000 shares authorized,
    53,359,000 and 51,170,000 shares issued and outstanding
    in 1998 and 1997, respectively                                                534               512
  Additional paid-in capital                                                  298,280           298,212
  Accumulated deficit                                                        (293,160)         (288,741)
                                                                            ----------        ----------
    Total stockholders' equity                                                  5,654             9,983
                                                                            ----------        ----------
                                                                            $  22,872         $  27,555
                                                                            ==========        ==========

             The accompanying notes are an integral part of these statements.

                         CYTOGEN CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                  (All amounts in thousands, except per share data)
                                      (Unaudited)


                                                                    Three Months Ended March 31,
                                                                        1998             1997
                                                                    ----------------------------

Revenues:
 Product Related:
    Product Sales                                                   $  1,833          $    870
    Royalty                                                            1,631                 -
                                                                    ---------         ---------
                                                                       3,464               870

  License and Contract                                                   667             2,984
                                                                    ---------         ---------

    Total Revenues                                                     4,131             3,854
                                                                    ---------         ---------

Operating Expenses:
  Cost of Product Related and Contract Manufacturing Revenues            853               232
  Research and Development                                             4,127             8,593
  Equity Loss in Subsidiary                                            1,020               288
  Selling and Marketing                                                1,051             1,126
  General and Administrative                                           1,405             1,530
                                                                    ---------         ---------

    Total Operating Expenses                                           8,456            11,769
                                                                    ---------         ---------

    Operating Loss                                                    (4,325)           (7,915)

Interest Income                                                          206               264
Interest Expense                                                        (218)              (73)
                                                                    ---------         ---------

Net Loss                                                              (4,337)           (7,724)
Dividends on Series B Preferred Stock                                    (82)                -
                                                                    ---------         ---------

Net Loss to Common Stockholders                                     $ (4,419)         $ (7,724)
                                                                    =========         =========

Basic and Diluted Net Loss per Common Share                         $  (0.08)         $  (0.15)
                                                                    =========         =========

Basic and Diluted Weighted Average
  Common Shares Outstanding                                           52,620            51,088
                                                                    =========         =========

            The accompanying notes are an integral part of these statements.

                         CYTOGEN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (All amounts in thousands)
                                    (Unaudited)

                                                                     Three Months Ended March 31,
                                                                        1998             1997
                                                                     ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                              $ (4,337)        $ (7,724)
Adjustments to Reconcile Net Loss to Cash Used for                    ---------        ---------
  Operating Activities:
    Depreciation and Amortization                                          344              377
    Imputed Interest                                                        40               65
    Stock Grants                                                            11               14
    Equity Loss in Subsidiary                                             1,020             288
    Changes in Assets and Liabilities:
      Accounts receivable, net                                           (1,730)         (2,787)
      Inventories                                                           188              21
      Other assets                                                           14            (144)
      Accounts payable and accrued liabilities                             (445)          2,403
                                                                       ---------       ---------

             Total adjustments                                             (558)            237
                                                                       ---------       ---------

      Net cash used for operating activities                             (4,895)         (7,487)
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of Property and Equipment                                          (8)           (174)
Purchases of Short-Term Investments                                           -          (8,019)
                                                                       ---------       ---------

      Net cash used for investing activities                                 (8)         (8,193)
                                                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                                       17               6
Principal Payment of Capital Lease Obligations                              (28)            (26)
                                                                       ---------       ---------

      Net cash used for financing activities                                (11)            (20)
                                                                       ---------       ---------

Net Decrease in Cash and Cash Equivalents                                (4,914)        (15,700)

Cash and Cash Equivalents, Beginning of Period                            7,401          20,296
                                                                       ---------       ---------

Cash and Cash Equivalents, End of Period                               $  2,487        $  4,596
                                                                       =========       =========


             The accompanying notes are an integral part of these statements.

              CYTOGEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

         CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the development, commercialization and marketing of products to improve diagnosis and treatment of cancer and other disease. In March 1997, CYTOGEN received approval from the U.S. Food and Drug Administration ("FDA") to market Quadramet, CYTOGEN's product for the relief of pain due to cancers that have spread to the skeleton and that can be visualized on a bone scan. In October 1996, CYTOGEN received marketing approval from FDA for the ProstaScint imaging agent, CYTOGEN's prostate cancer diagnostic imaging product. In December
1992, FDA approved OncoScint CR/OV imaging agent, CYTOGEN's colorectal and ovarian cancer specific diagnostic imaging product, for single administration per patient. In November 1995, FDA approved an expanded indication allowing for repeat administration of OncoScint CR/OV. All three products are currently available in the market place. Operations of the Company are subject to certain risks and uncertainties including, but not limited to uncertainties related to access to capital, product market acceptance, product efficacy and clinical trials, technological uncertainty, uncertainties of future profitability, dependence on collaborative relationships and key personnel.
The Company has incurred losses since its inception and expects to incur significant operating losses in the future. There can be no assurance that the Company will ever be able to commercialize successfully its products or that profitability will ever be achieved.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management believes the Company's existing capital resources and other available sources of financing will be adequate to fund the Company's operations into 1999. Additional financings are available under certain conditions through the sale of Preferred Stock under an existing financing commitment. Currently, the Company does not meet all of the conditions to draw down additional funds. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives (including arrangements with collaborative partners) are available. There can be no assurance that the existing Preferred Stock financing commitment or other financial alternatives will be available when needed or at terms commercially acceptable to the Company. If necessary, management believes it has the ability to reduce its operating expenses so the Company will have adequate cash flow to sustain operations into 1999 and beyond. If an operating expense reduction plan was implemented, it would require the Company to delay, scale back or eliminate significant aspects of the Company's operations.

                  CYTOGEN CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


Basis of Consolidation

     The consolidated financial statements include the accounts of CYTOGEN and its wholly- owned subsidiaries, AxCell Biosciences
Corporation ("AxCell") and Cellcor, Inc. ("Cellcor").   The
financial statements also include the losses of Targon Corporation ("Targon") which are accounted for on the equity method (see Investment in Subsidiary). Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

     The consolidated financial statements of CYTOGEN Corporation are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 1997. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

Investment in Subsidiary (Targon Corporation)

     As discussed in Note 3, on March 31, 1998, the Company's ownership interest in Targon was reduced from 99.75% to 49.875%.
As a result, the Company began accounting for its investment in Targon using the equity method. In addition, the Company retroactively adopted Emerging Issues Task Force (EITF) 96-16. Under the equity method, the Company recognizes 100% of Targon's losses in its consolidated statement of operations as "Equity Loss in Subsidiary" with a corresponding reduction in the carrying amount of its investment. The use of the equity method had no effect on the Company's previously reported net loss, stockholders' equity or cash flows. Included in "Investment in Subsidiary" is a $10 million note receivable from Targon which bears interest at the six month LIBOR plus 1%, and is adjusted on a semi-annual basis and is due in full in July 2000. This amount was reduced by the equity losses discussed above. Included in long-term liabilities is a $10 million loan payable to Elan Corporation, plc ("Elan"), the proceed

                CYTOGEN CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


of which was used to fund Targon. This loan is payable and bears interest at the same terms as described above. CYTOGEN and Elan are currently negotiating to divide Targon's assets and liabilities between the parties.

     As a result of the restatement, approximately $392,000 of research and development expense recorded in the first quarter of 1997 statement of operations was reclassified to "Equity Loss in Subsidiary". The primary effect on the December 31, 1997 balance sheet was the reclassification of Restricted Cash to "Investment in Subsidiary". All other changes were immaterial.

Net Loss Per Share

     Basic net loss per common share is based upon the weighted average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per common share, as the inclusion of common stock equivalents would be antidilutive.

Reclassifications

     Certain reclassifications have been reflected in the 1997 financial statements to conform with the 1998 presentation.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, which establishes standards for reporting and disclosure of comprehensive income. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. SFAS No. 130 requires additional disclosures in the Company's consolidated financial statements, but does not have any impact on the Company's financial position or consolidated results of operations. The Company has reviewed SFAS No. 130 and determined that for the three months ended March 31, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements.
As a result, no disclosure is necessary to comply with SFAS No. 130.


2.  QUADRAMET RELATED REVENUES/EXPENSES:

     In March 1997, the Company received marketing approval from FDA for Quadramet. As a result of the approval CYTOGEN recorded a milestone payment of $2.0 million from The DuPont Merck Pharmaceutical Company ("DuPont Merck"), for manufacturing and marketing rights to Quadramet, and also recorded a $4.0 million milestone payment to The Dow Chemical Company ("Dow") for the exclusive license to Quadramet. Since the product launch in the second quarter of 1997, CYTOGEN has

                 CYTOGEN CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


earned royalty revenues from DuPont Merck and paid royalty expenses to Dow. Royalty revenues and expenses are based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater. For the three months ended March 31, 1998, CYTOGEN recorded $1.6 million in royalty revenues and $125,000 in royalty expenses.


3.  TARGON CORPORATION:

     Targon was established in September 1996 pursuant to agreements between CYTOGEN and Elan and was a majority-owned (99.75%) subsidiary of CYTOGEN. On March 31, 1998, Elan exchanged its shares of the Company's Series A Convertible Preferred Stock ("Series A") for 50% of CYTOGEN's interest in Targon. Elan is entitled through March 31, 2003 to exercise a warrant to purchase up to 1 million shares of CYTOGEN common stock, at an exercise price of $9.00 per share. As a result of the exchange, all rights to conversion into CYTOGEN's common stock were terminated.


4.  CONVERSION OF CYTOGEN'S SERIES B PREFERRED STOCK:

     During the first quarter of 1998, an aggregate of $3 million face amount of the Company's Series B Preferred Stock ("Series B") issued in December 1997 was converted into common stock resulting in the issuance of 2,157,760 shares of CYTOGEN common stock for both the conversion and accrued dividends.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


     From time to time, as used herein, the term "Company" may include CYTOGEN and its wholly owned subsidiaries AxCell and Cellcor, taken as a whole, where appropriate.

Results of Operations

     Background. To date, the Company's revenues have resulted primarily from (i) sales of ProstaScint and OncoScint, (ii) royalties earned on Quadramet sales by DuPont Merck , (iii) the recovery of costs related to the treatment of patients receiving autolymphocyte therapy ("ALT") for metastatic renal cell carcinoma ("mRCC") under a Treatment Investigational New Drug program and compassionate protocol which permits patients who do not qualify for or have completed treatment under an ongoing study approved by FDA to receive treatment, (iv) payments received from contract manufacturing and research services pursuant to agreements, (v) fees generated from the licensing of its technology and marketing rights to its products, and (vi) milestone payments received when events stipulated in the collaborative agreements with third parties have been achieved.

     In 1997, CYTOGEN launched two new products, Quadramet and ProstaScint, into the market place.

     Quadramet is marketed by DuPont Merck. During the first year of launch, Quadramet was marketed principally to the nuclear medicine community, which administers the treatment to patients. However, the treatment is more typically prescribed by the caregiving physicians, including oncologists and urologists. The Company believes that successful commercialization of Quadramet will depend upon marketing to these referring physicians and that efforts to reach these groups will require additional training and commitment of resources by the Company's marketing partner and additional marketing partners with sales forces experienced in marketing products for pain management directly to the referring physicians. The Company plans, along with DuPont Merck, to expand the marketing program to address these issues, although no assurances can be given as to the Company's ability to implement this strategy successfully or as to the time frame within which this strategy can be accomplished.

     C.R. Bard, Inc. ("Bard") markets ProstaScint to urologists while CYTOGEN markets ProstaScint to the medical imaging community and oncologists through its PIE Program (described below). Both companies market ProstaScint to managed care organizations ("MCOs"). CYTOGEN's focus is to increase the MCOs' awareness of and to obtain coverage for ProstaScint in addition to incorporating ProstaScint into the MCOs' patient practice guidelines. CYTOGEN's costs of its efforts related to marketing to MCOs are immaterial and primarily attributable to its own marketing personnel.

     In connection with the launch of ProstaScint, CYTOGEN has developed its PIE (Partners in Excellence) accreditation program by establishing a network of qualified nuclear medicine sites and physicians. Each site is trained and certified in acquiring, processing and interpreting the antibody-derived images. As of April 28, 1998, there were 192 PIE sites in operation. ProstaScint

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


is available for use only at qualified PIE sites, thus providing quality control and support. By early 1999, the Company is required by its co-marketing agreement with Bard to have at least
220 PIE sites established. The Company expects that it will be able to comply with this requirement. Currently, a backlog exists with respect to facilities requesting certification as PIE sites because the number of nuclear imaging centers requesting certification exceeds existing resources which the Company has available to establish new PIE sites. The Company believes that some indeterminable level of sales may be lost as a result of the backlog, however, the Company also believes that the maintenance of quality of the sites is essential to the success of the product. At the present time, the Company incurs the expense of qualification of each site.

     On March 25, 1998, the Company announced that, based on an ongoing review and prioritization of its business opportunities, it had delayed indefinitely submission of a Biologics License Application for its ALT for mRCC. CYTOGEN is currently seeking potential partners for future funding and development of ALT. The Company will also consider the sale of Cellcor to another healthcare company that has an interest and the resources to actively pursue FDA approval of ALT for mRCC and other indications. The Company anticipates that this action will reduce operating expenses significantly and permit allocation of additional resources to other Company priorities. ALT is a proprietary cellular therapy which has been under development by Cellcor for the treatment of mRCC, a life threatening kidney cancer, for which adequate therapies do not exist. Cellcor completed pivotal Phase III clinical trials of ALT in mRCC patients in January 1997, and the Company believes the results of the trials are favorable.

     On March 31, 1998, Elan exchanged its shares of the Company's Series A Preferred Stock and thereby acquired 50% of CYTOGEN's 99.75% ownership of Targon, as contemplated by the terms of such Series A (see Note 3 to the Consolidated Financial Statements). CYTOGEN and Elan are currently negotiating to divide Targon assets and liabilities between the parties. The Company believes that Elan's acquisition of a 49.875% ownership interest of Targon will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Revenues.  Total revenues for the three months ended March
31, 1998 and 1997 were $4.1 million and $3.9 million, respectively. The product related revenues, which includes product sales and royalty revenues on Quadramet, accounted for 84% of total revenues in 1998 versus 23% from the same period of the prior year. License and contract revenues accounted for the remainder of revenues with 16% and 77% of the total revenues recorded in the three months ended March 31, 1998 and 1997, respectively.

     Product related revenues for the three months ended March 31, 1998 and 1997, were $3.5 million and $870,000, respectively. ProstaScint accounted for 44% and 69% of product related revenues in the first quarters of 1998 and 1997, respectively, while OncoScint accounted for 8% and 28% of product related revenues in 1998 and 1997, respectively. The product launch of ProstaScint was

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


during February 1997. Sales from ProstaScint were $1.5 million in the first quarter of 1998 compared to $603,000 in the first quarter of 1997, while sales from OncoScint were $262,000 in the first quarter of 1998 versus $244,000 in the same period of 1997. Revenues from ALT treatments for mRCC were $34,000 in 1998 compared to $23,000 recorded in the comparable period of 1997. Royalty revenues accounted for the balance of the first quarter of 1998 product related revenues representing 47% or $1.6 million, of total product related revenues. All royalty revenues are attributable to Quadramet, which was launched by DuPont Merck at the end of May 1997. To date, royalties based on a percentage of sales, have been substantially less than the guaranteed contractual minimum royalties.

     License and contract revenues for the three months ended
March 31, 1998 and 1997 were $667,000 and $3.0 million, respectively. The first quarter 1998 license and contract revenues included $485,000 in contract manufacturing revenues from six customers, and $75,000 in milestone payment from Faulding (Canada), Inc. ("Faulding"). The 1997 first quarter revenues included a $2.0 million milestone payment from DuPont Merck, $365,000 and $317,000 in research revenues from DuPont Merck for continued clinical development of Quadramet and from Elan, respectively, and $153,000 in contract manufacturing revenues from six customers. License and contract revenues have fluctuated in the past and may fluctuate in the future.

     Operating Expenses. The current year operating expenses reflect the Company's continued efforts in developing and marketing of products. For the three months ended March 31, 1998 operating expenses were $8.5 million compared to $11.8 million recorded in the same period of 1997. The decrease from the prior year period is due to a one-time $4.0 million milestone payment to Dow recorded in the first quarter of 1997 upon the approval of Quadramet by FDA partially offset in 1998 by increased losses from Targon, royalty expenses for Quadramet and costs associated with the increased product related and contract manufacturing revenues in 1998.

     Cost of product related and contract manufacturing revenues for the three months ended March 31, 1998 were $853,000 compared to $232,000 recorded in the same period of the prior year. The increase from the prior period is due primarily to increased manufacturing costs associated with increased revenues in 1998, and royalty expenses related to Quadramet (see Note 2 to the Consolidated Financial Statements).

     Research and development expenses for the three months ended
March 31, 1998 were $4.1 million compared to $8.6 million recorded in the same period of 1997. These expenses principally reflect product development efforts and support of clinical trials.
The decrease from the prior year period is due to the aforementioned $4.0 million milestone payment to Dow in the first quarter of 1997 combined with the various savings from the Company's product development efforts in 1998.

     Equity loss in subsidiary (Targon) for the three months ended March 31, 1998 and 1997 was $1.0 million and $288,000, respectively. Targon's expenses reflected product development and clinical trials programs. During the first quarter of 1998, Targon's program costs and commitments had increased due to the financial support of the Duke University research agreement, the addition of costs related to

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


new products acquired by Targon and the acceleration of clinical programs. On March 31, 1998, Elan exchanged its shares of the Company's Series A Preferred Stock and thereby acquired 50% of CYTOGEN's 99.75% ownership of Targon (see Note 3 to the Consolidated Financial Statements). CYTOGEN and Elan are currently negotiating to divide Targon assets and liabilities between the parties.

     Selling and marketing expenses were $1.1 million for each of the three month periods ended March 31, 1998 and 1997. The 1998 expenses reflected the marketing efforts to increase ProstaScint sales and expenses to establish and maintain PIE sites. The 1997 expenses included expenses associated with ProstaScint launch and PIE program.

     General and administrative expenses for the three months ended March 31, 1998 were $1.4 million which is slightly lower than the $1.5 million recorded in the comparable period of 1997.

     Interest Income/Expense. Interest income for the three months ended March 31, 1998 was $206,000 compared to $264,000 realized in the same period of the prior year. The decrease from the prior year period is due to lower cash and short term investment balances for the periods. This is partially offset by the $169,000 interest income realized from the $10.0 million note due to Cytogen from Targon during the three months ended March 31, 1998.

     Interest expense for the three months ended March 31, 1998 was $218,000 compared to $73,000 recorded in the same period of 1997. The increase from the prior year period is due to the $169,000 interest expense associated with the $10.0 million note due to Elan for the three months ended March 31, 1998.

     Net Loss. Net loss to common stockholders for the three months ended March 31, 1998 was $4.4 million compared to a net loss of $7.7 million incurred in the same period of 1997. The loss per common share was $0.08 on 52.6 million average common shares outstanding compared to $0.15 on 51.1 million average common shares outstanding for the same period in 1997. The 1998 net loss included $82,000 of accrued dividends on the Series B Preferred Stock.

Liquidity and Capital Resources

     The Company's cash and cash equivalents were $2.5 million as of March 31, 1998, compared to $7.4 million as of December 31, 1997. The cash used for operating activities for the three months ended March 31, 1998 was $4.9 million compared to $7.5 million in the same period of 1997. The decrease in cash usage for operating activities from the prior year period was primarily due to the receipts of revenues generated from Quadramet and ProstaScint.

     Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under its license agreements and interest earned on its note receivable from Targon and its cash and short term investments.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      In 1997, the Company completed $7.5 million of a $20.0 million financing commitment with a group of private investors, whereby the Company, on satisfaction of certain conditions, has the option to draw down the balance of the commitment or $12.5 million over the course of 1998. The financing is in the form of a 6% convertible preferred stock which is convertible by the investors at any time and convertible or redeemable by the Company, at its option, in three years. The dividend is payable in cash or common stock of CYTOGEN at the Company's option at the earlier of the conversion date or when and as declared by the Board of Directors (see Note 4 to the Consolidated Financial Statements). Currently, the Company does not meet all of the conditions to draw down the additional funds.

     Quadramet.  Quadramet was launched by DuPont Merck in June
1997.   An agreement between CYTOGEN and DuPont Merck provides for
CYTOGEN to receive from DuPont Merck royalty revenues based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater, and additional payments upon achievement of certain other milestone payments. For the three months ended March 31, 1998, CYTOGEN recorded $1.6 million in royalty revenues for Quadramet. As of March 31, 1998, approximately 74% of the Company's accounts receivable balance was due from DuPont Merck.

     CYTOGEN acquired an exclusive license in the U.S., Canada and Latin America from Dow for Quadramet. The agreement requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. Minimum royalties due Dow for 1998 are $500,000. For the three months ended March 31, 1998, the Company recorded $125,000 in royalty expenses for Quadramet.

      ProstaScint. ProstaScint was officially launched in February 1997. Product related revenues now include sales of ProstaScint. Significant cash will be required to support the Company's marketing program and expansion and maintenance of the PIE program.

     In 1996, CYTOGEN entered into an agreement with Bard (the
"Co-Promotion Agreement") to market and promote ProstaScint, pursuant to which Bard will make payments upon the occurrence of certain milestones, which include expansion of co-marketing rights in selected countries outside the U.S. During the term of the Co-Promotion Agreement, Bard will receive performance-based compensation for its services. For the three months ended March 31, 1998 and 1997, the Company recorded $154,000 and $75,000, respectively, for Bard commission.

     OncoScint CR/OV. To date, sales of OncoScint CR/OV have not been material and are not expected to become a significant source of cash flow in the future. In 1994, the Company reacquired all U.S. marketing rights to OncoScint from Knoll Pharmaceuticals Company ("Knoll") and is required to pay Knoll $1.7 million in 1998. The Company will fund this payment from product related revenues and other sources.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

     CYTOGEN entered into agreements with Faulding and CIS biointernational ("CISbio"), respectively, to market and distribute OncoScint CR/OV outside the U.S. Faulding and CISbio will be required to make payments for the purchase of products and royalties on net sales, if any.

     In July 1997, the Company obtained a $10.0 million loan from Elan. The loan is payable in full at the end of year three and bears interest which is payable quarterly at the six month LIBOR rate plus 1% and is adjusted on a semi-annual basis. The funds were used by CYTOGEN to provide funding to Targon. For the three months ended March 31, 1988, the Company recorded $169,000 of interest expense in connection with this note.

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

     The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products, contract manufacturing, license and research contracts, and from control of spending. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. The Company currently has no commitments or specific plans for acquisitions or strategic alliances. However, the Company believes that, if successful, such strategies may increase long term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product and royalty revenues are sufficient to cover operating expenses. To fund these strategic and operating activities, the Company may sell equity and debt securities as market conditions permit or enter into credit facilities.

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further expand its marketing, sales, manufacturing and distribution activities. The Company expects that its existing capital resources and other available sources of financing will be adequate to fund the Company's operations into 1999. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, the

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


costs associated with the acquisition of complementary products and technologies, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress with regulatory affairs activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of its products. To the extent that funds generated from the Company's product-related and license and contract revenues, together with its existing capital resources are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company has a commitment pursuant to which it may issue up to $12.5 million in additional series of convertible preferred stock, under certain conditions.
Currently, the Company does not meet all of the conditions to draw down the additional funds. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives are available. There can be no assurance that the financing commitment described above or other financial alternatives will be available when needed or at terms commercially acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets.
If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected. However, the Company believes that it has the ability to reduce its operating expenses so that it will have adequate cash flow to sustain operations into 1999 and beyond.

                       ==========================

                          Cautionary Statement

     The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the Company's ability to continue as a going concern if the Company is unable to raise sufficient funds or generate sufficient cash flows from operations to cover the cost of its operations; (ii) the Company's ability to access the capital markets in the near term and in the future for continued funding of existing projects and for the pursuit of new projects; (iii) the timing and results of clinical studies; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE
Program; (v) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (vi) the profitability of its products; (vii) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates;
(viii) the ability to attract additional contract manufacturing customers; (ix) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


by the key users of the product; (x) the success of the Company's marketing partners in obtaining marketing approvals in Canada and in European countries, in achieving milestones and achieving sales of products resulting in royalties.

PART II  -  OTHER INFORMATION
-------     -----------------

Item 6  -       Exhibits and Reports on Form 8-K
------
                (a) Exhibits:

                27    -   Financial Data Schedule (Submitted to SEC only
                          in electronic format).

                (b) Reports on Form 8-K:

                          On January 22, 1998, the Company filed a report on Form 8-K reporting on "Item 5. Other Events" with respect to a press release announcing management changes.

                            SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYTOGEN CORPORATION





Date May 15, 1998                       By /s/ Jane M. Maida
     ----------------                     ------------------------
                                          Jane M. Maida
                                          Chief Accounting Officer