Form 10-Q
period 1998-06-30
CYTOGEN CORP
filed 1998-08-14
CIK 725058

                SECURITIES AND EXCHANGE COMMISSION          Conformed
                      Washington, D.C. 20549                   Copy

                            FORM 10-Q

          (Mark One)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934

          For the quarterly period ended June 30, 1998
                                         -------------

                                OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934

          For the transition period from              to
                                         ------------    ----------


                         Commission file number 333-02015
                                                ---------

                               CYTOGEN Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                            22-2322400
--------------------------------                            ---------------
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
                          ---   ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                          Outstanding at August 6, 1998
----------------------------                -----------------------------
Common Stock, $.01 par value                           58,591,373

PART I - FINANCIAL INFORMATION
------------------------------
Item I: Consolidated Financial Statements


                          CYTOGEN CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                     (All amounts in thousands, except share data)
                                        (Unaudited)

                                                                         June 30,       December 31,
ASSETS:                                                                    1998              1997
                                                                         --------       ------------
Current Assets:
 Cash and cash equivalents                                             $   3,018          $   7,401
 Accounts receivable, net                                                  1,517              4,064
 Inventories                                                                 313                443
 Other current assets                                                        146                258
                                                                       ----------         ----------
   Total current assets                                                    4,994             12,166
                                                                       ----------         ----------
Property and Equipment:
 Leasehold improvements                                                   10,128             10,126
 Equipment and furniture                                                   7,786              7,696
                                                                       ----------         ----------
                                                                          17,914             17,822
 Less- Accumulated depreciation and amortization                         (14,587)           (13,910)
                                                                       ----------         ----------
   Net property and equipment                                              3,327              3,912
                                                                       ----------         ----------

Investment in Subsidiary                                                   9,376             10,343
Other Assets                                                               1,134              1,134
                                                                       ----------         ----------
                                                                       $  18,831          $  27,555
                                                                       ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
 Accounts payable and accrued liabilities                              $   5,774          $   5,662
 Current portion of long-term liabilities                                  1,836              1,739
                                                                       ----------         ----------
   Total current liabilities                                               7,610              7,401
                                                                       ----------         ----------
Long-Term Liabilities                                                     10,177             10,171
                                                                       ----------         ----------

Stockholders' Equity:
 Preferred stock, $.01 par value, 5,400,000 shares authorized -
   Series A Convertible and Exchangeable Preferred Stock, $.01 par value,
     1,000 shares authorized, 0 and 1,000 shares issued and outstanding
     in 1998 and 1997, respectively                                            -                  -
   Series B Convertible Preferred Stock, $.01 par value,
     750 shares authorized, 100 and 750 shares issued and outstanding
     in 1998 and 1997, respectively                                            -                  -
   Series C Junior Participating Preferred Stock, $.01 par value,
     200,000 shares authorized, 0 issued and outstanding                       -                  -
 Common stock, $.01 par value, 89,600,000 shares authorized,
   56,789,000 and 51,170,000 shares issued and outstanding
   in 1998 and 1997, respectively                                            568                512
 Additional paid-in capital                                              298,324            298,212
 Accumulated deficit                                                    (297,848)          (288,741)
                                                                       ----------         ----------
   Total stockholders' equity                                              1,044              9,983
                                                                       ----------         ----------
                                                                       $  18,831          $  27,555
                                                                       ==========         ==========

            The accompanying notes are an integral part of these statements.

                               CYTOGEN CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        (All amounts in thousands, except per share data)
                                            (Unaudited)

                                           Second Quarter Ended June 30,    Year-To-Date Ended June 30,
                                           -----------------------------    ---------------------------
                                                 1998            1997            1998           1997
                                           -----------------------------    ---------------------------
Revenues:
 Product Related:
   Product Sales
     ProstaScint                            $    1,458      $     998        $    2,996     $    1,601
     Quadramet                                     220              -               220              -
     Others                                        172            312               468            579
                                            -----------     ----------       -----------     ----------
          Product Sales                          1,850          1,310             3,684          2,180

   Quadramet Royalty                                33             21             1,664             21
                                            -----------     ----------       -----------     ----------
          Total Product Related                  1,883          1,331             5,348          2,201

   License and Contract                            579            837             1,246          3,821
                                            -----------     ----------       -----------     ----------

          Total Revenues                         2,462          2,168             6,594          6,022
                                            -----------     ----------       -----------     ----------

Operating Expenses:
 Cost of Product Related and
  Contract Manufacturing Revenues                1,935          1,614             3,835          3,009
 Research and Development                        2,682          3,842             5,763         11,271
 Equity Loss in Subsidiary                           -            452             1,020            740
 Selling and Marketing                           1,283          1,440             2,334          2,567
 General and Administrative                      1,216          1,372             2,621          2,902
                                            -----------      ---------       -----------     ----------

          Total Operating Expenses               7,116          8,720            15,573         20,489
                                            -----------      ---------       -----------     ----------

          Operating Loss                        (4,654)        (6,552)           (8,979)       (14,467)

Interest Income                                    222            181               428            445
Interest Expense                                  (220)           (73)             (437)          (146)
                                            -----------      ---------       -----------     ----------

Net Loss                                        (4,652)        (6,444)           (8,988)       (14,168)
Dividends on Series B Preferred Stock              (37)             -              (119)             -
                                            -----------       --------        ----------     ----------

Net Loss to Common Stockholders             $   (4,689)     $  (6,444)        $  (9,107)     $  (14,168)
                                            ===========     ==========        ==========     ===========

Basic and Diluted Net Loss
    per Common Share                        $    (0.08)     $   (0.13)        $   (0.17)     $    (0.28)
                                            ===========     ==========        ==========     ===========

Basic and Diluted Weighted Average
 Common Shares Outstanding                      55,334         51,129            54,065          51,111
                                             ==========      =========        ==========     ===========

               The accompanying notes are an integral part of these statements.

                                   CYTOGEN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (All amounts in thousands)
                                                (Unaudited)

                                                                   Year-To-Date Ended June 30,
                                                                   ---------------------------
                                                                        1998            1997
                                                                   ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                           $  (8,988)       $ (14,168)
                                                                   ----------       ----------
Adjustments to Reconcile Net Loss to Cash Used for
 Operating Activities:
   Depreciation and Amortization                                         677              758
   Imputed Interest                                                       81              130
   Stock Grants                                                           11               28
   Equity Loss in Subsidiary                                           1,020              770
   Changes in Assets and Liabilities:
     Accounts receivable, net                                          2,547             (980)
     Inventories                                                         130               99
     Other assets                                                         59              (14)
     Accounts payable and accrued liabilities                            124           (1,046)
     Other liabilities                                                    87                -
                                                                   ----------       ----------

          Total adjustments                                            4,736             (255)
                                                                   ----------       ----------

     Net cash used for operating activities                           (4,252)         (14,423)
                                                                   ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Redemption of Short Term Investments                                      -             4,472
Purchases of Property and Equipment                                      (92)            (336)
                                                                   ----------       ----------

     Net cash provided by (used for) investing activities                (92)           4,136
                                                                   ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Common Stock                                    26              196
Principal Payment of Capital Lease Obligations                           (65)             (52)
                                                                   ----------       ----------

     Net cash provided by (used for) financing activities                (39)              144
                                                                   ----------       -----------

Net Decrease in Cash and Cash Equivalents                             (4,383)          (10,143)

Cash and Cash Equivalents, Beginning of Period                         7,401            20,296
                                                                    ---------       -----------

Cash and Cash Equivalents, End of Period                            $  3,018        $   10,153
                                                                    =========       ===========

            The accompanying notes are an integral part of these statements.

                         CYTOGEN CORPORATION AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

         CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the development, commercialization and marketing of products to improve diagnosis and treatment of cancer and other disease. In March 1997, CYTOGEN received approval from U.S. Food and Drug Administration ("FDA") to market Quadramet , CYTOGEN's product for the relief of pain due to cancers that have spread to the skeleton and that can be visualized on a bone scan. In October 1996, CYTOGEN received marketing approval from FDA for the ProstaScint imaging agent, CYTOGEN's prostate cancer diagnostic imaging product. In December 1992, FDA approved OncoScint CR/OV imaging agent, CYTOGEN's colorectal and ovarian cancer specific diagnostic imaging product, for single administration per patient. In November 1995, FDA approved an expanded indication allowing for repeat administration of OncoScint CR/OV. All three products are currently available in the market place. Operations of the Company are subject to certain risks and uncertainties including, but not limited to uncertainties related to access to capital, product market acceptance, product efficacy and clinical trials, technological uncertainty, uncertainties of future profitability, dependence on collaborative relationships and key personnel. The Company has incurred losses since its inception and expects to incur significant operating losses in the future.
There can be no assurance that the Company will ever be able to commercialize successfully its products or that profitability will ever be achieved.

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management believes the Company's existing capital resources and other available sources of financing will be adequate to fund the Company's operations into 1999. Additional financings are available under certain conditions through the sale of Preferred Stock under an existing financing commitment. Currently, the Company does not meet all of the conditions to draw down additional funds. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives
(including arrangements with collaborative partners) are available. There can be no assurance that the existing Preferred Stock financing commitment or other financial alternatives will be available when needed or at terms commercially acceptable to the Company. If necessary, management believes it has the ability to reduce its operating expenses so the Company will have adequate cash flow to sustain operations into 1999. If an operating expense reduction plan was implemented, it would require the Company to delay, scale back or eliminate significant aspects of the Company's operations.

                  CYTOGEN CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Basis of Consolidation

     The consolidated financial statements include the accounts of CYTOGEN and its wholly-owned subsidiaries, AxCell Biosciences Corporation ("AxCell")
and Cellcor, Inc. ("Cellcor").   The financial statements also include the
losses of Targon Corporation ("Targon") through March 31, 1998, which are accounted for on the equity method (see Investment in Subsidiary). Intercompany balances and transactions have been eliminated in consolidation.

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

Investment in Subsidiary (Targon Corporation)

     As discussed in Note 3, on March 31, 1998, the Company's ownership interest in Targon was reduced from 99.75% to 49.875%. As a result, the Company began accounting for its investment in Targon using the equity method. In addition, the Company retroactively adopted Emerging Issues Task
Force (EITF) 96-16. Under the equity method, the Company recognized 100% of Targon's losses in its consolidated statement of operations as "Equity Loss in Subsidiary" with a corresponding reduction in the carrying amount of its investment. The use of the equity method had no effect on the Company's previously reported net loss, stockholders' equity or cash flows. Included in "Investment in Subsidiary" was a $10 million note receivable from Targon which bears interest at the six month LIBOR plus 1%, and was adjusted on a semi-annual basis. This amount was reduced by the equity losses discussed above. Included in long-term liabilities was a $10 million loan payable to Elan Corporation, plc ("Elan"), the proceed of which was used to fund Targon. This loan bears interest at the same terms as described above.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

     As a result of the restatement, approximately $549,000 and $941,000 of research and development expenses recorded in the second quarter and year-to-date periods ended June 30, 1997, respectively, were reclassified to "Equity Loss in Subsidiary". The primary effect on the December
31, 1997 balance sheet was the reclassification of Restricted Cash to "Investment in Subsidiary". All other changes were immaterial.

     On August 12, 1998 the Company sold its remaining ownership interest in Targon to Elan for $2.0 million (see Note 3). As a result, the Company will recognize a gain of approximately $2.6 million in its statement of operations in the third quarter of 1998. The Company did not recognize any of Targon's losses after March 31, 1998.

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

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, which establishes standards for reporting and disclosure of comprehensive income. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. SFAS No. 130 requires additional disclosures in the Company's consolidated financial statements, but does not have any impact on the Company's financial position or consolidated results of operations. The Company has reviewed
SFAS No. 130 and determined that for the second quarter and year-to-date periods ended June 30, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements. As a result, no disclosure is necessary to comply with SFAS No. 130.


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

                   CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

("Dow") for the exclusive license to Quadramet. From the time of product launch in the second quarter of 1997 up to June 3, 1998, CYTOGEN recorded royalty revenues from DuPont Merck based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever was greater. For the second quarter and year-to-date periods ended June 30, 1998, CYTOGEN recognized $33,000 and $1.7 million, respectively, in royalty revenues compared to $21,000 recorded in each of the comparable periods of the prior year. Actual sales were substantially less than the minimum royalties. On June 3, 1998, pursuant to an agreement between CYTOGEN and DuPont Merck, the minimum royalty arrangement was discontinued and CYTOGEN reclaimed the marketing rights to Quadramet. As a result, CYTOGEN is expanding its own sales efforts to include Quadramet. Through their own technical specialists, CYTOGEN has been informing the physicians at more than 200 clinical sites that are certified to use ProstaScint about the benefits of Quadramet. CYTOGEN will also begin marketing Quadramet directly to all national cancer centers. CYTOGEN recorded $220,000 of Quadramet sales in the second quarter of 1998 under the new arrangement.

     CYTOGEN has also paid royalty expenses to Dow since the product launch in 1997. The royalty expenses are based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater. For the second quarter and year-to-date periods ended June 30, 1998, CYTOGEN recorded $125,000 and $250,000, respectively, in royalty expenses compared to $27,000 recorded in each of the comparable periods of 1997.


3.  TARGON CORPORATION:

     Targon was established in September 1996 pursuant to agreements between CYTOGEN and Elan and was a majority-owned
(99.75%) subsidiary of CYTOGEN. On March 31, 1998, Elan exchanged its shares of the Company's Series A Convertible Preferred Stock for 50% of CYTOGEN's interest in Targon. On August 12, 1998,
CYTOGEN sold its remaining 49.875% interest in Targon to Elan for $2.0 million (see Note 1). In addition, on August 14, 1998,
CYTOGEN received $2.0 million from Elan in exchange for a convertible promissory note. The note is convertible into CYTOGEN common shares at $2.80 per share, subject to adjustments and matures in seven years. The note bears interest of 7% compounded semi-annually, however, such interest shall not be payable in cash but shall be added to the principal for the first 24 months; thereafter, interest shall be payable in cash. As a result of the sale, the warrant to purchase up to 1 million shares of CYTOGEN common stock previously granted to Elan and all notes among CYTOGEN, Elan and Targon were canceled.


4.  CONVERSION OF CYTOGEN'S SERIES B PREFERRED STOCK:

     During the second quarter and year-to-date periods of 1998, the aggregate face amounts of $3.5 million and $6.5 million, respectively, of the Company's Series B Preferred Stock ("Series B")

              CYTOGEN CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


issued in December 1997 were converted into common stock resulting in the issuance of 3,422,549 and 5,580,309 shares, respectively, of CYTOGEN common stock for both the conversion and accrued dividends. On July 1, 1998, all remaining Series B was converted into common stock resulting in the issuance of 1,796,745 shares including stock dividends.


5.  SERIES C JUNIOR PARTICIPATING PREFERRED STOCK PURCHASE RIGHTS

     One Series C Junior Participating Preferred Stock purchase right (the "Right") which has a redemption value of $0.01 was distributed as a dividend for each of CYTOGEN common share held of record as of the close of June 30, 1998. The Rights will be exercisable if a person or a group acquires beneficial ownership of 20% or more of CYTOGEN common stock and can be made exercisable by action of CYTOGEN's Board of Directors if a person or a group commences a tender offer which would result in such person or group beneficially owning 20% or more of CYTOGEN common stock. Each Right will entitle the holder to buy one one-thousandth of a share of Series C Junior Participating Preferred Stock for $20. The Rights will expire on June 19, 2008.

Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations


     From time to time, as used herein, the term "Company" may include CYTOGEN and its wholly owned subsidiaries AxCell and Cellcor, taken as a whole, where appropriate.

Results of Operations

     Background. To date, the Company's revenues have resulted primarily from (i) sales of ProstaScint and OncoScint, and starting on June 3, 1998, sales of Quadramet, (ii) royalties earned through June 2, 1998 on Quadramet sales by DuPont Merck,
(iii) the recovery of costs related to the treatment of patients receiving autolymphocyte therapy ("ALT") for metastatic renal cell carcinoma ("mRCC") under a Treatment Investigational New Drug program and compassionate protocol which permits patients who do not qualify for or have completed treatment under an ongoing study approved by FDA to receive treatment, (iv) payments received from contract manufacturing and research services pursuant to agreements,
(v) fees generated from the licensing of its technology and marketing rights to its products, and (vi) milestone payments received when events stipulated in the collaborative agreements with third parties have been achieved.

     In May 1997, CYTOGEN launched Quadramet, a drug used to relieve pain associated with cancers that have spread to the skeleton and can be visualized on a bone scan. Quadramet was manufactured and marketed in the United States by DuPont Merck. Under this arrangement, CYTOGEN recorded royalty revenues based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever was greater. Actual sales were substantially less than the minimum royalties. On June 3, 1998, pursuant to an agreement between CYTOGEN and DuPont Merck, CYTOGEN reclaimed marketing rights to Quadramet and the minimum royalty arrangement was terminated. As a result, near-term royalty revenues are adversely affected and Quadramet revenues are now based on actual sales.

     As part of the agreement, DuPont Merck has begun efforts to identify a new partner to market Quadramet. DuPont Merck continues to manufacture Quadramet and CYTOGEN is expanding its own sales efforts to include Quadramet. Through their own technical specialists, CYTOGEN has been informing the physicians at more than 200 clinical sites that are certified to use ProstaScint about the benefits of Quadramet. CYTOGEN will also begin marketing Quadramet directly to all national cancer centers.

     CYTOGEN is currently reviewing its options for sale or closure of the Cellcor subsidiary to focus on its primary business of marketing Quadramet and ProstaScint. The Company anticipates that this action will reduce operating expenses significantly and permit allocation of additional resources to other Company priorities. Cellcor management is seeking potential partners for the future funding and development of ALT, but, operations will cease on or about mid September 1998 should a transaction appear not likely to be concluded promptly. Management of Cellcor has expressed interest in a buyout of the operation, which the Board is considering while remaining open to discussions with other interested parties.

Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Cont'd)


     On August 12, 1998, CYTOGEN completed the sale of its remaining 49.875% ownership interest of Targon to Elan for $2.0 million As a result, the Company did not recognize any of Targon's losses after March 31, 1998 and will recognize a gain of approximately $2.6 million in its statement of operations in the third quarter of 1998. All previous notes among CYTOGEN, Targon and Elan were canceled. Also on August 14, 1998, CYTOGEN received $2.0 million from Elan in exchange for a convertible promissory note.
See Note 3 to The Consolidated Financial Statements.

Second quarter ended June 30, 1998 and 1997

     Revenues. Total revenues for the second quarter in 1998 and 1997 were $2.5 million and $2.2 million, respectively. The product related revenues, which included product sales and Quadramet royalties, accounted for 76% of total revenues in 1998 versus 61% from the same period of 1997. License and contract revenues accounted for the remainder of revenues with 24% and 39% of total revenues recorded in the second quarter of 1998 and 1997, respectively.

     Product related revenues for the second quarter in 1998 and 1997 were $1.9 million and $1.3 million, respectively. ProstaScint accounted for 77% and 75% of product related revenues in the second quarter of 1998 and 1997, respectively, while Quadramet royalties and sales revenue accounted for 13% and 2% of product related revenues for the comparable periods in 1998 and 1997, respectively (see Note 2 to The Consolidated Financial Statements). ProstaScint and Quadramet were introduced to the market during the first and second quarter of 1997, respectively. The increase of ProstaScint sales over prior year period was attributable to the increased market acceptance of the product, as well as to the increased number of Partners in Excellence (" PIETM") sites which are qualified to offer ProstaScint scans. The increase in PIE sites has included a number of major cancer centers across the country. Sales of ProstaScint were $1.5 million in the second quarter of 1998 compared to $1.0 million in the second quarter of 1997, while revenues from Quadramet were $253,000 in the second quarter of 1998 compared to $21,000 in the second quarter of 1997. Revenues from Others including sales from OncoScint and ALT treatments were $172,000 in 1998 compared to $312,000 recorded in the comparable period of 1997.

     License and contract revenues for the second quarter in 1998 and 1997 were $579,000 and $837,000, respectively. The second quarter 1998 license and contract revenues included $427,000 in contract manufacturing revenues from eight customers and $110,000 from Boston Life Sciences for clinical services. The second quarter 1997 revenues included $365,000 and $215,000 in research revenues from DuPont Merck for continued clinical development of Quadramet and from Elan, respectively, and $257,000 in contract manufacturing revenues from six customers. License and contract revenues have fluctuated in the past and may fluctuate in the future.

     Operating Expenses. The current year operating expenses reflect the Company's continued efforts to control spending. In the second quarter of 1998, operating expenses were $7.1 million compared to $8.7 million recorded in the same period of 1997. In addition to savings attributable to cost containing efforts, the decrease from the prior year is also due to the absence of Targon's loss in the second quarter of 1998 (see Note 1 to Consolidated Financial Statements), partially offset by increased costs in 1998

Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Cont'd)

from royalty expenses and manufacturing costs associated with higher product related and contract manufacturing revenues.

     Cost of product related and contract manufacturing revenues for the second quarter of 1998 were $1.9 million compared to $1.6 million recorded in the same period of the prior year. The increase from the prior year period is due primarily to increased manufacturing costs associated with increased revenues in 1998, and royalty expenses related to Quadramet (see Note 2 to the Consolidated Financial Statements).

     Research and development expenses for the second quarter of 1998 were $2.7 million compared to $3.8 million recorded in the same period of 1997. These expenses principally reflect product development efforts and support of clinical trials. The decrease from the prior year period is due to various savings from the Company's product development efforts in 1998.

     Equity loss in subsidiary (Targon) for the second quarter of 1998 and 1997 was $0 and $452,000, respectively. As a result of a sale of CYTOGEN's ownership interest in Targon to Elan, CYTOGEN did not recognize any of Targon's losses after March 31, 1998 (see Note 1 to the Consolidated Financial Statements). In connection with the sale, CYTOGEN will recognize a gain of approximately $2.6 million in its statement of operations for the third quarter of 1998.

     Selling and marketing expenses were $1.3 million and $1.4 million for the second quarter of 1998 and 1997, respectively. The 1998 expenses reflected the marketing efforts to increase ProstaScint sales and expenses to establish and maintain PIE sites. The 1997 expenses included expenses associated with ProstaScint launch and PIE program.

     General and administrative expenses for the second quarter in 1998 were $1.2 million which is lower than the $1.4 million recorded in the comparable period of 1997 due to cost containment efforts.

     Interest Income/Expense. Interest income for the second quarter in 1998 was $222,000 compared to $181,000 realized in the same period of 1997. The increase from the prior year period is due to the $171,000 interest income realized in the second quarter of 1998 from the $10.0 million note due to CYTOGEN from Targon, partially offset by lower investment income due to lower cash and short term investment balances for the periods. The $10.0 million note was canceled as a result of a sale to Elan of CYTOGEN's ownership in Targon on August 12, 1998.

     Interest expense for the second quarter of 1998 was $220,000 compared to $73,000 recorded in the same period of 1997. The increase from the prior year period is due to the second quarter
1998 interest expense of $171,000 associated with the $10.0 million note due to Elan, which was canceled as a result of a sale to Elan of CYTOGEN's ownership in Targon on August 12, 1998.

Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Cont'd)

     Net Loss. Net loss to common stockholders for the second quarter in 1998 was $4.7 million compared to a net loss of $6.4 million incurred in the same period of 1997. The loss per common share was $0.08 on 55.3 million average common shares outstanding compared to $0.13 on 51.1 million average common shares outstanding for the same period in 1997. The 1998 net loss to common stockholders included $37,000 of accrued dividends on the Series B Preferred Stock.

Year-to-date periods ended June 30, 1998 and 1997

     Revenues. Total revenues for the year-to-date periods of 1998 and 1997 were $6.6 million and $6.0 million, respectively.
The product related revenues accounted for 81% of total revenues in 1998 versus 37% from the same period of the prior year. License and contract revenues accounted for the remainder of revenues with 19% and 63% of total revenues recorded in the year-to-date periods of 1998 and 1997, respectively.

     Product related revenues for the year-to-date periods in 1998 and 1997 were $5.3 million and $2.2 million, respectively. ProstaScint accounted for 56% and 73% of product related revenues in 1998 and 1997, respectively, while Quadramet royalty and sales revenue accounted for 35% and 1% of product related revenues in 1998 and 1997, respectively (see Note 2 to The Consolidated
Financial Statements). Sales from ProstaScint were $3.0 million in the year-to-date period of 1998 compared to $1.6 million in the comparable period of 1997. Royalty and sales revenues from Quadramet were $1.9 million and $21,000 in 1998 and 1997, respectively. Revenues from Others including sales from OncoScint and ALT treatments were $468,000 in 1998 compared to $579,000 recorded in the comparable period of 1997.

     License and contract revenues for the year-to-date periods in 1998 and 1997 were $1.2 million and $3.8 million, respectively. The 1998 license and contract revenues included $912,000 in contract manufacturing revenues from nine customers, $176,000 from Boston Life Sciences for clinical services and $75,000 in a milestone payment from Faulding (Canada), Inc. The 1997 revenues included a $2.0 million milestone payment from DuPont Merck, $729,000 and $532,000 in research revenues from DuPont Merck for continued clinical development of Quadramet and from Elan, respectively, and $410,000 in contract manufacturing revenues from eight customers.

     Operating Expenses. As mentioned above, the current year operating expenses reflect the Company's continued efforts to control spending. For the year-to-date period in 1998, operating expenses were $15.6 million compared to $20.5 million recorded in the same period of 1997. The decrease from the prior year period is due to a one-time $4.0 million milestone payment to Dow recorded in the first quarter of 1997 upon the approval of Quadramet by FDA and the overall savings from cost containing efforts in 1998, partially offset by increased costs in 1998 from royalty expenses and manufacturing costs associated with higher product related and contract manufacturing revenues.

     Cost of product related and contract manufacturing revenues for the year-to-date period in 1998 were $3.8 million compared to $3.0 million recorded in the same period of 1997. The increase from the prior period is due primarily to increased manufacturing

Item 2  -  Management's Discussion and Anlaysis of Financial
           Condition and Results of Operations (Cont'd)

costs associated with increased revenues in 1998, and royalty expenses related to Quadramet (see Note 2 to the Consolidated
Financial Statements).

     Research and development expenses for the year-to-date period in 1998 were $5.8 million compared to $11.3 million recorded in the same period of 1997. These expenses principally reflect product development efforts and support of clinical trials. The decrease from the prior year period is due to the aforementioned $4.0 million milestone payment to Dow in the first quarter of 1997 combined with various savings from the Company's product development efforts in 1998.

     Equity loss in subsidiary (Targon) for the year-to date periods in 1998 and 1997 was $1.0 million and $740,000, respectively. Targon's expenses reflected product development and clinical trials programs. During the first quarter of 1998, Targon's program costs and commitments had increased due to the financial support of the Duke University research agreement, the addition of costs related to new products acquired by Targon and the acceleration of clinical programs. Targon's losses were not recorded after March 31, 1998 as a result of the sale of CYTOGEN's ownership interest in Targon to Elan (see Note 1 to the Consolidated Financial Statements). In addition, CYTOGEN will record a gain of approximately $2.6 million in its statement of operations in the third quarter 1998 for this transaction.

     Selling and marketing expenses were $2.3 million and $2.6 million for the year-to-date periods of 1998 and 1997, respectively.
The 1998 expenses reflected the marketing efforts to increase ProstaScint sales and expenses to establish and maintain PIE sites. The 1997 expenses included expenses associated with ProstaScint launch and PIE program.

     General and administrative expenses for year-to-date period in 1998 were $2.6 million which is slightly lower than the $2.9 million recorded in the comparable period of 1997.

     Interest Income/Expense. Interest income for the year-to-date period in 1998 was $428,000 compared to $445,000 realized in the same period in 1997. The increase from the prior year period is due to the $339,000 interest income realized in 1998 from the $10.0 million note due to CYTOGEN from Targon, partially offset by lower investment income due to lower cash and short term investment balances for the periods. As mentioned above, the note was canceled as a result of a sale of Targon to Elan.

     Interest expense for the year-to-date period in 1998 was $437,000 compared to $146,000 recorded in the same period of 1997. The increase from the prior year period is due to the 1998 interest expense of $339,000 associated with the $10.0 million note due to Elan which was canceled as a result of a sale of Targon to Elan in August 1998.

     Net Loss. Net loss to common stockholders for the year-to-date period of 1998 was $9.1 million compared to a net loss of $14.2 million incurred in the same period of 1997. The loss per common share was $0.17 on 54.1 million average common shares outstanding compared to $0.28

Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Cont'd)

on 51.1 million average common shares outstanding for the same period in 1997. The 1998 net loss to common stockholders included $119,000 of accrued dividends on the Series B Preferred Stock.


Liquidity and Capital Resources

     The Company's cash and cash equivalents were $3.0 million as of June 30, 1998, compared to $7.4 million as of December 31, 1997 and $2.5 million as of March 31, 1998. The cash used for operating activities for the year-to-date period ended June 30, 1998 was $4.3 million compared to $14.4 million in the same period of 1997. The decrease in cash usage for operating activities from the prior year period was primarily due to lower research and development spendings and to the receipts of revenues generated from Quadramet and ProstaScint.

     Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under its license agreements and interest earned on its note receivable from Targon and its cash and short term investments.

     On August 14, 1998, CYTOGEN received $4.0 million from Elan, $2.0 million for the purchase of CYTOGEN's remaining interest in Targon and $2.0 million in exchange for a convertible promissory note. The note is convertible into CYTOGEN common shares at $2.80 per share, subject to adjustments, and matures in seven years. The note bears interest of 7% compounded semi-annually, however, such interest shall not be payable in cash but shall be added to the principal for the first 24 months; thereafter, interest shall be payable in cash.

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

     Quadramet.  Quadramet was launched by DuPont Merck in June 1997.   An
agreement in 1994 between CYTOGEN and DuPont Merck provided for CYTOGEN to receive from DuPont Merck royalty revenues based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever was greater. Actual sales were substantially less than the minimum royalties. For the year-to-date periods ended June 30, 1998 and 1997, CYTOGEN recorded $1.7 million and $21,000, respectively, in royalty revenues for Quadramet. The minimum royalty arrangement was discontinued on June 3, 1998 (see
Note 2 to the Consolidated Financial Statements).  As a result, near-term

Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Cont'd)

royalty revenues are affected adversely. CYTOGEN reclaims the marketing rights to Quadramet from DuPont Merck and beginning on June 3, 1998, Quadramet revenues are recorded based on actual sales. CYTOGEN recorded $220,000 of Quadramet sales for 1998.

     CYTOGEN acquired from Dow an exclusive license to Quadramet in the U.S., Canada and Latin America. The agreement requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. Minimum royalties due Dow for 1998 are $500,000. For the year-to-date periods ended June 30, 1998 and 1997, the Company recorded $250,000 and $27,000 in royalty expenses for Quadramet.

      ProstaScint. ProstaScint was launched in February 1997. Significant cash will be required to support the Company's marketing program and expansion and maintenance of the PIE program.

     In 1996, CYTOGEN entered into an agreement with Bard
(the "Co-Promotion Agreement") to market and promote ProstaScint, pursuant to which Bard will make payments upon the occurrence of certain milestones, which include expansion of co-marketing rights in selected countries outside the U.S. During the term of the Co-Promotion Agreement, Bard will receive performance-based compensation for its services. For the year-to-date periods in 1998 and 1997, the Company recorded $300,000 and $217,000, respectively, for Bard commissions.

     OncoScint CR/OV. To date, sales of OncoScint CR/OV have not been material and are not expected to become a significant source of cash flow in the future. In 1994, the Company reacquired all U.S. marketing rights to OncoScint from Knoll Pharmaceuticals Company ("Knoll") and is required to pay Knoll $1.7 million on or before December 15, 1998 in addition to accrued interest from July 1, 1998 (the original due date) through the date of payment at the prevailing prime rate of interest as of such date. The
Company will fund this payment from product related revenues and other sources.

     In July 1997, the Company obtained a $10.0 million loan from Elan. The funds were used by CYTOGEN to provide funding to Targon. The note was canceled as a result of a sale of Targon to Elan (see Note 3 to the Consolidated Financial Statements). For the year-to-date period in 1998, the Company recorded $339,000 of interest expense in connection with this note.

     The Company's capital and operating requirements may change depending upon various factors, including: (i) the ability of DuPont Merck, with CYTOGEN's collaboration, to successfully identify and engage a third party to market Quadramet and achieve its full market potential; (ii) the success of the Company and its strategic partners in manufacturing, marketing and commercialization of its products; (iii) the amount of resources which the Company devotes to clinical evaluations and the expansion of marketing and sales capabilities; (iv) results of preclinical testing, clinical trials and research and development activities; and (v) competitive and technological developments.

Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Cont'd)

     The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products, contract manufacturing, license and research contracts, and from control of spending. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. The Company currently has no commitments or specific plans for acquisitions or strategic alliances. However, the Company believes that, if successful, such strategies may increase long term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses. To fund these strategic and operating activities, the Company may sell equity and debt securities as market conditions permit or enter into credit facilities.

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further expand its marketing, sales, manufacturing and distribution activities. The Company expects that its existing capital resources and other available sources of financing will be adequate, together with decreased operating costs, to fund the Company's operations into 1999. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, the costs associated with the acquisition of complementary products and technologies, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress with regulatory affairs activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of its products. To the extent that funds generated from the Company's product-related and license and contract revenues, together with its existing capital resources are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company has a commitment pursuant to which it may issue up to $12.5 million in additional series of convertible preferred stock, under certain conditions. Currently, the Company does not meet all of the conditions to draw down the additional funds. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives are available. There can be no assurance that the financing commitment described above or other financial alternatives will be available when needed or at terms commercially acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected. However, the Company believes that it has the ability to reduce its operating expenses so that it will have adequate cash flow to sustain operations into 1999.

                      ======================
                       Cautionary Statement

     The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties.
In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following:
(i) the Company's ability to continue as a going concern if the Company is unable to raise sufficient funds or generate sufficient cash flows from operations to cover the cost of its operations; (ii) the Company's ability to access the capital markets in the near term and in the future for continued funding of existing projects and for the pursuit of new projects;
(iii) the timing and results of clinical studies; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program; (v) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (vi) the profitability of its products; (vii) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates; (viii) the ability to attract additional contract manufacturing customers; (ix) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (x) the success of the Company's marketing partners in obtaining marketing approvals in Canada and in European countries, in achieving milestones and achieving sales of products resulting in royalties; and (xi) the engagement by the Company of a new partner for the marketing of Quadramet.



PART II  -  OTHER INFORMATION
-------     -----------------

Item 3   -    Legal Proceedings

         During March 1998, a lawsuit was instituted against the Company in the Federal District Court for the Eastern District of Pennsylvania by Quaker Capital Group ("Quaker"), claiming rights to fees in connection with a financing concluded by the Company in December 1997, based on a financing engagement entered with Quaker during 1997. During July, 1998, the Company entered into a settlement with Quaker dismissing the lawsuit and terminating the financing agreement. Although the Company believes it had substantial defense to the claim and meritorious claims against Quaker, it settled the case for an amount it believed appropriate in order to avoid the costs and distractions of litigation. The amount of the settlement was not material.

Item 4   -  Submission of Matters to the Vote of Security Holders

         On June 17, 1998, the Company held its annual meeting of stockholders to elect directors and transact such other business as might be brought before the meeting.

         The following tables set forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq National
         Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers ("broker non-votes"). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders' meeting. The election of directors is decided by a plurality of the votes cast. Therefore, votes that are withheld have no effect on the outcome of the vote. Brokers generally have discretionary authority with respect to the election of directors.

         (i)  Election of Directors:
                                                                         Broker
         Nominee                       For       Withheld  Abstentions Non-Votes
         -------                       ---       --------  ----------- ---------
         John E. Bagalay Jr.       46,045,347   2,366,208      N/A         N/A
         Ronald J.Brenner          46,464,040   1,947,515      N/A         N/A
         James A. Grigsby          46,437,845   1,973,710      N/A         N/A
         Robert F. Hendrickson     46,426,800   1,984,755      N/A         N/A

      (ii)  No other business was transacted at the meeting.

 Item 6  -   Exhibits and Reports on Form 8-K

      (a) Exhibits:

      1. Rights Agreement, dated as of June 19, 1998, between CYTOGEN Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent. The Rights Agreement includes the Form of Certificate of Designations of Series C Junior Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C. Filed as an exhibit to Form 8-K dated June 17, 1998 (Commission File No. 333-020015) and incorporated herein by reference.

      10.1 Letter Agreement dated as of June 3, 1998 between CYTOGEN Corporation and The DuPont Merck Pharmaceutical Company. Filed herewith.*

      10.2 Agreement to Amend the Agreement to Terminate License, Supply and Marketing Agreement and Letter Agreement by and between CYTOGEN Corporation and Knoll Pharmaceutical Company, dated as of July 23, 1998. Filed herewith.

      10.3 Reorganization Agreement dated as of August 12, 1998 among CYTOGEN Corporation, Targon Corporation, Elan, plc. and Elan International Services, Ltd. Filed herewith.

      10.4 Convertible Promissory Note dated as of August 12, 1998 between CYTOGEN Corporation and Elan International Services, Ltd.
              Filed herewith.

      27 Financial Data Schedule (Submitted to SEC only in electronic format).

      * CYTOGEN Corporation has requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

      (b) Reports on Form 8-K:

         The Company filed three reports on Form 8-K during the three months ended June 30, 1998 and the dates of such reports were May 22, 1998, June 8, 1998 and June 17, 1998. The Form 8-K dated May 22, 1998 reported on "Item 5. Other Events" with respect to a press release announcing a lawsuit instituted by CYTOGEN Corporation against The DuPont Merck Pharmaceutical Company for breaching the Quadramet license agreement. The Form 8-K dated June 8, 1998 reported on
         "Item 5. Other Events" with respect to a press release announcing plans for the next phase of marketing for Quadramet. The Form 8-K dated June 17, 1998 reported on "Item 5. Other Events" regarding the adoption of Stockholder Rights Plan and the declaration of a dividend of one preferred share purchase right for each outstanding share of CYTOGEN's common stock.

                                  SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CYTOGEN CORPORATION





Date August 14, 1998                           By /s/ Jane M. Maida
     ---------------------                       ------------------------
                                                  Jane M. Maida
                                                  Chief Accounting Officer