Form 10-Q
period 1998-09-30
CYTOGEN CORP
filed 1998-11-13
CIK 725058

SECURITIES AND EXCHANGE COMMISSION              Conformed
                      Washington, D.C. 20549                       Copy

                            FORM 10-Q

          (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the quarterly period ended September 30, 1998
                                         ------------------

                                OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the transition period from             to
                                         -----------    ----------


                Commission file number 333-02015
                                       ---------

                          CYTOGEN Corporation
         -----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

           Delaware                                      22-2322400
-------------------------------                    ----------------------
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
                           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                        Outstanding at October 26, 1998
----------------------------           -------------------------------
Common Stock, $.01 par value                       58,604,950

PART I - FINANCIAL INFORMATION
------------------------------
Item I: Consolidated Financial Statements

                                      CYTOGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                 (All amounts in thousands, except share data)
                                                    (Unaudited)

                                                                            September 30,      December 31,
 ASSETS:                                                                         1998              1997
                                                                            -------------      ------------
 Current Assets:
   Cash and cash equivalents                                                 $   3,027          $   7,401
   Accounts receivable, net                                                      1,196              4,064
   Inventories                                                                     127                443
   Other current assets                                                            469                258
                                                                             ----------         ----------

       Total current assets                                                      4,819             12,166
                                                                             ----------         ----------

 Property and Equipment:
   Leasehold improvements                                                       10,128             10,126
   Equipment and furniture                                                       7,803              7,696
                                                                             ----------         ----------
                                                                                17,931             17,822

   Less- Accumulated depreciation and amortization                             (14,884)           (13,910)
                                                                             ----------         ----------

      Net property and equipment                                                 3,047               3,912
                                                                             ----------         -----------

 Investment in Targon Subsidiary                                                    -               10,343
 Other Assets                                                                    1,014               1,134
                                                                             ----------         -----------
                                                                             $   8,880          $   27,555
                                                                             ==========         ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
 Current Liabilities:
   Accounts payable and accrued liabilities                                  $   7,472          $    5,662
   Current portion of long-term liabilities                                      1,836               1,739
                                                                             ----------         -----------

       Total current liabilities                                                 9,308               7,401
                                                                             ----------         -----------

 Long-Term Liabilities                                                           2,141              10,171
                                                                             ----------         -----------

 Stockholders' Equity (Deficit):
   Preferred stock, $.01 par value, 5,400,000 shares authorized -
     Series A Convertible and Exchangeable Preferred Stock, $.01 par value,
       1,000 shares authorized, 0 and 1,000 shares issued and outstanding
       in 1998 and 1997, respectively                                               -                   -
     Series B Convertible Preferred Stock, $.01 par value,
       750 shares authorized, 0 and 750 shares issued and outstanding
       in 1998 and 1997, respectively                                               -                   -
     Series C Junior Participating Preferred Stock, $.01 par value,
       200,000 shares authorized, 0 issued and outstanding                          -                   -
   Common stock, $.01 par value, 89,600,000 shares authorized,
     58,603,000 and 51,170,000 shares issued and outstanding
     in 1998 and 1997, respectively                                                586                 512
   Additional paid-in capital                                                  298,371             298,212
   Accumulated deficit                                                        (301,526)           (288,741)
                                                                              ---------           ---------
     Total stockholders' equity (deficit)                                       (2,569)              9,983
                                                                              ---------           ---------
                                                                              $  8,880            $ 27,555
                                                                              =========           =========

                The accompanying notes are an integral part of these statements.

                                  CYTOGEN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           (All amounts in thousands, except per share data)
                                               (Unaudited)



                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                       --------------------------------    -------------------------------
                                             1998            1997                 1998           1997
                                        -------------     -----------       -------------     -----------

    Revenues:
     Product Related:
        Product Sales
          ProstaScint                      $   1,597      $   1,178           $   4,593      $   2,779
          Quadramet                              735             -                  955             -
          Others                                 228            350                 696            929
                                           ----------     ----------          ----------     ----------
                 Product Sales                 2,560          1,528               6,244          3,708

        Quadramet Royalty                         -           1,631               1,664          1,652
                                           ----------     ----------          ----------     ----------
                Total Product Related          2,560          3,159               7,908          5,360

        License and Contract                     210          1,013               1,456          4,834
                                           ----------     ----------          ----------     ----------

                 Total Revenues                2,770          4,172               9,364         10,194
                                           ----------     ----------          ----------     ----------

    Operating Expenses:
       Cost of Product Related and
          Contract Manufacturing Revenues      2,255          1,595               6,090          4,604
       Research and Development                2,579          3,468               8,341         14,739
       Equity Loss in Targon Subsidiary           -           7,969               1,020          8,709
       Selling and Marketing                   1,247          1,215               3,581          3,782
       General and Administrative              3,212          1,858               5,833          4,760
                                           ----------     ----------          ----------     ----------

                 Total Operating Expenses      9,293         16,105              24,865         36,594
                                           ----------     ----------          ----------     ----------

                 Operating Loss               (6,523)       (11,933)            (15,501)       (26,400)

    Gain on Sale of Targon Subsidiary          2,833             -                2,833             -
    Interest Income                              109             82                 537            527
    Interest Expense                             (97)           (73)               (535)          (219)
                                           ----------     ----------          ----------     ----------

    Net Loss                                  (3,678)       (11,924)            (12,666)       (26,092)
    Dividends on Series B Preferred Stock         -              -                 (119)            -
                                           ----------     ----------          ----------     ----------

    Net Loss to Common Stockholders        $  (3,678)     $ (11,924)          $  (12,785)    $ (26,092)
                                           ==========     ==========          ===========    ==========
    Basic and Diluted Net Loss
       per Common Share                    $   (0.06)     $   (0.23)          $    (0.23)    $   (0.51)
                                           ==========     ==========          ===========    ==========

    Basic and Diluted Weighted Average
      Common Shares Outstanding               58,149         51,152               55,426        51,124
                                           ==========     ==========          ===========    ==========

                The accompanying notes are an integral part of these statements.

                            CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (All amounts in thousands)
                                         (Unaudited)

                                                               Nine Months Ended September 30,
                                                                      1998           1997
                                                                   ----------     ----------

    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                     $  (12,666)     $  (26,092)
                                                                 -----------     ------------
    Adjustments to Reconcile Net Loss to Cash Used for
        Operating Activities:
          Depreciation and Amortization                                 974           1,139
          Imputed Interest                                               81             195
          Stock Grants                                                   32              42
          Equity Loss in Targon Subsidiary                            1,020           8,709
          Gain on Sale of Targon Subsidiary                          (2,833)             -
          Changes in Assets and Liabilities:
            Accounts receivable, net                                  2,868          (2,660)
            Inventories                                                 316             152
            Other assets                                                (91)           (218)
            Accounts payable and accrued liabilities                  2,010             748
            Other liabilities                                            87              58
                                                                 -----------     -----------

                  Total adjustments                                   4,464           8,165
                                                                 -----------     -----------

            Net cash used for operating activities                   (8,202)        (17,927)
                                                                 -----------     -----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Redemption of Short Term Investments                                 -            4,474
    Investment in Targon Subsidiary                                      -          (10,000)
    Proceed from Sale of Targon Subsidiary                            2,000              -
    Purchases of Property and Equipment                                (109)           (520)
                                                                 -----------     -----------

            Net cash provided by (used for) investing activities      1,891          (6,046)
                                                                 -----------     -----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from Issuance of Notes Payable                           2,000          10,000
    Payment of Note Payable                                              -           (1,600)
    Principal Payment of Capital Lease Obligations                     (100)            (81)
    Proceeds from Issuance of Common Stock                               37             231
                                                                 -----------     -----------

            Net cash provided by financing activities                 1,937           8,550
                                                                 -----------     -----------

    Net Decrease in Cash and Cash Equivalents                        (4,374)        (15,423)

    Cash and Cash Equivalents, Beginning of Period                    7,401          20,296
                                                                 -----------     -----------

    Cash and Cash Equivalents, End of Period                     $    3,027      $    4,873
                                                                 ===========     ===========



                The accompanying notes are an integral part of these statements.

                            CYTOGEN CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

      CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the development, commercialization and marketing of products to improve diagnosis and treatment of cancer and other disease. In March 1997, CYTOGEN received approval from U.S. Food and Drug Administration ("FDA") to market Quadramet , CYTOGEN's product for the relief of pain due to cancers that have spread to the skeleton and that can be visualized on a bone scan.
In October 1996, CYTOGEN received marketing approval from FDA for the ProstaScint imaging agent, CYTOGEN's prostate cancer diagnostic imaging product. In December 1992, FDA approved OncoScint CR/OV imaging agent, CYTOGEN's colorectal and ovarian cancer specific diagnostic imaging product, for single administration per patient. In November 1995, FDA approved an expanded indication allowing for repeat administration of OncoScint CR/OV.
All three products are currently available in the market place. Operations of the Company are subject to certain risks and uncertainties including, but not limited to uncertainties related to access to capital, product market acceptance, product efficacy and clinical trials, technological uncertainty, uncertainties of future profitability, dependence on collaborative relationships and key personnel. The Company has incurred losses since its inception and expects to incur operating losses in the near future. There can be no assurance that the Company will ever be able to commercialize successfully its products or that profitability will ever be achieved.

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. During the third quarter of 1998, management implemented a restructuring plan including operating expense reductions. Management believes the Company's existing capital resources together with decreased operating costs, the $750,000 proceeds from the term loan (see Note 5), the $4 million net receipt from Berlex Laboratories ("Berlex") anticipated in the fourth quarter of 1998 (see Note
2), but exclusive of the Equity Line Agreement (see Note 6) will be adequate to fund the Company's operations into 1999. Management believes the addition of the Equity Line Agreement will provide the Company with adequate cash flow to sustain operations into 2000. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives (including accounts receivable financing) are available. There can be no assurance that the Equity Line Agreement or other financial alternatives will be available when needed or at terms commercially acceptable to the Company.

Basis of Consolidation

     The consolidated financial statements include the accounts of CYTOGEN and its wholly-owned subsidiaries, AxCell Biosciences Corporation ("AxCell")
and Cellcor, Inc. ("Cellcor").   The financial statements also include the
investment results of Targon Corporation ("Targon"), which were accounted for on the equity method (see Investment in Targon Subsidiary). Intercompany balances and transactions have been eliminated in consolidation.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

     As of September 30, 1998, the Cellcor and Targon subsidiaries were closed and sold, respectively.

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

Cost of Product Related and Contract Manufacturing Revenues

     Beginning in 1997, the Company began providing contract manufacturing services to third parties, and its second product ProstaScint was approved resulting in significantly higher product sales. Prior to 1997, product sales were minimal and no revenues derived from contract manufacturing, therefore cost of product sales was immaterial.

Investment in Targon Subsidiary

     As a result of the 1998 reduction of CYTOGEN's ownership interest in Targon, the Company began accounting for its investment in Targon using the equity method. In addition, the Company retroactively adopted Emerging Issues Task Force (EITF) 96-16. Under the equity method, the Company recognized 100% of Targon's losses through March 31, 1998 in its consolidated statement of operations as "Equity Loss in Targon Subsidiary" with a corresponding reduction in the carrying amount of its investment. The Company did not recognize Targon's losses after March 31, 1998 based on the completion of the sale of Targon (see Note 3).

     As a result of the adoption of EITF 96-16 and the equity method, approximately $461,000 and $1.4 million of research and development expenses recorded in the third quarter and year-to-date periods ended September 30, 1997, respectively, and $7.5 million of acquisition of product rights expense recorded in the third quarter of 1997, were reclassified to "Equity Loss in

                       CYTOGEN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)

Targon Subsidiary". The primary effect on the December 31, 1997 balance sheet was the reclassification of Restricted Cash to "Investment in Targon Subsidiary". All other changes were immaterial.

     On August 12, 1998 the Company sold its remaining ownership interest in Targon to Elan Corporation, plc ("Elan") for $2.0 million (see Note 3). As a result, the Company recorded a gain of approximately $2.8 million in the statement of operations in the third quarter of 1998.

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

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, which establishes standards for reporting and disclosure of comprehensive income. SFAS No. 130 is effective for interim and annual periods beginning after December 15, 1997. SFAS No. 130 requires additional disclosures in the Company's consolidated financial statements, but does not have any impact on the Company's financial position or consolidated results of operations. The Company has reviewed SFAS No. 130 and determined that for the third quarter and year-to-date periods ended
September 30, 1998 and 1997, no items meeting the definition of comprehensive income as specified in SFAS No. 130 existed in the financial statements.
As a result, no disclosure is necessary to comply with SFAS No. 130.

2.  QUADRAMET RELATED REVENUES/EXPENSES:

     In March 1997, the Company received marketing approval from FDA for Quadramet. As a result of the approval CYTOGEN recorded a milestone payment of $2.0 million from The DuPont Pharmaceutical Company, formerly the Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company ("DuPont"), for manufacturing and marketing rights to Quadramet, and also recorded a $4.0 million milestone payment to The Dow Chemical Company ("Dow") for the exclusive license to Quadramet. From the time of product launch in the second quarter of 1997 up to June 3, 1998, CYTOGEN recorded royalty revenues from DuPont based on minimum contractual payments, which were in excess of actual sales. On June 3, 1998, pursuant to an agreement between CYTOGEN and DuPont, the minimum royalty arrangement was discontinued and CYTOGEN reclaimed the
marketing rights to Quadramet.   Subsequent to June 3, 1998,
CYTOGEN has recorded product revenues from Quadramet based on actual sales. For the third quarter and year-to-date periods ended

                     CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


September 30, 1998, CYTOGEN recognized $735,000 and $2.6 million, respectively, in sales and royalties from Quadramet compared to $1.6 million and $1.7 million, respectively, in each of the comparable periods of the prior year.

     On October 29, 1998 CYTOGEN announced an exclusive license and marketing agreement ("Berlex Agreement") with Berlex for the manufacture and sale of Quadramet. CYTOGEN and Berlex are jointly finalizing a long-term supply agreement with DuPont, the current contract manufacturer of Quadramet. Under the terms of the Berlex Agreement, CYTOGEN will receive an $8 million up front payment upon completion of the supply agreement with DuPont, of which $4 million will be paid to DuPont upon completion of the supply agreement with DuPont to secure a long-term manufacturing commitment. Berlex will pay CYTOGEN royalties on net sales of Quadramet, as well as milestone payments based on achievement of certain sales levels. In connection with the Berlex Agreement, CYTOGEN granted Berlex a warrant to purchase 1 million shares of CYTOGEN common stock at an exercise price of $1.002 per share through October 2003 and exercisable after the earlier of one year or the achievement of defined sales levels.

     CYTOGEN has also paid royalty expenses to Dow since the product launch in 1997. The royalty expenses are based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever is greater. For the third quarter and year-to-date periods ended September 30, 1998, CYTOGEN recorded $125,000 and $375,000, respectively, in royalty expenses compared to $161,000 and $189,000, respectively, recorded in each of the comparable periods of 1997.

3.  SALE OF TARGON CORPORATION:

     Targon was established in September 1996 pursuant to agreements between CYTOGEN and Elan, and was a majority-owned (99.75%) subsidiary of CYTOGEN. On March 31, 1998, Elan exchanged its shares of the Company's Series A Convertible Preferred Stock for
50% of CYTOGEN's interest in Targon. On August 12, 1998, CYTOGEN sold its remaining 49.875% interest in Targon to Elan for $2.0 million (see Note 1). As a result of the sale, the warrant to purchase up to 1 million shares of CYTOGEN common stock previously granted to Elan and all notes among CYTOGEN, Elan and Targon were canceled. In addition to the sale of Targon, on August 14, 1998, CYTOGEN received $2.0 million from Elan in exchange for a convertible promissory note. See Note 5.

4.  CONVERSION OF CYTOGEN'S SERIES B PREFERRED STOCK:

     During the third quarter and year-to-date periods of 1998, the aggregate face amounts of $1.0 million and $7.5 million, respectively, of the Company's Series B Preferred Stock ("Series B") issued in December 1997 were converted into common stock resulting in the issuance of 1,796,745 and 7,377,054 shares, respectively, of CYTOGEN common stock for both the conversion and accrued dividends. At September 30, 1998, all of Series B was converted and therefore, none was outstanding.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


5.   LONG TERM DEBT:

     On August 14, 1998, CYTOGEN received $2.0 million from Elan in exchange for a convertible promissory note. The note is convertible into CYTOGEN common shares at $2.80 per share, subject to adjustments and matures in seven years. The note bears interest of 7% compounded semi-annually, however, such interest is not payable in cash but be added to the principal for the first 24 months; thereafter, interest will be payable in cash.

     On October 19, 1998, the Company entered into a $750,000 term loan agreement with The CIT Group/Credit Finance Inc., using the Company's tangible assets as collateral. The note bears interest at prime plus 3%. The note is payable over 35 monthly principal payments of $12,500 plus interest with the remaining balance due October 2001.

6.   COMMON STOCK:

     On October 23, 1998, the Company entered into an agreement (the "Equity Line Agreement") with an institutional investor (the "Investor") for a $12 million common stock equity line. Pursuant to the Equity Line Agreement, the Company, subject to the satisfaction of certain conditions including the effective registration of such shares, was granted the right to issue and sell to the Investor, and the Investor would be obligated to purchase up to $12 million of CYTOGEN common stock from time to time (collectively, the "Put Rights") over a two year period at a purchase price per share equal to 85% of the average of lowest trade prices of CYTOGEN common stock during five designated trading days as determined under the Equity Line Agreement. The Company can exercise the Put Rights every 20 trading days in the amounts ranging from $150,000 to $1 million, subject to the satisfaction of minimum trading volume, market price of CYTOGEN common stock and registration of the shares of common stock under the Securities Act of 1933, as amended. The Company is required to exercise Put Rights with respect to a minimum of $3 million over the life of the Equity Line Agreement. In addition, the Company granted to the Investor a warrant to purchase up to 200,000 shares of CYTOGEN common stock at an exercise price of $1.016 per share through April 2002.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


     From time to time, as used herein, the term "Company" may include CYTOGEN and its subsidiaries AxCell, Targon, and Cellcor, taken as a whole, where appropriate.

Results of Operations

     Background. To date, the Company's revenues have resulted primarily from (i) sales and royalties from ProstaScint, Quadramet and OncoScint CR/OV, (ii) payments received from contract manufacturing and research services pursuant to agreements, (iii) fees generated from the licensing of its technology and marketing rights to its products, and (iv) milestone payments received when events stipulated in the collaborative agreements with third parties have been achieved.

     On October 29, 1998 CYTOGEN announced an exclusive license agreement with Berlex for the manufacture and sale of Quadramet. CYTOGEN and Berlex are jointly finalizing a long-term supply agreement with DuPont, the current contract manufacturer of Quadramet. Under the terms of the Berlex Agreement, CYTOGEN will receive an $8 million up front payment upon completion of the supply agreement with DuPont, of which $4 million will be paid to DuPont upon the completion of the supply agreement with DuPont to secure a long-term manufacturing commitment. Berlex will pay CYTOGEN royalties on net sales of Quadramet, as well as milestone payments based on achievement of certain sales levels. See Note 2 to the Consolidated Financial Statements.

     Quadramet was previously marketed in the United States by DuPont. Under this arrangement, CYTOGEN recorded royalty revenues based on a percentage of sales of Quadramet or guaranteed contractual minimum royalty payments, whichever was greater. Actual sales were substantially less than the minimum royalties. On June 3, 1998, pursuant to an agreement (the "Termination Agreement") between CYTOGEN and DuPont, CYTOGEN reclaimed marketing rights to Quadramet and the minimum royalty arrangement was terminated. All terms of the Termination Agreement have been met. As a result, near-term royalty revenues were adversely affected and Quadramet revenues are now based on actual sales.

     On September 15, 1998, CYTOGEN implemented a restructuring plan including operating expense reductions with the closure of Cellcor subsidiary and corporate downsizing. As a result, significant aspects of the Company's operations were scaled back or eliminated to increase its focus on marketing of its products, Quadramet, ProstaScint and OncoScint CR/OV. In conjunction with this restructuring plan, CYTOGEN recorded a charge of $1.7 million in the third quarter of 1998 to its general and administrative expenses for severances, other closure related expenses and costs to implement the turn-around plan.

     On August 12, 1998, CYTOGEN completed the sale of its remaining 49.875% ownership interest of Targon to Elan for $2.0 million As a result, the Company recognized a non-operating gain of approximately $2.8 million in the third quarter of 1998. All previous notes among CYTOGEN, Targon and Elan were canceled. Also on August 14, 1998, CYTOGEN received $2.0 million from Elan in exchange for a convertible promissory note. See Notes 3 and 5 to The Consolidated Financial Statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


Third quarter ended September 30, 1998 and 1997

     Revenues. Total revenues for the third quarter in 1998 and 1997 were $2.8 million and $4.2 million, respectively. The product related revenues, which included product sales and royalties, accounted for 92% of total revenues in 1998 versus 76% from the same period of 1997. License and contract revenues accounted for the remainder of revenues.

     Product related revenues for the third quarter in 1998 and 1997 were $2.6 million and $3.2 million, respectively. ProstaScint accounted for 62% and 37% of product related revenues in the third quarter of 1998 and 1997, respectively, while revenues from Quadramet accounted for 29% and 52% of product related revenues for the comparable periods in 1998 and 1997, respectively (see Note 2 to The Consolidated Financial Statements). ProstaScint and Quadramet were introduced to the market in 1997. The increase of ProstaScint sales over prior year period was attributable to the increased market acceptance of the product, as well as to the increased number of accredited nuclear imaging centers, or Partners in Excellence (" PIETM") sites, which are qualified to offer ProstaScint scans. Each PIE site receives rigorous training, undergoes proficiency testing and is certified as proficient in the interpretation of ProstaScint scan. The increase in PIE sites has included a number of major cancer centers across the country.
Sales of ProstaScint were $1.6 million in the third quarter of 1998 compared to $1.2 million in the third quarter of 1997. Revenues from Quadramet decreased to $735,000 in the third quarter of 1998 from $1.6 million in the third quarter of 1997. During the interim period until the re-launch of Quadramet by Berlex in the first quarter of 1999, the Company does not expect Quadramet sales to be significant. Although CYTOGEN believes that Berlex is the appropriate marketing partner since they have a strategic focus in oncology and are actively involved in patient and disease management program, there can be no assurance that Quadramet, after the re-launch, will achieve market acceptance on a timely basis or at all to result in significant increases in revenues for CYTOGEN.

     Other Revenues, including sales from OncoScint CR/OV and autolymphocyte therapy ("ALT") treatments, were $228,000 in 1998 compared to $350,000 recorded in the comparable period of 1997. The decrease from the prior year is due to the discontinuation of the ALT treatment program pending the closure of Cellcor. As a result, there will be no revenue from ALT treatments after September 15, 1998.

     License and contract revenues for the third quarter in 1998 and 1997 were $210,000 and $1.0 million, respectively. The third quarter 1998 license and contract revenues consisted primarily of contract manufacturing revenues. The third quarter 1997 revenues included $365,000 and $278,000 in research revenues from DuPont for continued clinical development of Quadramet and from Elan, respectively, and $371,000 in contract manufacturing revenues. License and contract revenues have fluctuated in the past and may fluctuate in the future.

     Operating Expenses.   Total operating expenses were $9.3 million
and $16.1 million for the third quarter of 1998 and 1997, respectively. The 1998 expenses included $1.2 million of restructuring costs associated with the closure of Cellcor and corporate downsizing, as well as approximately $500,000 in costs related to

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


the implementation of a turn-around plan. An additional $500,000 for miscellaneous charges including unusually high costs associated with legal matters, a milestone payment to Dow for Canadian approval of Quadramet, and a write-down on property were also recorded in the third quarter. With the dissolution of DuPont marketing agreement, expenses associated with Quadramet manufacturing and distribution also increased. The Company expects these expenses will be eliminated with the re-launch of the product by Berlex in the first quarter of 1999. The third quarter of 1997 operating expenses included $7.5 million of product acquisition costs and operating expenses for Targon.

     Cost of product related and contract manufacturing revenues for the third quarter of 1998 were $2.3 million compared to $1.6 million recorded in the same period of the prior year. The increase from the prior year period is due primarily to increased manufacturing costs associated with increased revenues in 1998 and to expenses related to Quadramet including royalty, manufacturing and distribution costs (see Note 2 to the Consolidated Financial Statements).

     Research and development expenses for the third quarter of 1998 were $2.6 million compared to $3.5 million recorded in the same period of 1997. These expenses principally reflect product development efforts and support of clinical trials. The 1998 expenses also included a $150,000 milestone payment to Dow for Canadian approval of Quadramet. The 1998 decrease from the prior year period is due to various savings including the scale back of the genetic diversified library ("GDL") program and the product development efforts by AxCell subsidiary.

     The Company did not recognize Targon's losses after March 31, 1998, based on the completion of the sale of Targon to Elan (see
Note 3 to the Consolidated Financial Statements). For the third quarter of 1997, the Company recorded $8.0 million in equity loss in Targon subsidiary which included a one-time $7.5 million product acquisition charge.

     Selling and marketing expenses were $1.2 million for each of the third quarter of 1998 and 1997. These expenses reflected the marketing efforts for ProstaScint product and expenses to establish and maintain PIE sites.

     General and administrative expenses for the third quarter of 1998 were $3.2 million which included a $1.2 million of restructuring costs associated with the closure of Cellcor subsidiary and reduction of work force, approximately $500,000 in cost related to the implementation of a turn-around plan, and $350,000 for increased legal costs and a writedown of property. For the third quarter in 1997, general and administrative expenses were $1.9 million.

     Gain on sale of Targon subsidiary was $2.8 million recorded in the third quarter of 1998 resulted from a sale of CYTOGEN's ownership interest in Targon to Elan (see Note 3 to the Consolidated Financial Statements).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Interest Income/Expense. Interest income for the third quarter in 1998 was $109,000 compared to $82,000 realized in the same period of 1997 and included interest income realized from the $10.0 million note due to CYTOGEN from Targon. The $10.0 million note was canceled as a result of a sale to Elan of CYTOGEN's ownership in Targon on August 12, 1998.

     Interest expense for the third quarter of 1998 was $97,000 compared to $73,000 recorded in the same period of 1997 and included interest expense associated with the $10.0 million note due to Elan, which was canceled as a result of a sale to Elan of CYTOGEN's ownership in Targon on August 12, 1998.

     Net Loss. Net loss to common stockholders for the third quarter in 1998 was $3.7 million compared to a net loss of $11.9 million incurred in the same period of 1997. The loss per common share was $0.06 on 58.1 million average common shares outstanding compared to $0.23 on 51.2 million average common shares outstanding for the same period in 1997. The 1997 net loss to common stockholders included a one-time $7.5 million charge or a $0.15 per share loss for the product acquisition.

Year-to-date periods ended September 30, 1998 and 1997

     Revenues. Total revenues for the year-to-date periods of 1998 and 1997 were $9.4 million and $10.2 million, respectively. The product related revenues accounted for 84% of total revenues in 1998 versus 53% from the same period of the prior year. License and contract revenues accounted for the remainder of revenues with 16% and 47% of total revenues recorded in the year-to-date periods of 1998 and 1997, respectively.

     Product related revenues for the year-to-date periods in 1998 and 1997 were $7.9 million and $5.4 million, respectively. ProstaScint accounted for 58% and 52% of product related revenues in 1998 and 1997, respectively, while Quadramet royalty and sales revenue accounted for 33% and 31% of product related revenues in 1998 and 1997, respectively (see Note 2 to The Consolidated Financial Statements). Sales from ProstaScint were $4.6 million in the year-to-date period of 1998 compared to $2.8 million in the comparable period of 1997. Royalty and sales revenues from Quadramet were $2.6 million and $1.7 million in 1998 and 1997, respectively. Other Revenues, including sales from OncoScint CR/OV and ALT treatments, were $696,000 in 1998 compared to $929,000 recorded in the comparable period of 1997.

     License and contract revenues for the year-to-date periods in 1998 and 1997 were $1.5 million and $4.8 million, respectively.
The 1998 license and contract revenues included $1.1 million in contract manufacturing revenues from eleven customers, $127,000 from Boston Life Sciences for clinical services and $100,000 license fee from Antisoma. The 1997 revenues included a $2.0 million milestone payment from DuPont, $1.1 million and $810,000 in research revenues from DuPont for continued clinical development of Quadramet and from Elan, respectively, and $781,000 in contract manufacturing revenues from eleven customers.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Operating Expenses. The current year operating expenses reflect the Company's continued efforts to control spending. For the year-to-date period in 1998, operating expenses were $24.9 million compared to $36.6 million recorded in the same period of 1997. The decrease from the prior year period is due to the overall savings from cost containment efforts in 1998, a one-time $4.0 million milestone payment to Dow recorded in the first quarter of 1997 upon the approval of Quadramet by FDA, and a one-time $7.5 million charge recorded in the third quarter of 1997 for product acquisition by Targon. The decrease is partially offset $1.5 million increase in costs of sales, and $1.7 million in restructuring charge and in costs related to the implementation of a turn-around plan recorded in the third quarter of 1998.

     Cost of product related and contract manufacturing revenues for the year-to-date period in 1998 were $6.1 million compared to $4.6 million recorded in the same period of 1997. The increase from the prior period is due primarily to increased manufacturing costs associated with increased revenues in 1998, and to expenses related to Quadramet including royalty, manufacturing and distribution costs (see Note 2 to the Consolidated Financial Statements).

     Research and development expenses for the year-to-date period in 1998 were $8.3 million compared to $14.7 million recorded in the same period of 1997. These expenses principally reflect product development efforts and support of clinical trials. The decrease from the prior year period is due to the aforementioned
$4.0 million milestone payment to Dow in the first quarter of 1997 combined with various savings from the Company's product development efforts in 1998 including the scale back of the GDL program and AxCell subsidiary.

     Equity loss in Targon subsidiary for the year-to date period in 1998 was $1.0 million reflecting Targon's product development and clinical trials programs. The Company did not recognize Targon's losses after March 31, 1998, based on the completion of the sale of Targon. For the comparable period in 1997, the Company recorded $8.7 million for equity loss in Targon subsidiary which included a one-time charge of $7.5 million recorded in the third quarter of 1997 for a product acquisition

     Selling and marketing expenses were $3.6 million and $3.8 million for the year-to-date periods of 1998 and 1997, respectively.
The 1998 expenses reflected the marketing efforts to increase ProstaScint sales and expenses to establish and maintain PIE sites. The 1997 expenses included costs associated with ProstaScint launch and PIE program.

     General and administrative expenses for year-to-date period in 1998 were $5.8 million which included a $1.2 million of restructuring costs associated with the closure of Cellcor and work force reduction and $500,000 of expenses related to the implementation of a corporate turn-around plan. Excluding the aforementioned charges, the 1998 general and administrative expenses were lower than the $4.8 million recorded in the comparable period of 1997 reflecting cost containment efforts.

     Gain on sale of Targon subsidiary was $2.8 million recorded in the third quarter of 1998, a result of a sale of CYTOGEN's ownership interest in Targon to Elan (see Note 3 to the Consolidated Financial Statements).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Interest Income/Expense. Interest income for the year-to-date period in 1998 was $537,000 compared to $527,000 realized in the same period in 1997. The increase from the prior year period is due to the $410,000 interest income realized in 1998 from the $10.0 million note due to CYTOGEN from Targon, partially offset by lower investment income due to lower cash and short term investment balances for the periods. As mentioned above, the note was canceled as a result of a sale of Targon to Elan.

     Interest expense for the year-to-date period in 1998 was $535,000 compared to $219,000 recorded in the same period of 1997. The increase from the prior year period is due to the 1998 interest expense of $410,000 associated with the $10.0 million note due to Elan which was canceled as a result of a sale of Targon to Elan in August 1998.

     Net Loss. Net loss to common stockholders for the year-to-date period of 1998 was $12.8 million compared to a net loss of $26.1 million incurred in the same period of 1997. The loss per common share was $0.23 on 55.4 million average common shares outstanding compared to $0.51 on 51.1 million average common shares outstanding for the same period in 1997. The 1998 net loss to common stockholders included $119,000 of accrued dividends on the Series B Preferred Stock. The 1997 net loss to common stockholders included a one-time $7.5 million charge or a $0.15 per share loss for the product acquisition.

Liquidity and Capital Resources

     The Company's cash and cash equivalents were $3.0 million as of September 30, 1998, compared to $7.4 million as of December 31, 1997 and $3.0 million as of June 30, 1998. The cash used for operating activities for the year -to-date period ended September 30, 1998 was $8.2 million compared to $17.9 million in the same period of 1997. The decrease in cash usage for operating activities from the prior year period was primarily due to lower research and development spendings and to the receipts of revenues generated by sales and royalties from Quadramet and ProstaScint.

     Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under its license agreements and interest earned on its cash and short term investments.

     On October 23, 1998, the Company entered into an agreement (the "Equity Line Agreement") with an institutional investor (the "Investor") for a $12 million common stock equity line. Pursuant to the Equity Line Agreement, the Company, subject to the satisfaction of certain conditions including the effective registration of such shares, was granted the right to issue and sell to the Investor, and the Investor would be obligated to purchase up to $12 million of CYTOGEN common stock from time to time (collectively, the "Put Rights") over a two year period at a purchase price per share equal to 85% of the average of lowest trade prices of CYTOGEN common stock during five designated trading days as determined under the Equity Line Agreement. The Company can exercise the Put Rights every 20 trading days in the amounts ranging from $150,000 to $1 million, subject to the satisfaction of minimum trading volume, market price of CYTOGEN common stock and registration of

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


the shares of common stock under the Securities Act of 1933, as amended. The Company is required to exercise Put Rights with respect to a minimum of $3 million over the life of the Equity Line Agreement. In addition, the Company granted to the Investor a warrant to purchase up to 200,000 shares of CYTOGEN common stock at an exercise price of $1.016 per share through April 2002.

     On October 19, 1998, the Company entered into a $750,000 term loan agreement with The CIT Group/Credit Finance Inc., using the Company's tangible assets as collateral. The note bears interest at prime plus 3%. The note is payable over 35 monthly principal payments of $12,500 plus interest with the remaining balance due October 2001.

     On August 14, 1998, CYTOGEN received $4.0 million from Elan consisting of $2.0 million for the sale of CYTOGEN's remaining interest in Targon and $2.0 million in exchange for a convertible promissory note. The note is convertible into CYTOGEN common shares at $2.80 per share, subject to adjustments, and matures in seven years. The note bears interest of 7% compounded semi-annually, however, such interest is not payable in cash but be added to the principal for the first 24 months; thereafter, interest will be payable in cash.

     Quadramet. On October 29, 1998 CYTOGEN announced an exclusive license agreement with Berlex for the manufacture and sale of Quadramet. Under the terms of the Berlex Agreement, CYTOGEN will receive an $8 million up front payment, of which $4 million will be paid to DuPont, upon completion of the supply agreement with DuPont to secure a long-term manufacturing commitment. Berlex will pay CYTOGEN royalties on net sales of Quadramet, as well as milestone payments based on achievement of certain sales levels (see Note 2 to the Consolidated Financial Statements). In connection with the Berlex Agreement, CYTOGEN granted Berlex a warrant to purchase 1 million shares of CYTOGEN common stock at an exercise price of $1.002 per share through October 2003 and exercisable after the earlier of one year or the achievement of defined sales levels.

     CYTOGEN acquired an exclusive license to Quadramet in the U.S., Canada and Latin America from Dow. The agreement requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. Minimum royalties due Dow for 1998 are $500,000. For the year-to-date periods ended September 30, 1998 and 1997, the Company recorded $375,000 and $189,000 in royalty expenses for Quadramet.

      ProstaScint. ProstaScint was launched in February 1997. Significant cash will be required to support the Company's marketing program and expansion and maintenance of the PIE program.

     In 1996, CYTOGEN entered into an agreement with Bard (the "Co-Promotion Agreement") to market and promote ProstaScint, pursuant to which Bard will make payments upon the occurrence of certain milestones, which include expansion of co-marketing rights in selected countries outside the U.S. During the term of the Co-Promotion Agreement, Bard will receive performance-based compensation for its services. For the year-to-date periods in 1998 and 1997, the Company recorded $550,000 and $393,000, respectively, for Bard commissions.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     OncoScint CR/OV. To date, sales of OncoScint CR/OV have not been material. In 1994, the Company reacquired all U.S. marketing rights to OncoScint from Knoll Pharmaceuticals Company ("Knoll") and is required to pay Knoll $1.7 million on or before December 15, 1998 in addition to accrued interest from July 1, 1998 (the original due date) through the date of payment at the prevailing prime rate of interest as of such date. The Company will fund this payment from product related revenues and other sources.

     The Company's capital and operating requirements may change depending upon various factors, including:(i) the success of the Company and its strategic partners in manufacturing, marketing and commercialization of its other products; (ii) the amount of resources which the Company devotes to clinical evaluations and the expansion of marketing and sales capabilities;
(iii) results of preclinical testing, clinical trials and research and development activities; and (iv) competitive and technological developments.

     The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products, contract manufacturing, license and research contracts, and control of spending. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. The Company currently has no commitments or specific plans for acquisitions or strategic alliances. However, the Company believes that, if successful, such strategies may increase long term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses. To fund these strategic and operating activities, the Company may sell equity and debt securities as market conditions permit or enter into credit facilities.

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further expand its marketing and sales. The Company expects that its existing capital resources, together with decreased operating costs, $750,000 proceeds from the term loan, the anticipated $4.0 million net cash receipt from Berlex, but exclusive of the Equity Line Agreement, will be adequate to fund the Company's operations into 1999. Management believes the addition of the Equity Line Agreement will provide the Company with adequate cash flow to sustain operations into 2000. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, the costs associated with the acquisition of complementary products and technologies, progress in its product development efforts, the magnitude and scope of such efforts, progress with preclinical studies and clinical trials, progress with regulatory affairs

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of its products. To the extent that the currently available funds and revenues including the Equity Line Agreement, $750,000 proceeds from the term loan, and the anticipated $4.0 million net cash receipt from Berlex are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives are available. There can be no assurance that the financing commitments described above or other financial alternatives will be available when needed or at terms commercially acceptable to the Company. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

Year 2000 Compliance

     The "Year 2000 problem" describes the concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as 1900 and malfunction on January 1, 2000.

     CYTOGEN's Internal Systems. The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Company's business, including clinical, purchasing, inventory management, sales, shipping, and financial reporting, as well as in various administrative functions. The Company has completed its evaluation of the Program and Systems to identify any potential year 2000 compliance problem. Based on present information, the Company believes that it will be able to achieve year 2000 compliance through combination of modification of some existing Programs and Systems and replacement of others with new Programs and Systems that are already year 2000 compliant. The majority of the Company internal systems have been replaced with fully compliant new systems. The remaining is expected to be completed by February 28, 1999. The total future cost is estimated at $40,000.

     Readiness of Third Parties. The Company is also working with its processing banks and network providers to ensure their systems are year 2000 compliant. All these costs will be borne by the processors, network and software companies. In the event some of the processors are unable to convert their systems appropriately, the Company will switch merchant accounts to those that are able to perform the processing.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Risks Associated with the Year 2000. The Company is not aware, at this time, of any Year 2000 non-compliance that will not be fixed by the Year 2000 and that will materially affect the Company. However, some risks that the Company faces include: the failure of internal information systems, defects in its work environment, a slow down in customer's ability to make payments.

     Contingency Plans. The Company is in the process of developing contingency plans to address a worst case year 2000 scenario. This contingency plan is expected to be completed by February 28, 1999.


                           ==========================

                               Cautionary Statement

     The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the Company's ability to continue as a going concern if the Company is unable to raise sufficient funds or generate sufficient cash flows from operations to cover the cost of its operations; (ii) the Company's ability to access the capital markets in the near term and in the future for continued funding of existing projects and for the pursuit of new projects;
(iii) the timing and results of clinical studies; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program; (v) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (vi) the profitability of its products; (vii) the ability to attract, and the ultimate success of strategic partnering arrangements, collaborations, and acquisition candidates; (viii) the ability to attract additional contract manufacturing customers; (ix) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; and (x) the success of the Company's marketing partners in obtaining marketing approvals in Canada and in European countries, in achieving milestones and achieving sales of products resulting in royalties.

PART II  -  OTHER INFORMATION
-----------------------------

Item 5  -        Other Information.
------

     The Company's Common Stock (the "Common Stock") is listed on the Nasdaq National Market (NNM"). The continued listing of the Common Stock on the NNM is conditioned upon the Company's compliance with certain quantitative criteria related to the market price of the Common Stock, net tangible assets, market capitalization and certain other requirements set forth by the NNM. At September 30, 1998, the Company's net tangible assets were below NNM maintenance standards. The Company has been in discussions with NNM on this subject. The Company is also taking steps toward achieving compliance; however, there can be no assurance that the Company will be able to maintain the listing of its securities on the NNM. In the event that the Common Stock is delisted from the NNM, the Company could apply to have the Common Stock listed on the Nasdaq SmallCap Market. If, however, the Company did not meet the requirements of the Nasdaq SmallCap Market, trading of the Common Stock could be conducted on an electronic bulletin board established for securities that do not meet the Nasdaq SmallCap Market listing requirements or in what is commonly referred to as the "pink sheets." Such delisting of the Common Stock could make it difficult for the Company to obtain future financing. In addition, any such delisting may restrict investors' interest in the Common Stock and materially adversely affect the trading in and price of the Common Stock.

Item 6  -        Exhibits and Reports on Form 8-K
------

     (a) Exhibits:

       1. Amended and Restated Rights Agreement, dated as of October 19, 1998 between CYTOGEN Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent. The Amended and Restated Rights Agreement includes the Form of Certificate of Designations of Series C Junior Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C. Filed herewith.

      10.1 Employment agreement effective as of August 20, 1998 between CYTOGEN Corporation and H. Joseph Reiser. Filed herewith.

      10.2 Loan and Security Agreement, dated as of October 19, 1998 between CYTOGEN Corporation and the CIT Group/Credit Finance, Inc.
            Filed herewith.

      10.3 Private Equity Line Agreement by and between Kingsbridge Capital Limited and CYTOGEN Corporation dated as of October 23, 1998. Filed herewith.

      10.4 License Agreement by and between Berlex Laboratories, Inc. and CYTOGEN Corporation dated as of October 28, 1998. Filed herewith.*

      10.5 Addendum to the Letter Agreement effective as of October 29, 1998 between CYTOGEN Corporation and DuPont Pharmaceuticals Company. Filed herewith.

      27   Financial Data Schedule (Submitted to SEC only in electronic format).

      * CYTOGEN Corporation has requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

      (b) Reports on Form 8-K:

         During the third quarter of 1998, the Company filed a Form 8-K dated August 24, 1998 to report on "Item 5. Other Events" regarding the appointment of H. Joseph Reiser as the Company's President and Chief Executive Officer and as a member of the board of directors.

                                        SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CYTOGEN CORPORATION





Date November 13, 1998                       By /s/ Jane M. Maida
     -----------------                          ------------------------
                                                Jane M. Maida
                                                Chief Accounting Officer
                                                (Authorized Accounting Officer)