Form 10-Q/A
period 1998-09-30
CYTOGEN CORP
filed 1998-12-30
CIK 725058

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
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
               1934

          For the transition period from                to
                                          -------------     ------------

                Commission file number 333-02015
                                       ---------

                             CYTOGEN Corporation


            (Exact name of Registrant as specified in its charter)

           Delaware                                       22-2322400
-------------------------------                     -----------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                       Outstanding at October 26, 1998
-----------------------------          -------------------------------
Common Stock, $.01 par value                      58,604,950

PART II  -  OTHER INFORMATION

 Item 6  -        Exhibits and Reports on Form 8-K

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

      10.1 Employment agreement effective as of August 20, 1998 between CYTOGEN Corporation and H. Joseph
              Reiser.  Filed herewith.

      10.2    Loan and Security Agreement, dated as of October
              19, 1998 between CYTOGEN Corporation and the CIT
              Group/Credit Finance, Inc.  Filed herewith.

      10.3    Private Equity Line Agreement by and between
              Kingsbridge Capital Limited and CYTOGEN Corporation dated as of October 23, 1998. Filed herewith.

      10.4 License Agreement by and between Berlex Laboratories, Inc. and CYTOGEN Corporation dated as of October 28, 1998. Filed herewith.

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





Date December 30, 1998                      By /s/ Jane M. Maida
     -----------------                         ------------------
                                               Jane M. Maida
                                               Chief Accounting Officer
                                               (Authorized Accounting Officer)