Form 10-K
period 1998-12-31
CYTOGEN CORP
filed 1999-02-22
CIK 725058

CONFORMED
                                                                     COPY

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1998

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

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (609) 750-8200.

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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the registrant's shares of Common Stock held by non-affiliates of the registrant on February 1, 1999, based on $1.28 per share, the last reported sale price on the NASDAQ National Market on that date, was $71,957,705. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of February 1, 1999 was 64,618,331 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                                      FORM 10-K
                              DOCUMENT                                   PART
                              --------                                ---------

Portions of the definitive  Proxy  Statement with respect to the         III
III 1999 Annual Meeting of Stockholders (hereinafter referred to as the "Proxy Statement"), but specifically excluding the sections titled "Compensation Committee Report on Executive
Compensation" and "Performance Graph", which shall not be deemed to be incorporated by reference herein.

                                     PART I

ITEM 1.  BUSINESS


GENERAL

     CYTOGEN  is  a  biopharmaceutical   company  engaged  in  the  development,
commercialization and marketing of products to improve diagnosis and treatment of cancer and other diseases.

     Historically, we have emphasized research and development of a broad array of potential products, based on monoclonal antibodies and other technologies. Having identified and commercialized products which we believe have substantial potential, we have:

     - Conducted or sponsored clinical studies to evaluate existing products in additional indications;
     - Focused on development of technology with near term commercial significance;
     -  Reviewed current  research  and  development   programs  to  assess
        their commercial  potential;  and
     - Recently curtailed basic research expenditures in order to allocate resources toward implementing our business strategy.

     During 1998, we reviewed our assets and business prospects to determine which projects demonstrated adequate potential for a continued investment of corporate resources. As a result of this review, we:

     -  Terminated our ALT program.
                  Our subsidiary Cellcor,  Inc.  ("Cellcor") had been developing
              Autologous Lymphocyte Therapy ("ALT") for the treatment of metastatic renal cell carcinoma ("mRCC"), a life threatening kidney cancer for which there are no adequate therapies. We had planned to submit a Biologics License Application ("BLA") for ALT. Cellcor completed pivotal Phase III clinical trials of ALT in mRCC patients in January 1997. Although we believe the results of the trials are favorable, ALT was not considered a priority for allocation of available resources. We halted our preparation for submission of the BLA and closed our Cellcor facility in September 1998.

     -  Sold our interest in Targon Corporation.
                  Our review  determined that the projects under  development by
              Targon Corporation ("Targon") were not consistent with our corporate strategies. During August 1998, we sold our interest in Targon to our partner in the venture, Elan Corporation plc ("Elan") for $2 million in cash. In addition, we received $2 million from Elan in exchange for a convertible promissory note.
     - Offered for sale and sold our manufacturing and laboratory facilities.
                  We  determined  that  outsourcing  manufacturing  of the
              Company's products is more economical and consistent with our strategies. As a result, we offered the facility for sale and completed the sale in early January, 1999. We also concurrently entered into an agreement for the continued manufacturing of ProstaScint and OncoScint at the facility.


Our Products
     We introduced to the market during 1997 our two principal products, each of which have been approved by the FDA: ProstaScint(R) (kit for the preparation of Indium In111 Capromab Pendetide) and Quadramet(R) (Samarium Sm153 Lexidronam Injection). Our OncoScint(R) CR/OV imaging agent is also approved and marketed as a diagnostic imaging agent for colorectal and ovarian cancer.


CANCER DIAGNOSTIC IMAGING PRODUCTS

         Our cancer diagnostic products, ProstaScint and OncoScint, are monoclonal antibody-based imaging agents for prostate, colorectal and ovarian cancers. These products utilize our proprietary targeted delivery system, employing whole monoclonal antibodies, to deliver the diagnostic radioisotope Indium-111 to malignant tumor sites. A radioisotope is an element which, because of nuclear instability, undergoes radioactive decay, thereby emitting radiation. The imaging products are supplied to hospitals and central radiopharmacies without the radioisotope. Prior to patient administration, the radioisotope is added to the product by the radiopharmacist using a simple liquid transfer procedure we have developed, thereby creating the radiolabeled monoclonal antibody product.

         During an imaging procedure, the radiolabeled monoclonal antibody product is administered intravenously into the patient. The antibody travels through the body seeking out and binding to tumor sites. The radioactivity from the isotope that has been attached to the antibody can be detected from outside the body by a gamma camera. The resultant image identifies the existence, location and extent of disease in the body. Based on clinical studies conducted to date by physicians on our behalf, the imaging agents may provide new and useful information not available from other diagnostic modalities regarding the existence, location and extent of the disease throughout the body. We believe that this information has the potential to affect the way physicians manage their patients' individual treatments.

         PROSTASCINT. ProstaScint is a diagnostic imaging agent utilizing a monoclonal antibody which targets prostate specific membrane antigen ("PSMA"), a protein expressed by prostate cancer cells and, to a lesser extent, by normal prostate epithelial cells. We are the exclusive licensee of the antibody utilized in ProstaScint. ProstaScint is prepared by combining this antibody with the radioisotope Indium-111 prior to intravenous administration. Due to the selective expression of PSMA, the ProstaScint imaging procedure can detect the spread of prostate cancer. Since the patterns of spread of prostate cancer can vary substantially from one patient to another, by identifying the unique pattern of metastases in a particular patient, we believe that ProstaScint aids physicians in the selection of appropriate treatments to meet the special needs of that patient.

         In 1996, we received FDA approval to market ProstaScint in two clinical settings:

     - As a diagnostic imaging agent in newly-diagnosed patients with biopsy-proven prostate cancer thought to be clinically localized after standard diagnostic evaluation and who are at high risk for spread of their disease to pelvic lymph nodes; and
     - For use in post-prostatectomy patients in whom there is a high suspicion that the cancer has recurred and has spread.

     The risk of spread of prostate cancer in both newly-diagnosed and recurrent disease patients is determined by several factors, including the stage of the disease when initially diagnosed, microscopic evaluation of the primary tumor, and the prostate specific antigen ("PSA") level. PSA is a widely used blood test currently used for detecting and monitoring prostate cancer.

     We believe that ProstaScint has clinical utility in newly diagnosed patients with prostate cancer who are thought to be candidates for therapies such as:

     -  Radical prostatectomy; and
     -  External beam radiation therapy.

     Before a physician decides upon a course of therapy, it is critical to determine whether the prostate cancer has spread to other parts of the body, thereby dramatically reducing the likelihood of successful treatment. Studies from The Johns Hopkins University and Stanford University Medical Center have shown that almost one-third of the prostate cancer patients treated at these two institutions who have undergone prostatectomy or radiation therapy experienced disease recurrence within five years following treatment, and half of the patients had recurrence of their disease within ten years. Prior to the availability of ProstaScint, determining whether newly diagnosed disease was limited to the prostate or had spread distantly was based upon statistical inference from the biopsy appearance of the tumor and the patient's serum level of PSA. Conventional imaging methods, such as computed tomography, magnetic resonance imaging and transrectal ultrasound, are all relatively insensitive since they rely on anatomic structure (form) and therefore require that the normal structures (i.e. lymph nodes) become enlarged or altered in shape to indicate suspicion of malignancy. The ProstaScint scan images disease based upon function (expression of the PSMA molecule) and, therefore, can image low volume disease not readily detectable with conventional procedures. A clear understanding of the existence and location of any prostate cancer metastasis is crucial in selecting the most appropriate form of treatment to be administered.

     In the U.S., following prostatectomy, prostate cancer patients are monitored to ascertain changes in the level of PSA. In this setting, a rise in PSA is strong and presumptive evidence of recurrence of the patient's prostate cancer. Knowledge of the extent and location of disease recurrence is a critical consideration in choosing the most appropriate form of treatment. Patients whose disease is confined to the prostatic fossa may have the potential to be cured by receiving "salvage" radiation therapy; patients with more widespread disease are unlikely to benefit from such an approach and instead systemic treatment such as hormonal therapy should be considered. We believe that the results of a ProstaScint scan performed prior to radiation therapy to the pelvis may help predict which recurrent disease patients are likely to benefit from salvage radiation therapy. Approximately 70% of recurrent disease patients currently treated with salvage radiation therapy fail to achieve long-term control of their disease, since the cancer has already metastasized to other points in the body. A prospective study is planned to evaluate ProstaScint in this setting.

     PROSTASCINT MARKETING, SALES AND DISTRIBUTION

     According to the American Cancer Society, about 185,000 American men were diagnosed with prostate cancer in 1998, of whom approximately 20% will be at high risk for metastatic spread of their disease. In addition, estimates indicate that in 1998, 40,000 to 60,000 patients previously treated for prostate cancer will develop symptoms of recurrent cancer which has not yet progressed to the point of skeletal involvement. We believe that there are approximately 75,000 to 100,000 patients with prostate cancer in the U.S. that are candidates, based on current indications, to receive a ProstaScint scan each year.

     In February 1997, we announced the commercial launch of ProstaScint, which is co-marketed with the urological division of BARD, a marketer of a broad range of urology products exclusively to the urology community. Pursuant to our agreement with BARD:

     - BARD is responsible for the promotion of ProstaScint to urologists, the group of physicians most likely to order or generate referrals for ProstaScint scans
     - Our marketing activities are focused on the training of the nuclear medicine imaging community, including those physicians most likely to perform ProstaScint scans;
     - We are responsible for the manufacture and distribution of ProstaScint as well as instructing physicians in its proper use;
     - BARD will make payments to the Company upon the occurrence of certain milestones; and
     -  BARD  will  receive  performance-based compensation for its services.

     Our agreement with BARD has an initial term of ten years and is subject to renewal.

     In 1997, we entered into a distribution agreement with Faulding (Canada), Inc. ("Faulding") related to distribution and sale of ProstaScint in Canada.

     ProstaScint is a "technique-dependent" product that requires a high degree of proficiency in nuclear imaging, as well as a thorough appreciation of the information the scan can provide. We believe that this information regarding the existence, location and extent of disease has the potential to assist a physician in making appropriate patient management decisions. We have established a network of accredited nuclear medicine imaging centers through our PIE(TM) ("Partners in Excellence") Program (each accredited center, a "PIE Site"). Each PIE Site receives rigorous training, undergoes proficiency testing, and is subject to ongoing quality assurance protocols. To qualify as a PIE Site, each center must be certified as proficient in the interpretation of ProstaScint scans by the American College of Nuclear Physicians. We developed this program in preparation for the launch of ProstaScint in February 1997. At the end of 1998, there were over 234 PIE Sites, including a majority of the National Cancer Institute designated Comprehensive Cancer Centers. ProstaScint is available only at PIE Sites.

     We plan to add PIE Sites on a selective basis in order to ensure that new sites are adequately qualified and committed to a minimum number of scans for training purposes At the present time, we bear partial expense of qualification of each site.

     We currently employ 13 field representatives, each of whom is a certified or registered nuclear medicine technologist with experience working in a nuclear medicine department. These field representatives assist in training of physicians and qualification of nuclear imaging centers as PIE Sites, and provide BARD marketing representatives with sales assistance and technical support of ProstaScint and its usage.

     We believe that approximately 80% of patients with prostate cancer are managed by urologists, with the remainder being managed primarily by medical and radiation oncologists. Through a Joint Marketing Committee, the Company and BARD coordinate our respective educational and promotional activities to ensure that PIE Sites receive appropriate patient referrals from urologists and that future PIE Sites are located in medical facilities served by urologists who are ordering the ProstaScint test. The product is not marketed directly to managed care organizations or other payor groups, however, we maintain points of contact with reimbursement specialists for physicians, patients, and payors to assist with and ensure reimbursement and insurance coverage. Medical and radiation oncologists also order diagnostic procedures such as ProstaScint for advanced prostate cancer patients, and our promotional efforts are addressing this segment of the medical community directly.

     ONCOSCINT CR/OV. OncoScint CR/OV was approved by the FDA in the U.S. in December 1992. OncoScint CR/OV was initially approved for single use with other appropriate, commercially available diagnostic tests, to locate malignancies outside the liver in patients with known colorectal or ovarian cancer. In November 1995, FDA approved an expanded indication allowing for repeat administration of OncoScint CR/OV. OncoScint CR/OV is also approved for sale in eleven European countries and Canada. To date, OncoScint has not realized substantial sales. We believe this product is effective in imaging both primary and metastatic colorectal and ovarian tumors. However, this information has not yet been widely used by physicians for patients with these conditions. We are currently funding an investigator-initiated study designed to demonstrate the benefits of performing an OncoScint study as soon as an initial diagnosis of ovarian cancer is made, to determine which patients would benefit by a more aggressive initial treatment of their disease. We believe a more aggressive treatment at an earlier date could provide the potential for improved prognoses for the patients following diagnosis of their malignancy.

     Promotion of OncoScint CR/OV involves several different physician audiences, including those who prescribe imaging procedures for their patients as well as those who acquire and interpret the images. Referring physicians are most likely to be surgeons and oncologists. OncoScint CR/OV, like ProstaScint, is technique dependent, requiring training and expertise in reviewing and interpreting images. Acceptance by the medical community of the benefits of OncoScint CR/OV depends in part on the degree to which physicians acquire such skills. Since May 1994, we have been the sole marketer of OncoScint CR/OV in the U.S.

     In 1995, we entered into a distribution agreement (the "Faulding Agreement") with Faulding granting to Faulding the exclusive right to distribute and sell OncoScint CR/OV in Canada. Faulding received regulatory approvals to market the product in Canada in January 1998. The Faulding Agreement provides for payments for minimum annual purchases of OncoScint CR/OV by Faulding, and for certain royalties based upon net sales, if any, of OncoScint CR/OV by Faulding. The initial term of the Faulding Agreement is seven years.

     In 1996, we entered into a distribution agreement (the "CISbio Agreement") with CIS biointernational, granting to CISbio the exclusive right to distribute and sell OncoScint in all the countries of the world, except for the U.S. and Canada. CISbio markets OncoScint CR/OV in various European countries. The CISbio Agreement provides for minimum annual purchases of the components of OncoScint CR/OV by CISbio, and for certain royalties based upon net sales of OncoScint CR/OV by CISbio. The initial term of the CISbio Agreement is seven years following the first commercial sale of the product by CISbio.

CANCER THERAPEUTIC PRODUCT

     QUADRAMET. Quadramet, a proprietary cancer therapeutic agent, received marketing approval from the FDA in March 1997 for the relief of pain in patients with metastatic bone lesions that image on conventional bone scan, a routinely performed nuclear medicine procedure. Quadramet consists of a radioactive isotope, Samarium-153, which omits beta radiation, and chelating agent, EDTMP, which targets the drug to sites of new bone formation.

     According to American Cancer Society and National Cancer Institute statistics, approximately 600,000 new cases of cancer that typically metastasize to bone occurred in the U.S. in 1997. We believe that over 200,000 patients each year will suffer from bone pain that is severe enough to require palliative intervention.

     Once tumors have metastasized to the skeleton, they continue to grow and cause destruction of the adjacent bone. This erosion of bone stimulates new bone formation, which encircles the metastatic tumor. The continued growth from the expanding tumor causes pressure which the patient perceives as pain at the site of the metastasis. By targeting these areas of bone formation, Quadramet delivers site-specific radiation, which may result in significant pain reduction. As such areas of tumor involvement expand, they weaken the bone and eventually lead to fracture of the affected bone. The medical complications associated with bone metastases may also include bone fractures, spinal cord compression and paralysis.


Current competitive treatments for severe cancer bone pain include:

          -  Narcotic analgesics
                           These drugs work by masking the brain's ability to perceive the pain induced by the tumors as they expand and grow within the bone. While narcotic analgesics can be effective in addressing cancer-related bone pain, their prolonged and escalating use can result in undesirable side effects, including nausea and vomiting, sedation, confusion and severe constipation.
          -  External beam radiation therapy
                           External beam radiation therapy, while usually effective in relieving pain, is most appropriately used to treat solitary lesions. In addition, retreatment of painful areas is often not feasible due to unacceptable toxicities to neighboring organs and tissues. Treatments are generally administered in five to ten or more sessions over two to three weeks necessitating frequent visits by the patient and contributing to the high cost of this procedure.
          -  Metastron(R), a radiopharmaceutical product of Nycomed Amersham plc
                           Metastron is the only other therapeutic radiopharmaceutical approved by the FDA for the treatment of cancer bone pain. It contains a non-imageable radionuclide, Strontium-89. This radionuclide decays with a very long radioactive half-life (approximately 50 days), resulting in a delayed onset of pain relief, generally several weeks after administration. Further, the long half-life causes a prolonged and variable degree of bone marrow suppression. Prolonged bone marrow toxicity limits the usage of other potential therapies such as chemotherapy and radiation therapy, as well as the ability to administer additional doses of this drug.
          -  Novantrone(R), a chemotherapeutic   product  of Immunex Corporation
                           ("Immunex") Novantrone, a chemotherapeutic drug frequently used in the management of acute non-lymphocytic leukemia, is also marketed by Immunex for use in combination with steroids for pain related to hormone refractory prostate cancer.

                           The Company believes that Quadramet offers
                           significant   advantages  over   Novantrone,
                           including lower toxicity, fewer side effects, and more rapid onset of pain relief. However, Novantrone is well known to oncologists because of its other applications and this may provide some marketing advantages to Immunex.

     Quadramet has numerous characteristics which we believe are advantageous for the treatment of cancer bone pain, including early onset of pain relief; predictability of recovery from bone marrow toxicity; ease of administration; and length of pain relief. Quadramet is administered as a single intravenous injection on an outpatient basis and directly targets sites of new bone formation which include those areas in the skeleton that have been invaded by metastatic tumors. Quadramet exhibits high and very selective uptake in bone with little or no detectable accumulation in soft tissue. The fraction of the injected dose that is not taken up in the skeleton is excreted in an unmodified form in the urine over a period of four to six hours. Further studies are planned to evaluate the safety and efficacy of repeat dosing.

     We intend to expand the use of Quadramet within the currently approved indication and extend its use to new indications by performing additional clinical trials and seeking regulatory approvals, primarily by and through our marketing partner, Berlex. Clinical trials are either planned or currently underway to evaluate the use of Quadramet in combination with other cancer therapies (such as external beam radiation therapy), as a potential therapeutic agent for treatment of cancer and as a therapy for children with malignancies which have either arisen in bone or have spread to bone. Future trials are also planned to evaluate the extension of the use of Quadramet to patients whose bone metastases can be visualized on conventional bone scan, but who are not yet experiencing pain from these metastases. Our continuation of these trials will depend upon their progress, success and on the ability to obtain funding from our existing or potential marketing partners.

     The first non-cancer use of Quadramet under investigation is the treatment of patients with refractory rheumatoid arthritis. These patients often demonstrate enhanced uptake of radionuclide in affected joints on diagnostic bone scans. In such cases, we believe Quadramet can target the diseased joints and provide a high but localized dose of radiation to the area. Published studies by foreign investigators have suggested benefits from Quadramet in the relatively small number of rheumatoid arthritis patients studied. We are currently conducting a Phase I dose escalation study of Quadramet to evaluate the safety and preliminary efficacy of Quadramet in refractory rheumatoid arthritis patients.


     QUADRAMET MARKETING, SALES, MANUFACTURING AND DISTRIBUTION

     We have licensed the rights to Quadramet from Dow. Quadramet was previously marketed by DuPont, which arrangement was terminated during June 1998. In October 1998, we entered into an exclusive agreement with Berlex for the marketing of Quadramet. We anticipate that Berlex will re-launch Quadramet during the first quarter of 1999. Berlex maintains a sales force which calls upon the oncological community. Pursuant to our agreement with Berlex, we are entitled to royalty payments based on net sales of the Quadramet product and milestone payments based upon sales levels achieved.

     Quadramet was originally launched in June 1997. During the first year of launch, Quadramet was marketed principally to the nuclear medicine community, which administers the treatment to patients. However, the treatment is more typically prescribed by caregiving physicians, including medical oncologists and urologists. We believe that successful commercialization of Quadramet will depend upon marketing to these referring physicians.

     DuPont, a leading supplier of radiopharmaceutical products in the U.S., will continue to manufacture the product for an initial term of five years. Berlex has agreed to bear all costs of manufacture of Quadramet.


SALES, MARKETING AND DISTRIBUTION

     We have limited sales, marketing and distribution capabilities. With respect to the sales, marketing and distribution of Quadramet and the co-promotion of ProstaScint, we are substantially dependent on the efforts of Berlex and BARD. See "ProstaScint Marketing, Sales, Manufacturing and Distribution" and "Quadramet Marketing, Sales, Manufacturing and Distribution." If we are unable to successfully establish and maintain significant sales, marketing and distribution efforts, either internally or through arrangements with third parties, there would be a material adverse effect on our business, financial condition and results of operations.

     There can be no assurance that we be able to maintain our existing collaborative arrangements or enter into collaborative and license arrangements in the future on acceptable terms, if at all, that such arrangements will be successful, that the parties with which the Company has or may establish arrangements will perform their obligations under such arrangements, or that potential collaborators will not compete with the Company by seeking alternative means of developing products for the indications targeted by the Company.


PRODUCT CONTRIBUTION FOREIGN REVENUES/RISKS

     The Company's currently marketed products and other sources of income constitute a single business segment. No significant history of revenues exists with respect to any of the Company's products. ProstaScint and Quadramet were introduced to the market during the first half of 1997 and account for a significant percentage of the Company's product and royalty revenues and total revenues and are expected to do so for the foreseeable future. For the year ended December 31, 1998, revenues related to ProstaScint and Quadramet accounted for approximately 91% of the Company's product and royalty revenues. ProstaScint sales have experienced continued growth since product launch. However, there can be no assurance that such growth will continue indefinitely. Quadramet sales during the period from its launch have not grown significantly. From the period beginning in the second half of 1997, in which the product was launched in the commercial marketplace, through June 1998, reported revenues related to
Quadramet sales were based on minimum royalty payments due from its original commercial partner, DuPont. Actual sales were substantially less than the minimum royalty payments received. Growth of Quadramet sales were initially slow because of the need for hospitals to obtain license amendments under federal and state law to receive and handle this new radioactive product. In addition, marketing efforts by DuPont were directed primarily to nuclear medicine physicians who directly administer the product to patients. While this sales effort was necessary to generate product understanding, the Company believes that marketing to oncologists and urologists, the primary care-givers for patients who may benefit from Quadramet, is necessary for adequate penetration into the market.

     The marketing agreement with DuPont has been terminated and the Company the Company has since entered into an exclusive license and marketing agreement for the marketing of Quadramet with Berlex, which maintains an experienced sales force calling on the oncology community. The Company and Berlex have entered into an agreement with DuPont for the manufacture of Quadramet. Pursuant to this agreement, Berlex bears the manufacturing costs for Quadramet. Marketing by Berlex is planned to commence during the first quarter of 1999. There can be no assurance that ProstaScint and Quadramet will achieve market acceptance on a timely basis, or at all. The Company's success will be dependent upon the acceptance of ProstaScint and Quadramet by the medical community, including health care providers, such as hospitals and physicians, and third-party payors (such as employers, insurers, and health maintenance organizations), as safe, effective and cost efficient alternatives to other available treatment and diagnostic protocols.

PRODUCT DEVELOPMENT

     AXCELL BIOSCIENCES. AxCell, a wholly owned subsidiary of the Company created in August 1996, utilizes an application of Genetic Diversity Library ("GDL") (described below) and other technology to support advances in combinatorial chemistry, genomics and drug discovery. AxCell has developed an integrated set of tools to map selective protein-protein interactions and is using these tools to develop an Inter-Functional Proteomic Database ("IFP-dBase"). The IFP-dBase includes data relating to protein-protein interaction linked to a variety of other relevant bioinformatic data. We believe this informational database has potential value in the use by scientists in the pharmaceutical industry as a means to help identify and validate important new biological targets. Without the ability to sort and understand the interactions between proteins, it will be difficult to identify the relatively few important new targets among the more than 100,000 expected to be identified through genomic analysis in the next few years. We believe such information will be of value to pharmaceutical companies in conducting research on new drugs. Discussions are currently underway with potential pharmaceutical customers who might take immediate advantage of AxCell's ability to identify protein interactions for targets which they are currently studying.

     AxCell has developed a prototype bioinformatics interface for the IFP-dBase. We expect that additional effort will be required to refine the prototype. We will also pursue further research to identify protein-protein interactions which would be useful in and necessary to a commercially viable bioinformatics database. Funding is being sought from collaborators for the AxCell program, from venture capital funds, or from other sources, including corporate resources if adequate to provide such funding. No assurance can be provided that the program will be developed, will be successful, or that we will retain substantially all ownership or even a majority interest of AxCell.

     GENETIC DIVERSITY LIBRARY TECHNOLOGY. Long-term research, much of which is preliminary, had been conducted over a period of time by the Company on GDL technology. The GDL program consists of research on long peptides that fold to form three-dimensional structures. These peptides, which are biologically produced, create vast, highly diverse compound libraries. We believe that the ability of these compounds to bind to predetermined sites may mediate certain therapeutic or diagnostic effects more effectively than other existing products. Unlike conventional small molecule drugs or short peptides, long peptides can act more like proteins and can fold to take on very precise biological functions such as specific recognition units ("RUs"). Depending upon the application, these RUs can act as receptors, as targeting agents, or ligands for biological receptors. Certain peptides believed to have commercial potential have been identified from the GDL program and may be subject to further development efforts, although we would at present pursue such development only in connection with a commercial partner. Otherwise, the basic research component of the GDL program has been cancelled as part of our ongoing review of long term research projects and focus on programs with nearer term economic potential. We are actively pursuing corporate alliances and basic research and development agreements to support and advance the GDL technology toward commercialization.

     The Company has entered into a license agreement granting Elan worldwide rights to a group of peptides and associated GDL technology for orally administered drugs that are transported across the gastrointestinal epithelium, as well as rights to other orally delivered drugs derived from the research program. Elan is responsible for the further development and commercialization of this technology. CYTOGEN is entitled to royalties from sales of any product developed and commercialized based on this technology.

     PSMA. In 1993, CYTOGEN and Memorial Sloan-Kettering Cancer Center ("MSKCC") began a development program involving PSMA and CYTOGEN's prostate cancer monoclonal antibody, CYT-351. PSMA is an unique antigen expressed in prostate cancer cells and by the normal prostate epithelial cells. In July 1996, a patent entitled "Prostate-Specific Membrane Antigen" was issued to Sloan-Kettering Institute for Cancer Research, an affiliate of MSKCC. In November 1996, we exercised our option for the exclusive license to this technology.

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

     In January 1997, we granted a non-exclusive option for the PSMA technology to Boehringer Mannheim in the area of in vitro diagnostics, including reverse transcriptase-polymerase chain reaction assays, a technique used to detect circulating prostate cancer cells in the blood of patients. We have issued licenses to various third parties for different uses of the PSMA technology in diagnostic and therapeutic applications. These agreements provide the Company with royalties payable if and when products come to market.

     In 1996, Targon was granted exclusive rights to certain other fields of use for the PSMA technology, including recent developments in the area of prodrugs for prostate cancer. These rights were relinquished to Cytogen in connection with the sale of our interest in Targon to Elan.

     OTHER APPLICATIONS. While we have retained all rights for therapeutic and in vivo diagnostic uses of the antibody utilized in ProstaScint for the Company and its affiliates, we have licensed the antibody for in vitro diagnostic use to the Pacific Northwest Research Foundation, which in turn, has established a collaboration with Hybritech Incorporated ("Hybritech") to exploit this antibody in a serum-based in vitro diagnostic test. We will receive royalties on product sales by Hybritech, if any.

     We believe that certain of our technologies under development may have medical applications in various other areas, including autoimmune disorders and infectious diseases. We intend to expand the research and development of these technologies primarily through strategic alliances with other entities. We cannot predict the establishment or the timing of such alliances. To the extent funding is available, we expect to devote resources to these other areas. No prediction can be made, however, as to when or whether the areas of research described above will yield new scientific discoveries, or whether such research will lead to new commercial products.

RESEARCH AND DEVELOPMENT

     Our research and development expenditures include projects conducted by the Company and payments made to customer sponsored research programs. Our expenses for research and development activities (including customer sponsored programs) were:


                      -  1998 -- $10.0 million
                      -  1997 -- $17.9 million
                      -  1996 -- $20.5 million

         Research and development expenditures for customer sponsored programs were:

                      -  1998-- $2.0 million
                      -  1997-- $1.5 million
                      -  1996 -- $1.1 million

     We intend to pursue research and development activities having commercial potential and to review all of our programs to determine whether possible market opportunities, near and longer term, provide an adequate return to justify the commitment of human and economic resources to their initiation or continuation. Anticipated research and development spending for 1999 has been dramatically curtailed.


HEALTH CARE REIMBURSEMENT

     Our business, financial condition and results of operations will continue to be affected by the efforts of governments and third-party payors to contain or reduce the costs of healthcare through various means. There have been, and we expect that there will continue to be, federal and state proposals to implement government control of pricing and profitability of therapeutic and diagnostic imaging agents. In addition, an increasing emphasis on managed care has and will continue to increase the pressure on pricing of these products. While we cannot predict whether such legislative or regulatory proposals will be adopted or the effects such proposals or managed care efforts may have on our business, the announcement of such proposals and the adoption of such proposals or efforts could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent such proposals or efforts have a material adverse effect on other companies that are prospective corporate partners of the Company, our ability to establish strategic alliances may be materially and adversely affected.

     Sales of our products depend in part on the availability of reimbursement to the consumer from third-party payors, including Medicare, Medicaid, and private health insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. To the extent we succeed in bringing products to market, there can be no assurance that these products will be considered cost-effective and that reimbursement to consumers will be available or will be sufficient to allow us to sell our products on a competitive basis. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that our products are clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking such approvals can be a time consuming and costly process which could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor separately. If we are unable to secure adequate third party reimbursement for our products, there would be material adverse effect on its business, financial condition and results of operations.

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


CELLCOR

     In 1995 we acquired Cellcor for the continued development of autologous lymphocyte therapy in the treatment of metastatic renal cell cancer. As part of our restructuring activities during 1998, we determined that Cellcor was no longer in line with our strategic and financial objectives. In September 1998, we terminated our Cellcor program and closed our facility.


MANUFACTURING

     Our ProstaScint and OncoScint products are manufactured at a cGMP-compliant manufacturing facility in Princeton which is now held by Bard BioPharma L.P., a subsidiary of Purdue BioPharma ("Bard BioPharma"). We have access to the facility for continued manufacture of these products under a three year agreement. An Establishment License Application for the facility for the manufacture of our products was approved by the FDA for the manufacture of ProstaScint in October 1996 and for manufacture of OncoScint in December 1992. It is expected that this facility will allow us to meet our projected production requirements for ProstaScint and OncoScint for the foreseeable future, although no assurances can be given to that effect.

     In November 1997, the FD&C Act was amended to make the approval and review process for biologics more similar to that for drugs. The new law requires only one license to market a biological product, a BLA, eliminating the need for separate license for the facility. Therefore, while we will continue to maintain compliance with cGMPs, under the new law, we are not required to obtain separate licenses of its commercial manufacturing facilities in the future. Moreover, we will retain the status of having met the FDA's establishment licensing requirements which we believes is an important competitive advantage in attracting contract manufacturing business (discussed below).

     Our products must be manufactured in compliance with regulatory requirements and at commercially acceptable costs. While we believe that our manufacturing arrangements currently address our needs, there can be no assurance that we will be able to continue to arrange manufacture of such products on a commercially reasonable basis, that we will be able to arrange manufacture of additional products and product candidates or successfully outsource such manufacturing needs. If we are unable to successfully manufacture or arrange for the manufacture of our products and product candidates there could be a material adverse effect on our business, financial condition and results of operations.

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

     The annual production capacity of the Princeton facility, now held by Bard BioPharma, was approximately 100,000 OncoScint or ProstaScint kits. The facility was utilized approximately 15% in 1998, 15% in 1997, and 20% in 1996 for manufacture of our products.


RAW MATERIALS AND SUPPLIERS

     The active raw materials used for the manufacture of our products include different antibodies. We have both exclusive and non-exclusive license agreements which permit the use of specific monoclonal antibodies in our products. Our first product, OncoScint CR/OV, uses the same monoclonal antibody which has been supplied in clinical quantities and is being supplied in commercial quantities by a single contract manufacturer, Lonza Biologics (which acquired the Company's former supplier, Celltech, in 1996), through a shared manufacturing agreement. We anticipate that Lonza Biologics will be able to meet our needs for commercial quantities of monoclonal antibody.

     We currently have arrangements necessary for production of projected commercial quantities of monoclonal antibody for manufacture of ProstaScint through an agreement with Bard BioPharma, which acquired the Company's manufacturing facilities in January, 1999. CYTOGEN is responsible for the production of both OncoScint and ProstaScint at the facility.

     Quadramet is manufactured by DuPont pursuant to an agreement with Berlex and CYTOGEN. Certain components of Quadramet, particularly Samarium-153 and EDTMP, are provided to DuPont by sole source suppliers. Due to its radiochemical properties, Samarium-153 must be produced on a weekly basis by its supplier in order to meet DuPont's manufacturing requirements. On one occasion, DuPont was unable to manufacture Quadramet on a timely basis due to the failure of the sole source supplier to provide an adequate supply of Samarium-153. In the event that DuPont is unable to obtain sufficient quantities of such components on commercially reasonable terms, or in a timely manner, DuPont would be unable to manufacture Quadramet on a timely and cost-competitive basis. In addition, sources for certain of these components may not be readily available. Thus, the loss by DuPont of its sources for such components could result in an interruption of supply and could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

     Consistent with industry practice, we have a policy of using patent and trade secret protection to preserve our right to exploit the results of our research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating our proprietary technology.

     Our policy is to protect aggressively our proprietary technology by selectively seeking patent protection in a worldwide program. In addition to the U.S., we file patent applications in Canada, major European countries, Japan and additional foreign countries on a selective basis to protect inventions important to the development of its business. We believe that the countries in which we have obtained and are seeking patent coverage for our proprietary technology represent the major focus of the pharmaceutical industry in which the Company and certain of our licensees will market our respective products.

     We hold 31 current U.S. patents and 66 current foreign patents. We have filed and currently have pending a number of additional U.S. and foreign patent applications, covering certain aspects of our technology for diagnostic and therapeutic products, and the methods for their production and use. We intends to file patent applications with respect to subsequent developments and improvements when we believe such protection is in our the best interest.

     We are the exclusive licensee of certain patents and patent applications held by the University of North Carolina at Chapel Hill covering GDL technology. We hold an exclusive license under certain patent and patent applications held by the Memorial Sloan Kettering Institute covering PSMA. We are the exclusive licensee of certain U.S. patents and applications held by Dow covering Quadramet.

     We may be entitled under certain circumstances to seek extension of the terms of our patents. See "Government Regulation and Product Testing -- FDA Approval".

     We also rely upon, and intend to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. We typically enter into confidentiality agreements with our licensees and any scientific consultants, and each of our employees have entered into agreements requiring that they forbear from disclosing confidential information, and assign to us all rights in any inventions made while in our employ. We believe that our valuable proprietary information is protected to the fullest extent practicable; however, there can be no assurance that:

     - Any additional patents will be issued to the Company in any or all appropriate jurisdictions;
     - Litigation will not be commenced seeking to challenge the patent protection or such challenges will not be successful;
     - Our processes or products do not or will not infringe upon the patents of third parties; or
     - The scope of patents issued will successfully prevent third parties from developing similar and competitive products.

It is not possible to predict how any patent litigation will affect the Company's efforts to develop, manufacture or market its products.

     The technology applicable to our products is developing rapidly. A substantial number of patents have been issued to other biotechnology companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes that are competitive with ours. In addition, others may have filed patent applications and may have been issued patents to products and to technologies potentially useful to us or necessary to commercialize our products or achieve our business goals. There can be no assurance that we will be able to obtain licenses of such patents on acceptable terms. See "Competition."


GOVERNMENT REGULATION AND PRODUCT TESTING

     The development, manufacture and sale of medical products utilizing our technology are governed by a variety of statutes and regulations in the U.S. and by comparable laws and agency regulations in most foreign countries.

     The FD&C Act requires that our products be manufactured in FDA registered facilities subject to inspection. The manufacturer must be in compliance with cGMP which imposes certain procedural and documentation requirements upon us and our manufacturing partners with respect to manufacturing and quality control activities. Noncompliance with cGMP can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for drugs, withdrawal of marketing approvals and criminal prosecution. Any failure by us or our manufacturing partners to comply with the requirements of cGMP could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The medical products which we apply our technology is subject to substantial governmental regulation and may be classified as new drugs or biologics under the FD&C Act. FDA and similar health authorities in most other countries must approve or license the diagnostic and therapeutic products before they can be commercially marketed. In order to obtain FDA approval, an applicant must submit, as relevant for the particular product, proof of safety, purity, potency and efficacy. In most cases such proof entails extensive pre-clinical, clinical and laboratory studies. The studies and the preparation and prosecution of those applications by FDA is expensive and time consuming, and may take several years to complete. Difficulties or unanticipated costs may be encountered by us or our licensees in their respective efforts to secure necessary governmental approval or licenses, which could delay or preclude the Company or its licensees from marketing their products. Limited indications for use or other conditions could also be placed on any such approvals that could restrict the commercial applications of such products. With respect to patented products or technologies, delays imposed by the government approval process may materially reduce the period during which we will have the exclusive right to exploit them, because patent protection lasts only for a limited time, beginning on the date the patent is first granted in the case of U.S. patent applications filed prior to June 6, 1995, and when the patent application is first filed in the case of patent applications filed in the U.S. after June 6, 1995, and applications filed in the European Economic Community. We intend to seek to maximize the useful life of our patents under the Patent Term Restoration Act of 1984 in the U.S. and under similar laws if available in other countries.

     The majority of our diagnostic and therapeutic products will likely be classified as new drugs or biologics and will be evaluated in a series of in vitro, non-clinical and human clinical testing. Typically, clinical testing is performed in three phases to further evaluate the safety and efficacy of the drug. In Phase I, a product is tested in a small number of patients primarily for safety at one or more dosages. In Phase II, in addition to safety, the efficacy of the product against particular diseases is evaluated in a patient population generally somewhat larger than Phase I. Clinical trials of certain diagnostic and cancer therapeutic agents frequently combine Phase I and Phase II into a single Phase I/II study. In Phase III, the product is evaluated in a larger patient population sufficient to generate data to support a claim of safety and efficacy within the meaning of the FD&C Act. Permission by the FDA must be obtained before clinical testing can be initiated within the U.S. This permission is obtained by submission of an IND application which typically includes the results of in vitro and non-clinical testing and any previous human testing done elsewhere. FDA has 30 days to review the information submitted and makes a final decision whether to permit clinical testing with the drug or biologic. A similar procedure applies to medical device and diagnostic products.

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

     Once a drug or biologic is approved, we are required to maintain approval status of the products by providing certain safety and efficacy information at specified intervals. Additionally, the Company is required to meet other requirements specified by the FD&C Act including but not limited to the manufacture of products, labeling and promotional materials and the maintenance of other records and reports. Failure to comply with these requirements or the occurrence of unanticipated safety effects from the products during commercial marketing, could lead to the need for product recall, or FDA initiated action, which could delay further marketing until the products are brought into compliance. Similar laws and regulations apply in most foreign countries where these products are likely to be marketed.

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

     FOREIGN REGULATORY APPROVAL. The regulatory approval process in Europe has changed over the past few years. There are two regulatory approval processes in Europe for products developed by the Company. Beginning in 1995, the centralized procedure became mandatory for all biotechnology products. Under this regulatory scheme, the application is reviewed by two scientific project leaders referred to as the rapporteur and co-rapporteur respectively. Their roles are to prepare assessment reports of safety/efficacy and for recommending the approval for full European Union marketing.

     The second regulatory scheme, referred to as the Mutual Recognition Procedure is a process whereby a product's national registration in one member state within the European Union may be "mutually recognized" by other member states within the European Union.

     Substantial requirements, comparable in many respects to those imposed under the FD&C Act, will have to be met before commercial sale is permissible in most countries. There can be no assurance, however, as to whether or when governmental approvals (other than those already obtained) will be obtained or as to the terms or scope of those approvals.


CUSTOMERS

     In 1998, the Company received 54% of its total product related, license and contract revenues from three customers: Berlex, DuPont and Medi-Physics, a chain of radiopharmacies (see Note 7 of Notes to the Consolidated Financial Statements).


EMPLOYEES

     As of January 22, 1999, we employed 95 persons full-time, of whom 7 were engaged in research and development activities, 32 in operations and manufacturing, 21 in clinical and regulatory activities, 17 in administration and management, and 18 in marketing. We believe that we have been successful in attracting skilled and experienced employees; however, competition for such personnel is intense.

     None of the  Company's  employees  is  covered by a  collective  bargaining
agreement.   All  of  the  Company's  employees  have  executed  confidentiality agreements. We considers relation with our employees to be excellent.


IMPORTANT FACTORS REGARDING FORWARD LOOKING STATEMENTS

                            ========================
                              CAUTIONARY STATEMENT


     Certain   discussions   set  forth  above  regarding  the  development  and
commercialization of our products and technologies are forward looking statements that are subject to risks and uncertainties. The statements under this caption are intended to serve as cautionary statements within the meaning of the Private Securities Litigation Reform Act of 1995. Certain statements in this prospectus are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, listed below or discussed elsewhere in this Form 10-K report, and in other of the Company's filings with the Securities and Exchange Commission: (i) the

Company's ability to access the capital markets in the near term and in the future for continued funding of existing projects and for the pursuit of new projects; (ii) the ability to attract and retain personnel needed for business operations and strategic plans; (iii) the timing and results of clinical studies, and regulatory approvals; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the PIE Program; (v) demonstration over time of the efficacy and safety of the Company's products; (vi) the degree of competition from existing or new products; (vii) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (viii) the profitability of its products; (ix) the ability to attract, and the ultimate success of, strategic partnering arrangements, collaborations, and acquisition candidates; (x) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (xi) the success of the Company's marketing partners in obtaining marketing approvals in Canada and in European countries, in achieving milestones and achieving sales of products resulting in royalties; and (xii) the ability to protect and practice the Company's intellectual property, including patents and know-how.


ITEM 2.  PROPERTIES

     We currently lease  approximately  28,000 square feet of administrative and
manufacturing  related  space  in  two  locations  in  Princeton,   New  Jersey,
including:

     - 20,000 square feet of office space. The lease on this facility expires in 2002; and
     - 8,000 square feet of warehousing and additional manufacturing space. The lease on this space expires in 1999.

     In addition, we have the right to access space located in a facility in Princeton (previously held by the Company) for manufacture of Company products and for laboratory functions. We intend to remain in Princeton, New Jersey for the foreseeable future. We own substantially all of the equipment used in the laboratories and offices.


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their respective ages and positions with the Company as of February 1, 1999 are as follows:


           Name                Age       Title

     James A. Grigsby           56       Director; Chairman of the Board

     H. Joseph Reiser, Ph.D.    52       Director; President and Chief Executive
                                         Officer

     Donald F. Crane            48       Vice President, General Counsel and
                                         Corporate Secretary

     Jane M. Maida              43       Chief Accounting Officer, and Principal
                                         Financial Officer

     Graham S. May, M.D.        50       Vice President, Medical Affairs and
                                         Business Development

     John D. Rodwell, Ph.D.     52       Senior Vice President, Chief Scientific
                                         Officer and President, AxCell
                                         Biosciences

     Michael A. Trapani         44       Vice President, Regulatory Affairs and
                                         Quality Assurance


     All executive officers are elected annually by the Board of Directors. There is no family relationship among any of the executive officers or directors.

BUSINESS EXPERIENCE

     James A. Grigsby has been a director of the Company since May 1996 and Chairman of the Board since June 1998. Since 1994, Mr. Grigsby has been president of Cancer Care Management LLC, a consulting firm providing consulting services regarding cancer disease management issues. From 1989 to 1994, Mr. Grigsby was President of CIGNA Corporation's International Life and Employee Benefits Division, which operated in over 20 countries worldwide, and prior to that period also served as the head of CIGNA's national health care sales force. Prior to that time, since 1978, he held a number of executive positions with CIGNA Corporation. Mr. Grigsby received a B.A. degree in Mathematics from Baylor University and is a Fellow of the Society of Actuaries.

     H. Joseph Reiser, Ph.D. joined CYTOGEN in August 1998 as President and Chief Executive Officer and as a member of the Board of Directors. Most recently, Dr. Reiser was Corporate Vice President and General Manager, Pharmaceuticals, for Berlex Laboratories Inc., the U.S. subsidiary of Schering AG. During his 17 year tenure at Berlex, Dr. Reiser held positions of increasing responsibility, serving as the first President of Schering Berlin's Venture Corporation, Vice President, Technology and Industry Relations, and Vice President, Drug Development and Technology. Dr. Reiser received his Ph.D. in Physiology from Indiana University School of Medicine, where he also earned his Master and Bachelor of Science degrees.

     Donald F. Crane joined CYTOGEN in June 1997 as Vice President, General Counsel and Corporate Secretary. Most recently, Mr. Crane was Senior SEC Counsel for U.S. Surgical Corporation since 1993. Previously, Mr. Crane was Assistant Secretary and Corporate Counsel at BellSouth Corporation in Atlanta, Georgia. Mr. Crane holds a Bachelors degree in Communications from the University of Georgia and a J.D. degree from the University of Georgia School of Law.

     Jane M. Maida joined CYTOGEN in March 1997 as Chief Accounting Officer, Corporate Controller and Assistant Secretary and currently serves as Principal Financial Officer. Before joining CYTOGEN, Ms. Maida served as Chief Financial and Information Officer for Mustard Seed, Inc., a behavioral health care company, from 1995. Prior to that position, she was Chief Financial Officer of Morphogenesis, Inc., a biotechnology company focused on cellular immunology. From 1986 to 1994, Ms. Maida was Corporate Controller and Assistant Secretary for The Liposome Company, Inc., a biotechnology company. Ms. Maida holds a B.S. in Education from the University of Pennsylvania and a M.S. in Accounting from the State University of New York at Albany. She is also a Certified Public Accountant.

     Graham S. May, M.D. joined CYTOGEN in January 1997 as Vice President, Medical Affairs. In February 1998, he assumed additional responsibilities for business development. Most recently, he was a Principal in the Global Health Care Practice of Gemini Consulting Inc., an international management consultant company, from 1995 to 1996. Prior to that, Dr. May was with Pharmacia, U.S., for almost 10 years, first as Medical Director of the Hospital Products division, and finally as Executive Medical Director of Kabi Pharmacia, Inc. Dr. May has been a visiting scientist at the Clinical Trials Branch, National Heart, Lung, and Blood Institute at the National Institutes of Health. He has also worked with AKZO and Ciba-Geigy in Europe, as well as Hoechst-Roussel Pharmaceuticals in the U.S. Dr. May holds undergraduate and medical degrees from Cambridge University, England, and is a member of the Faculty of Pharmaceutical Medicine.

     John D. Rodwell, Ph.D. joined CYTOGEN in September 1981. He served as Director, Chemical Research, then as Vice President, Discovery Research from 1984 to 1989, and as Vice President, Research and Development from 1989 to July 1996, at which time he assumed his present responsibilities as Sr. Vice President and Chief Scientific Officer. Dr. Rodwell has also served as President and a director of AxCell since 1996. From 1980 to 1981, Dr. Rodwell was a Research Assistant Professor and, from 1976 to 1980, he was a postdoctoral fellow and Research Associate, both in the Department of Microbiology at the University of Pennsylvania School of Medicine, where he currently is an Adjunct Associate Professor in the Department of Microbiology. He holds a B.A. degree from the University of Massachusetts, an M.S. degree in Organic Chemistry from Lowell Technological Institute and a Ph.D. degree in Biochemistry from the University of California at Los Angeles.

      Michael A. Trapani joined CYTOGEN in January 1996 as Director, Regulatory Affairs & Quality Assurance and held that position until his promotion in March 1998 to Vice President, Regulatory Affairs & Quality Assurance. In his current position, he is responsible for regulatory and quality activities world-wide. Mr. Trapani has approximately 20 years experience in the pharmaceutical industry with the majority of his experience in the drug approval area. Most recently, he was Senior Director, Regulatory Affairs for Pharmacia Adria in Columbus, OH. Prior to that position, he held the position of Executive Director, Regulatory Affairs at Kabi Pharmacia in Piscataway, N.J. Mr. Trapani started his career with the FDA. Mr. Trapani holds a B.S. degree in Biology from Brooklyn College and an MBA degree from Seton Hall Graduate School of Business.

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


1997                                                      High        Low
----                                                      ----        ---
First Quarter..........................................   6 1/2       4 3/4
Second Quarter.........................................   6 5/16      4 11/16
Third Quarter..........................................   5 1/16      3 5/8
Fourth Quarter.........................................   4 3/4       1 7/16

1998
----
First Quarter..........................................   2 7/16      1 1/4
Second Quarter.........................................   2           5/8
Third Quarter..........................................   2 9/16      3/4
Fourth Quarter.........................................   1 7/8       11/16


         As of February 1, 1999 there were approximately 5,077 holders of record of the Common Stock.

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

         For information concerning the issuance of the shares of CYTOGEN's Series A and Series B Convertible Preferred Stock issued under Section 4(2) of the Securities Act, see Note 11 of Notes to the Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial information has been derived from the consolidated financial statements of the Company for each of the five years in the period ended December 31, 1998, which have been audited by Arthur Andersen LLP, the Company's independent public accountants. The consolidated financial summaries set forth below should be read in conjunction with the consolidated financial statements, including the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information provided elsewhere in this report.



                                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------------------
                                                      1998        1997        1996        1995       1994
                                                  --------------------------------------------------------
STATEMENTS OF OPERATIONS DATA:                        (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
   Product sales ..............................   $  8,976    $  5,252    $  1,507    $  1,377    $  1,411
   Royalties ..................................      1,664       3,282        --          --          --
   License and contract .......................      9,239       5,886       4,223       3,608       1,047
                                                  ---------   ---------   ---------   ---------   ---------
     Total revenues ...........................     19,879      14,420       5,730       4,985       2,458
                                                  ---------   ---------   ---------   ---------   ---------
Operating Expenses:
  Cost of product and contract
     manufacturing revenues (1) ...............     12,284       5,939        --          --          --
  Research and development ....................      9,967      17,913      20,539      22,594      20,321
  Acquisition of in-process technology ........       --          --          --        45,878       4,647
  Equity loss in Targon subsidiary (2) ........      1,020       9,232         288        --          --
  Selling and marketing .......................      5,103       5,492       4,143       4,493       5,536
  General and administrative ..................      7,420       6,871       5,494       4,804       3,962
                                                  ---------   ---------   ---------   ---------   ---------
     Total operating expenses .................     35,794      45,447      30,464      77,769      34,466
                                                  ---------   ---------   ---------   ---------   ---------

     Operating loss ...........................    (15,915)    (31,027)    (24,734)    (72,784)    (32,008)

Gain on sale of Targon subsidiary .............      2,833        --          --          --          --
Other income (expense) ........................        (70)        315         968         264        (798)
                                                  ---------   ---------   ---------   ---------   ---------
Net loss ......................................    (13,152)    (30,712)    (23,766)    (72,520)    (32,806)
Dividends, including deemed
   dividends on preferred stock ...............       (119)     (1,352)     (4,571)       --          --
                                                  ---------   ---------   ---------   ---------   ---------
Net loss to common stockholders ...............   $(13,271)   $(32,064)   $(28,337)   $(72,520)   $(32,806)
                                                  =========   =========   =========   =========   =========

Basic and diluted net loss per common share ...   $  (0.24)   $  (0.63)   $  (0.59)   $  (2.11)   $  (1.38)
                                                  =========   =========   =========   =========   =========

Basic and diluted weighted average
   common shares outstanding ..................     56,419      51,134      48,401      34,333      23,822
                                                  =========   =========   =========   =========   =========



                                                      1998
                                              --------------------
CONSOLIDATED BALANCE SHEET DATA:              PRO FORMA(3)  ACTUAL       1997        1996        1995       1994
--------------------------------              ------------  ------    --------------------------------------------
Cash, short term investments and
     restricted cash (2) ..................   $ 10,522    $  3,015    $  7,401    $ 24,765    $ 29,135    $  7,700
Total assets ..............................     15,620      10,900      27,555      41,543      37,149      19,690
Long-term liabilities .....................      2,223       2,223      10,171       1,855       3,275       4,310
Redeemable common stock ...................         --          --          --          --          --       2,000
Stockholders' equity ......................      5,740         443       9,983      32,927      25,276       4,368


(1) Prior to 1997, product sales were minimal and no revenues were derived from contract manufacturing, therefore, cost of product sales was immaterial and was included in research and development expenses.
(2) Restated in 1997 and 1996 to give retroactive effect to the change in accounting for its investment in Targon. See Note 1 of Notes to the Consolidated Financial Statements.
(3) Reflects the receipt of cash on the sale of common stock and sale of the Company's laboratory and manufacturing facilities, both of which occurred in January 1999. See Note 2 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      From time to time, as used herein, the term "Company" may include CYTOGEN Corporation ("CYTOGEN") and its subsidiaries AxCell Biosciences Corporation ("AxCell"), Cellcor Inc. ("Cellcor") and Targon Corporation ("Targon"), taken as a whole, where appropriate. In 1998, the Company sold its interest in Targon and closed the Cellcor subsidiary (see "Business of the Company").

RESULTS OF OPERATIONS

      BACKGROUND.  To date, the Company's  revenues have resulted primarily from
(i) sales and royalties from ProstaScint, Quadramet and OncoScint CR/OV, (ii) payments received from contract manufacturing and research services pursuant to agreements, (iii) fees generated from the licensing of its technology and marketing rights to its products, (iv) milestone payments received when events stipulated in the collaborative agreements with third parties have been achieved and (v) through September 1998, the cost recovery related to the treatment of patients receiving autolymphocyte therapy ("ALT") for metastatic renal cell carcinoma ("mRCC") under a Treatment Investigational New Drug program and compassionate protocol which permits patients who do not qualify for or have completed treatment under an ongoing study approved by the FDA to receive treatment.

      In October 1998, CYTOGEN entered into an exclusive license and marketing agreement ("Berlex Agreement") with Berlex for the manufacture and sale of its third FDA approved product, Quadramet, a treatment for bone pain arising from cancers which have spread to the skeleton and that can be visualized on standard bone scans. CYTOGEN and Berlex, in November 1998, jointly finalized a long-term supply agreement with DuPont, the current contract manufacturer of Quadramet. Under the terms of the Berlex Agreement, CYTOGEN received an $8 million up-front payment of which $7.1 million was recorded as revenue with the balance recorded as proceeds from the common stock warrant issued to Berlex. At the same time, CYTOGEN charged to its cost of product and contract manufacturing revenues $4 million of expense payable to DuPont for securing a long-term manufacturing commitment. Berlex will pay CYTOGEN royalties on net sales of Quadramet, as well as milestone payments based on achievement of certain sales levels. Quadramet is expected to be relaunched by Berlex in the first quarter of 1999. See Notes 4 and 5 of Notes to the Consolidated Financial Statements.

      From June 1997  through  June 1998,  Quadramet  was marketed in the United
States by DuPont. Under this arrangement, CYTOGEN recorded royalty revenues based on contractual minimum royalty payments, which were greater than actual sales. On June 3, 1998, pursuant to an agreement (the "Termination Agreement") between CYTOGEN and DuPont, CYTOGEN reclaimed marketing rights to Quadramet and the minimum royalty arrangement was terminated. All terms of the Termination Agreement have been met. As a result, near-term royalty revenues were adversely affected and Quadramet revenues were based on actual sales for the remainder of 1998.

      In 1998, CYTOGEN implemented a restructuring plan which included operating expense reductions through the closure of the Cellcor subsidiary and a corporate downsizing. As a result, significant aspects of the Company's operations were scaled back or eliminated to increase the Company's focus on marketing of its products: Quadramet, ProstaScint and OncoScint CR/OV. In conjunction with this restructuring plan, CYTOGEN recorded a charge of approximately $1.9 million in 1998 to its general and administrative expenses for severances, other closure related expenses and costs to implement a corporate turnaround plan.

      Also in 1998, CYTOGEN completed the sale of its remaining 49.875% interest in Targon to Elan for $2.0 million As a result, the Company recognized a non-operating gain of approximately $2.8 million in the third quarter of 1998. All previous notes among CYTOGEN, Targon and Elan were canceled. In August 1998, CYTOGEN received $2.0 million from Elan in exchange for a convertible promissory note. See Notes 3 and 9 of Notes to the Consolidated Financial Statements.

      In December 1998 and January 1999, the Company sold $4.5 million of common stock to its two largest stockholders, a subsidiary of The Hillman Company and The State of Wisconsin Investment Board. In January 1999, the Company exercised a put right granted to the Company by an institutional investor to sell CYTOGEN common stock for $500,000. See Note 10 of Notes to the Consolidated Financial Statements.

      Also, in January 1999, CYTOGEN sold certain of its laboratory and manufacturing facilities to Bard BioPharma L.P., a subsidiary of Purdue Pharma L.P. ("Bard BioPharma") for $3.9 million. CYTOGEN also signed a three-year agreement under which two of CYTOGEN's products, ProstaScint and OncoScint CR/OV would continue to be manufactured at its former research and development facility. Employees involved in manufacturing will remain CYTOGEN employees, but Bard BioPharma will absorb their labor costs except for time spent on manufacturing CYTOGEN products. The Company believes that the cost of products will decrease under this new arrangement. As a result of the sale of facilities, the Company will record a gain of approximately $3.3 million in the first quarter of 1999.

      REVENUES. Total revenues were $19.9 million in 1998, $14.4 million in 1997 and $5.7 million in 1996. Product related revenues, including product sales and royalty revenues, accounted for 54%, 59% and 26% of revenues in 1998, 1997 and 1996, respectively. The growth in 1998 and 1997 was due to the launch and revenues generated from ProstaScint and Quadramet. License and contract revenues accounted for the remainder of revenues.

      Product related revenues were $10.6 million, $8.5 million and $1.5 million in 1998, 1997 and 1996, respectively. ProstaScint accounted for 60%, 48% and 4% of the revenues in 1998, 1997 and 1996, respectively, while Quadramet royalties and sales accounted for 31% and 38% of revenues in 1998 and 1997, respectively. Sales from ProstaScint were $6.4 million, $4.1 million and $55,000 in 1998, 1997 and 1996, respectively while royalties and sales from Quadramet were $3.3 million for each year, 1998 and 1997. From the time of product launch in the second quarter of 1997 through June 3, 1998, CYTOGEN recorded royalty revenues for Quadramet based on minimum contractual payments, which were in excess of actual sales. Subsequent to June 3, 1998, the minimum royalty arrangement was discontinued and CYTOGEN recorded product revenues from Quadramet based on actual sales. During the interim period until the re-launch of Quadramet by Berlex in the first quarter of 1999, the Company does not expect Quadramet sales to be significant. Although CYTOGEN believes that Berlex is an advantageous marketing partner, there can be no assurance that Quadramet will, following the re-launch of the product, achieve market acceptance on a timely basis or sufficiently to result in significant revenues for CYTOGEN. With respect to ProstaScint, no significant history of revenues exists, therefore the Company's future product revenues will be also dependent upon the market place acceptance of that product.

      Other revenues, including sales from OncoScint CR/OV and ALT treatments, were $923,000, $1.2 million and $1.5 million in 1998, 1997 and 1996, respectively. Sales from OncoScint CR/OV were $872,000, $950,000 and $1.3 million in 1998, 1997 and 1996, respectively. Revenues from ALT treatments for mRCC were $52,000 in 1998, $245,000 in 1997 and $178,000 in 1996. Due to the
discontinuance of the program in September 1998, the Company will receive no additional revenues from ALT treatments.

      License and contract revenues for 1998, 1997 and 1996 were $9.2 million, $5.9 million and $4.2 million, respectively, and included up-front and milestone payments, contract manufacturing and research revenues. License and contract revenues have fluctuated in the past and may fluctuate in the future. Revenues from up-front and milestone payments were $7.2 million, $2.1 million and $845,000 in 1998, 1997 and 1996, respectively. In 1998, the payments consisted primarily of $7.1 million up-front payment from Berlex for the marketing and manufacturing rights of Quadramet. In 1997, CYTOGEN received a $2.0 million milestone payment from DuPont upon FDA approval of Quadramet. In 1996, the payments were derived primarily from C.R. Bard ("BARD") and CIS biointernational ("CISbio"), the Company's marketing partners.

       Revenues from contract manufacturing and research revenues were $2.0 million, $3.8 million and $3.4 million in 1998, 1997 and 1996, respectively. The 1998 revenues included $1.7 million in contract manufacturing from eleven customers. The Company is phasing out contract manufacturing services, concurrent with the sale of the manufacturing facility, and expects to receive no further revenues from this service after 1999. The 1997 revenues included $1.5 million from DuPont for the continued clinical development of Quadramet (see Note 5 of Notes to the Consolidated Financial Statements), $924,000 from Elan for a combined research program between CYTOGEN and Elan to collaboratively develop orally administered products (see Note 7 of Notes to the Consolidated Financial Statements), and $984,000 from eleven contract manufacturing customers. The 1996 revenues included $1.5 million from DuPont, $1.3 million from Elan, and $405,000 from three customers for contract manufacturing services.

      OPERATING EXPENSES. Total operating expenses were $35.8 million in 1998, $45.4 million in 1997 and $30.5 million in 1996. The 1998 decrease from 1997 was due to the Company's continued efforts to control spending including the closure of Cellcor subsidiary, corporate downsizing, and the termination of product development efforts through Targon. The 1998 operating expenses included $1.4 million of restructuring costs associated with the closure of Cellcor subsidiary and corporate downsizing, $539,000 in costs related to the implementation of the Company's turnaround plan, $4.0 million for a Quadramet manufacturing commitment and $995,000 for manufacturing and distribution of Quadramet. The 1997 operating expenses included a one-time license fee of $7.5 million for the acquisition of Morphelan and a milestone payment of $4.0 million to Dow upon FDA clearance of Quadramet. The operating expenses in 1998 and 1997 were higher than 1996 due to the one-time charges, cost of sales attributable to increased revenues, product development efforts by Targon and AxCell, two new strategic business units established during the second half of 1996, higher administrative costs and increased selling and marketing efforts to promote ProstaScint and to establish and maintain PIE Sites.

     Costs of product and contract manufacturing revenues were $12.3 million and $5.9 million in 1998 and 1997, respectively. The 1998 increase over the prior year was due to a one-time charge of $4.0 million for a Quadramet manufacturing commitment (see Note 5 of Notes to the Consolidated Financial Statements), $995,000 for the manufacturing and distribution of Quadramet and increased manufacturing costs associated with increased revenues. Prior to 1997, product sales were minimal and no revenues were derived from contract manufacturing; therefore, costs of products were immaterial and have been included in research and development expenses.

      Research and development expenses were $10.0 million in 1998, $17.9 million in 1997 and $20.5 million in 1996. These expenses principally reflect product development efforts and support for various ongoing clinical trials. The 1998 decrease from 1997 was due to a $4.0 million milestone payment to Dow in 1997 for FDA clearance of Quadramet. The 1998 expenses were further reduced, compared to 1997 and 1996, due to reductions in the Company's product development efforts including the closure of Cellcor and termination of the Genetic Diversified Library program. Pursuant to the Company's restructuring, research and development expenses have been curtailed significantly.

      Equity loss in Targon subsidiary were $1.0 million, $9.2 million and $288,000 in 1998, 1997 and 1996, respectively. The Company did not recognize Targon's losses after March 1998 based on the completion of the sale of Targon. The 1997 expenses included a $7.5 million one-time product acquisition fee and various product development and clinical support programs.

      Selling and marketing expenses were $5.1 million in 1998, $5.5 million in 1997 and $4.1 million in 1996. The 1998 expenses reflected the marketing efforts to increase ProstaScint sales and expenses to establish and maintain PIE Sites. The 1997 increase over 1998 and 1996 is primarily attributable to expenses associated with the launch of ProstaScint, including expenses to establish the PIE Program.

      General and administrative expenses were $7.4 million in 1998, $6.9 million in 1997 and $5.5 million in 1996. The increase over prior years is attributable to $1.4 million of restructuring costs associated with the closure of Cellcor and work force reduction, $539,000 of expenses related to the implementation of a corporate turnaround plan and $408,000 of financing related expenses.

      GAIN ON SALE OF TARGON SUBSIDIARY was $2.8 million in 1998 as a result of the sale of CYTOGEN's ownership interest in Targon to Elan (see Note 3 of Notes to the Consolidated Financial Statements).

      INTEREST INCOME/EXPENSE. Interest income for 1998, 1997 and 1996 was $582,000, $606,000 and $1.4 million, respectively. The decrease from the prior years is due to lower cash and short term investment balances during the year. The decrease is partially offset by interest income realized beginning July 1997 from the $10.0 million note due to CYTOGEN from Targon, which was canceled as a result of the sale of Targon to Elan (see Note 3 of Notes to the Consolidated Financial Statements).

      Interest  expense was  $652,000 in 1998,  $291,000 in 1997 and $451,000 in
1996. In addition to the imputed interest on liabilities associated with CYTOGEN's termination agreements with Knoll Pharmaceuticals Company ("Knoll") and Chiron B.V. ("Chiron"), beginning in July 1997, the Company recorded interest expense in connection to the $10.0 million note due to Elan which was canceled as a result of the sale of Targon to Elan in August 1998.

      NET LOSS. Net loss to common stockholders was $13.3 million, $32.1 million and $28.3 million in 1998, 1997 and 1996, respectively. Net loss per common share was $0.24, $0.63 and $0.59 in 1998, 1997 and 1996, respectively, based on
56.4 million, 51.1 million and 48.4 million average common shares outstanding in each year, respectively. The 1997 net loss was increased by $1.4 million of deemed and accrued dividends on the Series B Preferred Stock. The 1996 net loss was increased by $4.6 million of deemed dividend on the Series A Preferred Stock (see Note 11 of Notes to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents were $3.0 million as of December 31, 1998, compared to $7.4 million as of December 31, 1997 and $24.8 million as of December 31, 1996. Subsequent to December 31, 1998, the Company received $4.5 million from the sale of its common stock and $3.9 million from the sale of the manufacturing and laboratory facilities. As a result, the pro forma cash and cash equivalents were $10.5 million. The cash used for operating activities in 1998 was $8.2 million compared to $22.4 million in the same period of 1997. The decrease in cash used for operating activities from 1997 was primarily due to increased receipts from revenues generated by sales and royalties from Quadramet and ProstaScint, lower research and development expenses associated with Cellcor and Targon and the 1997 one-time payments including the $7.5 million license fee for Morphelan by Targon and the $4.0 million milestone payment for Dow.

      Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under its license agreements and interest earned on its cash and short term investments.

      In August 1998, CYTOGEN received $4.0 million from Elan consisting of $2.0 million for the sale of CYTOGEN's remaining interest in Targon and $2.0 million in exchange for a convertible promissory note. The note is convertible into CYTOGEN common shares at $2.80 per share, subject to adjustments, and matures in seven years. The note bears annual interest of 7%, compounded semi-annually; however, such interest is not payable in cash but will be added to the principal for the first 24 months; thereafter, interest is payable in cash (see Note 9 of Notes to the Consolidated Financial Statements).

      In October 1998, the Company entered into a $750,000 term loan agreement with The CIT Group/Credit Finance Inc., using the Company's tangible assets as collateral. The note was repaid in January 1999.

      In October 1998, the Company entered into an agreement with Kingsbridge Capital Ltd. ("Kingsbridge") for a $12 million common stock equity line. Pursuant to the Equity Line Agreement, the Company, subject to the satisfaction of certain conditions was granted the right to issue and sell to Kingsbridge, and Kingsbridge would be obligated to purchase up to $12 million of CYTOGEN common stock from time to time (collectively, the "Put Rights") over a two year period at a purchase price per share equal to 85% of the average of lowest trading prices of CYTOGEN common stock during five designated trading days as determined under the Equity Line Agreement. The Company can exercise the Put Rights every 20 trading days in the amounts ranging from $150,000 to $1 million, subject to the satisfaction of minimum trading volumes and market price of CYTOGEN common stock and registration of the shares of common stock under the Securities Act of 1933, as amended. The Company is required to exercise the Put Rights with respect to a minimum of $3 million over the life of the Equity Line Agreement. In addition, the Company granted to Kingsbridge a warrant to purchase up to 200,000 shares of CYTOGEN common stock at an exercise price of $1.016 per share through April 2002. In January 1999, the Company exercised a Put Right for the sale of 475,342 shares of common stock at an aggregate price of $500,000 or $1.0519 per share.

      In December 1998 and January 1999, CYTOGEN sold 6,000,000 shares directly to the Company's two largest investors, a subsidiary of The Hillman Company and The State of Wisconsin Investment Board at $0.75 per share for a total of $4.5 million. The shares were sold under a registration statement.

      In January 1999, the Company sold its manufacturing and laboratory facilities for $3.9 million. A portion of the proceeds of sale were used to repay the outstanding principal balance of the $750,000 term loan agreement entered with the CIT Group/Credit Finance, Inc., in October 1998.

      Quadramet. In October 1998 CYTOGEN announced an exclusive license agreement with Berlex for the manufacture and sale of Quadramet. Under the terms of the Berlex Agreement, CYTOGEN received an $8 million up front payment. CYTOGEN recorded a $4 million charge for securing a long-term manufacturing commitment with DuPont, of which $3 million was paid in 1998 and $1 million will be paid in March of 1999. Berlex will pay CYTOGEN royalties on net sales of Quadramet, as well as milestone payments based on achievement of certain sales levels (see Note 4 of Notes to the Consolidated Financial Statements). In connection with the Berlex Agreement, CYTOGEN granted Berlex a warrant to purchase 1,000,000 shares of CYTOGEN common stock at an exercise price of $1.002 per share through October 2003, which is exercisable after the earlier of one year or the achievement of defined sales levels.

      CYTOGEN acquired an exclusive license to Quadramet in the U.S., Canada, Latin America, Europe and Japan from Dow. The agreement requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. Minimum royalties due Dow are $500,000 in 1999, $750,000 in 2000 and 2001 and $1.0 million per year for the following 11 years. During 1998 and 1997 the Company recorded $500,000 and $375,000, respectively, in royalty expenses for Quadramet.

       ProstaScint. ProstaScint was launched in February 1997. Significant cash will be required to support the Company's marketing program and expansion and maintenance of the PIE program.

      In 1996, CYTOGEN entered into an agreement with BARD (the "Co-Promotion Agreement") to market and promote ProstaScint, pursuant to which BARD will make payments upon the occurrence of certain milestones, which include expansion of co-marketing rights in selected countries outside the U.S. During the term of the Co-Promotion Agreement, BARD will receive performance-based compensation for its services. In 1998 and 1997, the Company recorded $1 million and $586,000, respectively, for BARD commissions.

      OncoScint CR/OV. To date, sales of OncoScint CR/OV have not been material. In 1994, the Company reacquired all U.S. marketing rights to OncoScint from Knoll Pharmaceuticals Company ("Knoll") and in 1998 paid the balance of its obligation to Knoll of $1.8 million.

      The Company's capital and operating requirements may change depending upon various factors, including: (i) the success of the Company and its strategic partners in manufacturing, marketing and commercialization of its other products; (ii) the amount of resources which the Company devotes to clinical evaluations and the expansion of marketing and sales capabilities; (iii) results of clinical trials and research and development activities; and (iv) competitive and technological developments.

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

      The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further expand its marketing and sales. The Company expects that its existing capital resources as of December 31, 1998, together with decreased operating costs, the $4.5 million received from the sale of common stock, and the $3.9 million received from the sale of the manufacturing and laboratory facilities but exclusive of the Equity Line Agreement, will be adequate to fund the Company's operations into the year 2000. Management believes the addition of the Equity Line Agreement, will provide the Company with additional cash flow to sustain operations well into year 2000. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, the costs associated with the acquisition of complementary products and technologies, progress in its product development efforts, the magnitude and scope of such efforts, progress with clinical trials, progress with regulatory affairs activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of its products. To the extent that the currently available funds and revenues including the Equity Line Agreement, the $4.5 million received from the sale of common stock and the $3.9 million received from the sale of facilities are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives are available. There can be no assurance that the financing commitments described above or other financial alternatives will be available when needed or at terms commercially acceptable to the Company. If adequate funds are not available, the Company may be required to delay, further scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

YEAR 2000 COMPLIANCE

      The "Year 2000 problem" describes the concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as 1900 and malfunction on January 1, 2000.

      CYTOGEN's Internal Systems. The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Company's business, including clinical, purchasing, inventory management, sales, shipping, and financial reporting, as well as in various administrative functions. The Company has completed its evaluation of the Program and Systems to identify any potential year 2000 compliance problem. Based on present information, the Company believes that it will be able to achieve year 2000 compliance through a combination of modifications or replacement of existing Programs and Systems. The majority of the Company's internal systems have been replaced with fully compliant systems. The remaining systems are expected to be compliant by April 30, 1999 at a cost of $10,000. However, there can be no assurance that the required expenditures will not exceed that amount.

      Readiness of Third Parties. The Company is also working with its processing banks, network providers and manufacturing partners to ensure their systems are year 2000 compliant. All these costs will be borne by the processors, network and software companies and manufacturing partners. Currently, the Company's processing banks and manufacturing partners are in the process of completing their year 2000 compliance programs. If the manufacturing partners systems fail on January 1, 2000 the Company's revenues may be adversely impacted. In the event that some or all of the processing banks are unable to be year 2000 compliant, the Company will switch merchant accounts to those that are compliant.

      Risks Associated with the Year 2000. The Company is not aware, at this time, of any Year 2000 non-compliance that will not be fixed by the Year 2000. However, some risks that the Company faces include: the failure of internal information systems, defects in its work environment, a slow down in its customers' ability to make payments, and the availability of products for sale.

     Contingency Plans. The Company is in the process of developing contingency plans to address a worst case year 2000 scenario. This contingency plan is expected to be completed by August 31, 1999.

Recently Enacted Accounting Pronouncements

     There have been no recently enacted accounting pronouncements which the Company believes would have an effect on the Company's financial position or results of operations.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The Company does not have exposure to market risks associated with changes in interest rates as it has no variable interest rate debt outstanding. The Company does not believe it has any other material exposure to market risks associated with interest rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to Item 8 is submitted as a separate section of this Form 10-K


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

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

       (3) Exhibits --

     Exhibit No.
     -----------
     1.1       -             Rights  Agreement,  dated as of June 19,
                             1998, between CYTOGEN  Corporation and Chase Mellon
                             Shareholder Services,  L.L.C., as Rights Agent. The
                             Rights Agreement included the Form of Certificate of Designations of Series C Junior Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C.
                             Filed as an exhibit to Form 8-K dated June 17, 1998
                             (Commission File No. 333-020015) and incorporated herein by reference.

     1.2       -              Amended and  Restated  Rights  Agreement,
                             dated as of October 19, 1998 between CYTOGEN Corporation and Chase Mellon Shareholder Services, L.L.C., as Rights Agent. The Amended and Restated Rights Agreement includes the Form of Certificate of Designations of Series C Junior Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights as Exhibit C. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1998 (Commission File No. 333-02015) and incorporated herein by reference.

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

     10.1      -             Form of  Registration  Rights  Agreement for
                             Common  Stock  between   CYTOGEN   Corporation  and
                             certain persons listed on Schedule A thereto. Filed
                             as an  exhibit to Form S-4  Registration  Statement
                             (No.   33-62617)   and   incorporated   herein   by
                             reference.

     10.2.1    -             Lease  Agreement,  dated  as of March  16,
                             1987, by and between Peregrine  Investment Partners
                             I, as lessor, and CYTOGEN  Corporation,  as lessee.
                             Filed as an exhibit to Form 10-K Annual Report for Year Ended January 2, 1988 (Commission File No.
                             0-14879) and incorporated herein by reference.

     10.2.2    -             Amendment, dated as of October 16, 1987, to Lease
                             Agreement between Peregrine Investment Partners I and CYTOGEN Corporation. Filed as an exhibit to Form S-8 Registration Statement (No. 33-30595) and incorporated herein by reference.

     10.3      -             1989   Employee   Stock  Option  Plan.
                             Filed as an  exhibit  to Form S-8  Registration
                             Statement (No. 33-30595) and incorporated herein by reference.#

     10.4.1    -             1988 Stock Option Plan for Non-Employee  Directors.
                             Filed as an  exhibit  to Form S-8  Registration
                             Statement (No. 33-30595) and incorporated herein by reference.#

     10.4.2    -             Amendment to the CYTOGEN  Corporation 1988
                             Stock Option Plan for Non-Employee  Directors dated
                             May 22,  1996.  Filed as an  exhibit  to Form  10-Q
                             Quarterly Report for the quarter ended June 30, 1996 (Commission File No. 0-14879) and incorporated herein by reference.#

     10.5      -             Standard Form of Indemnification Agreement  entered
                             into between CYTOGEN Corporation and its officers, directors, and consultants. Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement
                             (No.33-31280)and incorporated herein by reference.#

     10.6      -             1989   Stock   Option    Policy   for   Outside
                             Consultants.  Filed as an exhibit to Amendment No.
                             1 to Form S-1 Registration Statement (No. 33-31280) and incorporated herein by reference.#

     10.7.1    -             License  Agreement dated as of March 31,
                             1993  between  CYTOGEN   Corporation  and  The  Dow
                             Chemical  Company.  Filed  as an  exhibit  to  Form
                             10-Q/A-1 Amendment to Quarterly Report for the quarter ended July 3, 1993 (Commission File No.
                             0-14879) and incorporated herein by reference.*

     10.7.2    -             Amendment of the License Agreement between
                             CYTOGEN Corporation and The Dow Chemical Company dated September 5, 1995. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended
                             March 31, 1996 (Commission File No. 0-14879) and incorporated herein by reference.*

     10.7.3    -             Second Amendment to the License  Agreement
                             between  CYTOGEN  Corporation  and The Dow Chemical
                             Company dated May 20, 1996. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended June 30, 1996 (Commission File No.
                             0-14879) and incorporated herein by reference.*

     10.8      -             1992  CYTOGEN  Corporation  Employee  Stock
                             Option Plan II, as amended. Filed as an exhibit to Form S-4 Registration Statement (No. 33-88612) and incorporated herein by reference.#

     10.9      -             License  Agreement,  dated  March 10,  1993,
                             between  CYTOGEN  Corporation and The University of
                             North Carolina at Chapel Hill, as amended. Filed as
                             an exhibit to Form 10-K Annual  Report for the year
                             ended  December  31,  1994   (Commission  File  No.
                             0-14879) and incorporated herein by reference.*

     10.10     -             Option and License Agreement, dated July 1,
                             1993,     between    CYTOGEN     Corporation    and
                             Sloan-Kettering   Institute  for  Cancer  Research.
                             Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1994 (Commission File
                             No. 0-14879) and incorporated herein by reference.*

     10.11.1   -             CYTOGEN  Corporation  1995  Stock  Option
                             Plan.  Filed  as an  exhibit  to Form  10-K  Annual
                             Report  for  the  year  ended   December  31,  1995
                             (Commission File No.
                             0-14879) and incorporated herein by reference.

     10.11.2   -             Amendment   No.  1  to  the   CYTOGEN
                             Corporation  1995 Stock  Option  Plan dated May 22,
                             1996.  Filed as an exhibit  to Form 10-Q  Quarterly
                             Report  for  the   quarter   ended  June  30,  1996
                             (Commission File No. 0-14879) and incorporated herein by reference.#

     10.12     -             Horosziewicz  - CYTOGEN  Agreement,  dated
                             April 20, 1989,  between  CYTOGEN  Corporation  and
                             Julius S.  Horosziewicz,  M.D.,  DMSe.  Filed as an
                             exhibit  to Form 10-K  Annual  Report  for the year
                             ended  December  31,  1995   (Commission  File  No.
                             0-14879) and incorporated herein by reference.*

     10.13     -             Marketing and Co-Promotion Agreement between
                             CYTOGEN Corporation and C.R. Bard, Inc. effective
                             August 1, 1996.  Filed as an exhibit to Form 10-Q
                             Quarterly Report for the quarter ended September
                             30, 1996 (Commission File No. 0-14879) and incorporated herein by reference.*

     10.14     -             Severance  Agreement  effective as of March
                             26, 1996 between  CYTOGEN  Corporation  and John D.
                             Rodwell,  Ph.D.  Files as an  exhibit  to Form 10-K
                             Annual Report for the year ended  December 31, 1996
                             (Commission File No. 0-14879) and incorporated herein by reference.#

     10.15     -             CYTOGEN  Corporation Employee Stock Purchase Plan.
                             Filed as an exhibit to Form S-8 Registration
                             Statement (No. 333-27673) and incorporated herein by reference.#

     10.16     -             License   Agreement   between  Targon
                             Corporation  and Elan  Corporation,  plc dated July
                             21, 1997. Filed as an exhibit to Form 10Q Quarterly
                             Report  for  the   quarter   ended  June  30,  1997
                             (Commission File No. 0-14879) and incorporated herein by reference.*

     10.17     -             Employment  Agreement  effective as of
                             December 23, 1996 between  CYTOGEN  Corporation and
                             Dr.  Graham S.  May.  Filed as an  exhibit  to Form
                             10-K/A-1  Amendment  to Annual  Report for the Year
                             Ended  December  31,  1997   (Commission  File  No.
                             333-02015) and incorporated herein by reference.#

     10.18     -             Convertible Promissory Note dated as of
                             August 12, 1998  between  CYTOGEN  Corporation  and
                             Elan International Services, Ltd. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1998 (Commission File No.
                             333-02015) and incorporated herein by reference.

     10.19     -             Employment  agreement  effective as of August 20,
                             1998 between CYTOGEN Corporation and H. Joseph
                             Reiser.  Filed as an exhibit to Form 10-Q Quarterly
                             Report for the quarter ended September 30, 1998
                             (Commission File No. 333-02015) and incorporated herein by reference.#

     10.20     -             Private  Equity Line  Agreement  by and
                             between  Kingsbridge  Capital  Limited  and CYTOGEN
                             Corporation dated as of October 23, 1998. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1998 (Commission File
                             No. 333-02015)and incorporated herein by reference.

     10.21     -             License Agreement by and between Berlex
                             Laboratories, Inc. and CYTOGEN Corporation dated as of October 28, 1998. Filed as an exhibit to Form
                             10-Q/A-1 Amendment to Quarterly Report for the quarter ended September 30, 1998 (Commission File
                             No. 333-02015)and incorporated herein by reference.

     10.22     -             Manufacturing Space Agreement between Bard
                             BioPharma L.P. and CYTOGEN Corporation dated as of January 7, 1999. Filed as an exhibit to Form
                             S-1/A-1 Amendment to Registration Statement
                             (Commission File No. 333-67947)and incorporated herein by reference.

     10.23     -             Employment  Agreement  effective as of
                             June 10, 1997 between CYTOGEN Corporation and
                             Donald F. Crane, Jr. Filed herewith.#

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

         None.

     (c) Exhibits:

           The Exhibits filed with this Form 10-K are listed above in response to Item 14(a)(3).

         (d)  Financial Statement Schedules:

           None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of February 1999.

                                       CYTOGEN CORPORATION



                                       By: /s/ H. Joseph Reiser
                                           ---------------------
                                           H. Joseph Reiser
                                           President and Chief Executive Officer

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



              Signature                                    Title                              Date
              ---------                                    -----                              ----

    /s/ H. Joseph Reiser                    Chief Executive Officer and President      February 19, 1999
    -------------------------------         (Principal Executive Officer), and
        H. Joseph Reiser                    Director

    /s/ Jane M. Maida                       Chief Accounting Officer (Principal        February 19, 1999
    -------------------------------         Accounting Officer)
        Jane M. Maida

    /s/ John E. Bagalay, Jr.                Director                                   February 19, 1999
    ------------------------------
        John E. Bagalay, Jr.

    /s/ Ronald J. Brenner                   Director                                   February 19, 1999
    ------------------------------
        Ronald J. Brenner

        Stephen K. Carter                   Director                                   February 19, 1999
    -------------------------------
        Stephen K. Carter

    /s/ James A. Grigsby                    Director and Chairman of the Board         February 19, 1999
    ------------------------------
        James A. Grigsby

    /s/ Robert F. Hendrickson               Director                                   February 19, 1999
    ---------------------------
        Robert F. Hendrickson


                           Annual Report on Form 10-K

                          Year Ended December 31, 1998

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

                 Form 10-K Item 14(a)(1) and (2) and Item 14(d)

                      CYTOGEN CORPORATION AND SUBSIDIARIES


(1)      Consolidated Financial Statements
         ---------------------------------

         The following consolidated financial statements of CYTOGEN Corporation and Subsidiaries together with the related notes and report of Arthur Andersen LLP, independent public accountants, are included in Item 8:


                                                                                               Page in
                                                                                              Form 10-K
                                                                                              ---------

Report of Independent Public Accountants......................................................    42

Consolidated Balance Sheets as of December 31, 1998 and 1997 .................................    43

Consolidated Statements of Operations--Years Ended December 31, 1998, 1997
     and 1996.................................................................................    44

Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1998,
     1997 and 1996............................................................................    45

Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1997
     and 1996.................................................................................    46

Notes to Consolidated Financial Statements....................................................    47


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To CYTOGEN CORPORATION:


   We have audited the accompanying consolidated balance sheets of CYTOGEN Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CYTOGEN Corporation and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP

Philadelphia, PA
   January 29, 1999

                                       CYTOGEN CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                   (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  DECEMBER 31, 1998
                                                                               -----------------------
                                                                                            PRO FORMA    DECEMBER 31,
                                                                                 ACTUAL      (NOTE 2)        1997
                                                                               ----------  -----------  -------------
ASSETS:                                                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents ..............................................  $   3,015    $  10,522     $   7,401
     Receivable on common stock sold ........................................      2,500         --             --
     Accounts receivable, net ...............................................      1,362        1,362         4,064
     Inventories ............................................................        250          250           443
     Other current assets ...................................................        330          330           258
                                                                               ----------   ----------    ----------

         Total current assets ...............................................      7,457       12,464        12,166

Property and Equipment, net .................................................      2,625        2,338         3,912
Investment in Targon Subsidiary .............................................        --          --          10,343
Other Assets ................................................................        818          818         1,134
                                                                               ----------   ----------    ----------


                                                                               $  10,900    $  15,620     $  27,555
                                                                               ==========   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
     Current portion of long-term liabilities ...............................  $     848    $     121     $   1,739
     Accounts payable and accrued liabilities ...............................      7,386        7,536         5,662
                                                                               ----------   ----------    ----------

         Total current liabilities ..........................................      8,234        7,657         7,401
                                                                               ----------   ----------    ----------

Long-Term Liabilities .......................................................      2,223        2,223        10,171
                                                                               ----------   ----------    ----------

Commitments and Contingencies (Notes 6 and 16)

Stockholders' Equity:
     Preferred stock,  $.01 par value, 5,400,000 shares authorized-
         Series A Convertible and Exchangeable Preferred Stock, $.01 par
           value, 1,000 shares authorized, zero and 1,000 shares issued and
           outstanding in 1998 and 1997, respectively .......................        --          --            --
         Series B Convertible Preferred Stock, $.01 par value, 750 shares authorized, zero and 750 shares issued and outstanding in 1998
           and 1997, respectively ...........................................        --          --            --
         Series C Junior Participating  Preferred Stock, $.01 par value,
           200,000 shares authorized, none issued and outstanding ...........        --          --            --
     Common stock, $.01 par value, 89,600,000 shares authorized,
           61,950,000, 64,616,000 and 51,170,000 shares issued and
           outstanding in 1998, 1998 pro forma and 1997, respectively .......        619          646           512
     Additional paid-in capital .............................................    301,836      303,809       298,212
     Accumulated deficit ....................................................   (302,012)    (298,715)     (288,741)
                                                                               ----------   ----------    ----------
         Total stockholders' equity .........................................        443        5,740         9,983
                                                                               ----------   ----------    ----------
                                                                               $  10,900    $  15,620     $  27,555
                                                                               ==========   ==========    ==========


                             The  accompanying  notes  are an  integral  part of these statements.


                                       CYTOGEN CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                (ALL AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)




                                                                            YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------

                                                                         1998        1997        1996
                                                                      ---------   ---------   ---------
REVENUES:
   Product related:
         ProstaScint ..............................................   $  6,378    $  4,057    $     55
         Quadramet ................................................      1,675        --          --
         Others ...................................................        923       1,195       1,452
                                                                      ---------   ---------   ---------
                  Total product sales .............................      8,976       5,252       1,507

         Quadramet royalties ......................................      1,664       3,282        --
                                                                      ---------   ---------   ---------
                  Total product related ...........................     10,640       8,534       1,507

  License and contract ............................................      9,239       5,886       4,223
                                                                      ---------   ---------   ---------

         Total revenues ...........................................     19,879      14,420       5,730
                                                                      ---------   ---------   ---------
OPERATING EXPENSES:
     Cost of product and contract manufacturing revenues ..........     12,284       5,939        --
     Research and development .....................................      9,967      17,913      20,539
     Equity loss in Targon subsidiary .............................      1,020       9,232         288
     Selling and marketing ........................................      5,103       5,492       4,143
     General and administrative ...................................      7,420       6,871       5,494
                                                                      ---------   ---------   ---------

         Total operating expenses .................................     35,794      45,447      30,464
                                                                      ---------   ---------   ---------

         Operating loss ...........................................    (15,915)    (31,027)    (24,734)

Gain on sale of Targon subsidiary .................................      2,833        --          --
Interest income ...................................................        582         606       1,419
Interest expense ..................................................       (652)       (291)       (451)
                                                                      ---------   ---------   ---------

Net loss ..........................................................    (13,152)    (30,712)    (23,766)
Dividends, including deemed dividends on preferred stock ..........       (119)     (1,352)     (4,571)
                                                                      ---------   ---------   ---------

Net loss to common stockholders ...................................   $(13,271)   $(32,064)   $(28,337)
                                                                      =========   =========   =========

Basic and diluted net loss per common share .......................   $  (0.24)   $  (0.63)   $  (0.59)
                                                                      =========   =========   =========

Basic and diluted weighted average common shares outstanding ......     56,419      51,134      48,401
                                                                      =========   =========   =========


                    The  accompanying  notes are an integral  part of these statements.


                                       CYTOGEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                             UNREALIZED
                                                                                             GAIN (LOSS)
                                                                               ADDITIONAL        ON          ACCU-        TOTAL
                                                         PREFERRED   COMMON     PAID-IN      SHORT-TERM     MULATED   STOCKHOLDERS'
                                                           STOCK      STOCK     CAPITAL      INVESTMENTS    DEFICIT      EQUITY
                                                         ---------  --------   ----------    -----------  ----------  -------------

BALANCE, DECEMBER 31, 1995                               $   --       $460      $253,122        $  34     $(228,340)     $ 25,276

Issued 1,000 shares of Series A
   preferred stock ...................................       --        --          4,854           --           --          4,854
Series A preferred stock conversion
   discount deemed dividends .........................       --        --          4,571           --        (4,571)          --
Issued 5,029,402 shares of common
   stock .............................................       --         51        26,525           --           --         26,576
Granted 10,000 shares of common
   stock .............................................       --        --             26           --           --             26
Unrealized loss on investments .......................       --        --            --           (39)          --            (39)
Net loss .............................................       --        --            --            --       (23,766)      (23,766)
                                                         -------      ----      --------        ------    ----------     ---------

BALANCE, DECEMBER 31, 1996                                   --        511       289,098           (5)     (256,677)       32,927

Issued 750 shares of Series B
   preferred stock ...................................       --        --           7,45           --          --           7,455
Issued 100,282 shares of common
   stock .............................................       --          1           335           --          --            336
Series B preferred stock conversion
   discount deemed dividends .........................       --        --          1,324           --        (1,324)          --
Accrued dividends on Series B
   preferred stock ...................................       --        --            --            --           (28)          (28)
Unrealized gain on investments .......................       --        --            --             5          --               5
Net loss .............................................       --        --            --            --       (30,712)      (30,712)
                                                         -------      ----      --------        ------    ----------     ---------

BALANCE, DECEMBER 31, 1997                                   --        512       298,212           --      (288,741)        9,983

Issued 3,403,011 shares of
   common stock ......................................       --         34         2,583           --          --           2,617
Dividends on Series B preferred stock ................       --        --            --            --          (119)         (119)
Issued 7,377,054 shares of common stock
    upon conversion of Series B preferred stock
    and accumulated dividends ........................       --         73            55           --          --             128
Issued warrant to purchase 1,000,000
   shares of common stock ............................       --        --            855           --          --             855
Modification of existing warrants to purchase
    260,000 shares of common stock ...................       --        --            131           --          --             131
Net loss .............................................       --        --            --            --       (13,152)      (13,152)
                                                         -------      ----      --------        ------    ----------     ---------

BALANCE, DECEMBER 31, 1998 ...........................   $   --       $619      $301,836       $   --     $(302,012)     $    443
                                                         =======      ====      ========       ======     ==========     =========


                         The  accompanying  notes are an integral  part of these statements.

                                       CYTOGEN CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (ALL AMOUNTS IN THOUSANDS)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------------
                                                                                      1998           1997           1996
                                                                                   ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss  ....................................................................     $(13,152)      $(30,712)      $(23,766)
                                                                                   ---------      ---------      ---------
Adjustments to reconcile net loss to cash used for operating activities:
     Depreciation and amortization ...........................................        1,196          1,513          1,532
     Write down of property and equipment ....................................          657            384            --
     Imputed interest ........................................................           81            261            451
     Warrant, stock and stock option grants ..................................          163             45             70
     Equity loss in Targon subsidiary ........................................        1,020          9,232            288
     Gain on sale of Targon subsidiary .......................................       (2,833)           --             --
     Changes in assets and liabilities:
         Accounts receivable, net ............................................        2,702         (3,625)          (155)
         Inventories .........................................................          193           (185)            98
         Other assets ........................................................            4            (74)           205
         Accounts payable and accrued liabilities ............................        1,944            727         (1,517)
                                                                                   ---------      ---------      ---------

                  Total adjustments ..........................................        5,127          8,278            972
                                                                                   ---------      ---------      ---------

         Net cash used for operating activities ..............................       (8,025)       (22,434)       (22,794)
                                                                                   ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in short-term investments ................................         --            4,474         (3,307)
Decrease in restricted cash ..................................................         --              --             383
Purchases of property and equipment ..........................................         (100)          (621)          (874)
Investment in Targon subsidiary ..............................................         --          (10,000)        (9,850)
Proceeds from sale of Targon subsidiary ......................................        2,000            --             --
                                                                                   ---------      ---------      ---------

Net cash provided by (used in) investing activities ..........................        1,900         (6,147)       (13,648)
                                                                                   ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable ......................................        2,750         10,000            --
Payments of long-term debt ...................................................       (1,898)        (2,030)        (2,243)
Proceeds from issuance of common stock .......................................           51            261         26,576
Proceeds from issuance of series A preferred stock ...........................         --              --           4,854
Proceeds from issuance of series B preferred stock ...........................         --            7,455            --
Dividends on series B preferred stock ........................................          (19)           --             --
Proceeds from issuance of warrants ...........................................          855            --             --
                                                                                   ---------      ---------      ---------
         Net cash provided by financing activities ...........................        1,739         15,686         29,187
                                                                                   ---------      ---------      ---------

Net decrease in cash and cash equivalents ....................................       (4,386)       (12,895)        (7,255)
Cash and cash equivalents, beginning of year .................................        7,401         20,296         27,551
                                                                                   ---------      ---------      ---------
Cash and cash equivalents, end of year .......................................     $  3,015       $  7,401       $ 20,296
                                                                                   =========      =========      =========


                         The  accompanying  notes are an integral part of these statements

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

     CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the development, commercialization and marketing of products to improve diagnosis and treatment of cancer and other disease. In March 1997, CYTOGEN received clearance from the U.S. Food and Drug Administration ("FDA") to market Quadramet(R), CYTOGEN's product for the relief of pain due to cancers that have spread to the skeleton and that can be visualized on a bone scan. In October 1996, CYTOGEN received marketing approval from FDA for the ProstaScint(R) imaging agent, CYTOGEN's prostate cancer diagnostic imaging product. In December 1992, FDA approved OncoScint CR/OV(R) imaging agent, CYTOGEN's colorectal and ovarian cancer specific diagnostic imaging product, for single administration per patient. In November 1995, FDA approved an expanded indication allowing for repeat administration of OncoScint CR/OV. All three products are currently available in the marketplace. Operations of the Company are subject to certain risks and uncertainties including, but not limited to, access to capital, product market acceptance, product efficacy and clinical trials, technological uncertainty, uncertainties of future profitability, dependence on collaborative relationships and key personnel.


BASIS OF CONSOLIDATION

     The consolidated financial statements include the accounts of CYTOGEN and its wholly-owned subsidiaries, AxCell Biosciences Corporation ("AxCell") and Cellcor Inc. ("Cellcor"). The financial statements also include the investment results of Targon Corporation ("Targon"), which were accounted for on the equity method (see Investment in Targon Subsidiary). Intercompany balances and transactions have been eliminated in consolidation. In the third quarter of 1998, the Company sold Targon and closed Cellcor.

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


STATEMENT OF CASH FLOW

     Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase. Cash paid for interest expense was $500,000, $524,000 and $307,000 in 1998, 1997 and 1996, respectively.

RECEIVABLES

     At December 31, 1998, the Company had a $2.5 million receivable due from The State of Wisconsin Investment Board relating to the sale of 3,333,334 shares of CYTOGEN common stock at $0.75 per share. The Company received the proceeds from the stock sale in January 1999 (see Note 2).

     At December 31, 1998 and 1997, accounts receivable were net of an allowance for doubtful accounts of $73,000 and $576,000, respectively. The Company charged to expense $23,000 and $30,000 as a provision for doubtful accounts in 1998 and 1997, respectively. At December 31, 1998, approximately $91,000 of the Company's accounts receivable balance was due from The DuPont Pharmaceutical Company formerly the Radiopharmaceutical Division of The DuPont Merck Pharmaceutical Company ("DuPont") compared to $3 million at December 31, 1997.


INVENTORY

      The Company's inventory is primarily related to ProstaScint and OncoScint CR/OV. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                         December 31,
                                                  ------------------------
                                                     1998           1997
                                                  ---------      ---------
      Raw materials  . . . . . . . . . . . . .    $  57,000      $ 145,000
      Work-in-process  . . . . . . . . . . . .      143,000        158,000
      Finished goods   . . . . . . . . . . . .       50,000        140,000
                                                  ---------      ---------
                                                  $ 250,000      $ 443,000
                                                  =========      =========


PROPERTY AND EQUIPMENT

    Equipment and furniture are stated at cost, net of depreciation and a $102,000 reserve for idle equipment. Leasehold improvements are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Equipment and furniture are depreciated on a straight-line basis over five years. Expenditures for repairs and maintenance are charged to expense as incurred. For 1998, 1997 and 1996, repairs and maintenance expenses were $242,000, $350,000 and $394,000, respectively. Property and equipment consisted of the following:

                                                                        December 31,
                                                            -------------------------------
                                                                  1998            1997
                                                            -------------    --------------
      Leashold improvements...............................  $  9,438,000     $  10,126,000
      Equipment and furniture.............................     7,350,000         7,696,000
                                                            -------------    --------------
                                                              16,788,000        17,822,000

      Less - accumulated depreciation and amortization.....  (14,163,000)      (13,910,000)
                                                            -------------    --------------
                                                            $  2,625,000     $   3,912,000
                                                            =============    ==============

INVESTMENT IN TARGON SUBSIDIARY AND RECLASSIFICATION

    As a result of the 1998 reduction of CYTOGEN's ownership interest in Targon, the Company began accounting for its investment in Targon using the equity method. In addition, the Company retroactively adopted Emerging Issues Task Force ("EITF") 96-16. Under the equity method, the Company recognized 100% of Targon's losses through March 31, 1998 in its consolidated statement of operations as "Equity Loss in Targon Subsidiary," with a corresponding reduction in the carrying amount of its investment. The Company did not recognize Targon's losses after March 31, 1998 based on the completion of the sale of Targon (see
Note 3).

    As a result of the adoption of EITF 96-16 and the equity method, approximately $1.9 million and $376,000 of research and development expenses recorded in 1997 and 1996, respectively, and $7.5 million of acquisition of product rights expense recorded in 1997, were reclassified to "Equity Loss in Targon Subsidiary". The primary effect on the December 31, 1997 balance sheet was the reclassification of Restricted Cash to "Investment in Targon Subsidiary". All other changes were immaterial.

    In August 1998 the Company sold its remaining ownership interest in Targon to Elan Corporation, plc ("Elan") for $2.0 million (see Note 3). As a result, the Company recorded a gain of approximately $2.8 million in its 1998 consolidated statement of operations.


OTHER ASSETS

    Other assets consist primarily of undeveloped land with a net book value of $660,000, which is valued at the lower of cost or market. During 1998 and 1997, the Company charged to expense $240,000 and $384,000, respectively to write down the land to estimated market value.


REVENUE RECOGNITION

    Product related revenues include product sales by CYTOGEN to its customers and Quadramet royalties. Product sales are recognized upon shipment of the finished goods. From the time of Quadramet's launch in the second quarter of 1997 to June 1998, CYTOGEN recorded Quadramet royalty revenues from DuPont based on minimum contractual payments, which were in excess of actual Quadramet sales. Pursuant to an agreement between CYTOGEN and DuPont, the minimum royalty arrangement was discontinued and CYTOGEN reclaimed the marketing rights to Quadramet. Subsequent to June 1998, CYTOGEN recorded product revenues from Quadramet based on actual sales. Starting in 1999, Quadramet royalties will be based on sales of Quadramet by Berlex Laboratories ("Berlex"), CYTOGEN's new marketing partner for Quadramet (see Note 4).

    License and contract revenues include milestone payments and fees under collaborative agreements with third parties, revenues from contract manufacturing and research services, and revenues from other miscellaneous sources. The Company's contract manufacturing services include filling, testing, validation, and process development of monoclonal antibodies; process development and clinical development of biopharmaceutical products; and the preclinical manufacturing of an antibody product. The Company is phasing out contract manufacturing services, concurrent with the sale of the manufacturing and laboratory facilities (see Note 2) and expects to receive no further revenues from this service after 1999. Revenues from milestone payments are recognized when all parties concur that the events stipulated in the agreement have been achieved. Revenues from cost-plus contracts are recognized when the costs are incurred. Revenues from up-front payments are recognized when the Company has no obligation to return the fee under any circumstances.


COST OF PRODUCT AND CONTRACT MANUFACTURING REVENUES

      Beginning in 1997, the Company began providing contract manufacturing services to third parties, and its second product ProstaScint was approved resulting in significantly higher product sales. In 1998, the Company paid DuPont $995,000 for manufacturing and distributing Quadramet as a result of CYTOGEN's reacquiring the marketing rights of Quadramet in June 1998. In addition, the Company recorded a $4 million charge for securing a long-term manufacturing commitment for Quadramet from DuPont (see Note 5). Pursuant to the marketing agreement with Berlex (see Note 4), beginning in 1999, there will be no manufacturing and distribution costs related to Quadramet. Prior to 1997, product sales were minimal and no revenues were derived from contract manufacturing, therefore, cost of product sales was immaterial and included in research and development expenses.


RESEARCH AND DEVELOPMENT

    Research and development expenditures consist of projects conducted by the Company and payments made to sponsored research programs and consultants. All research and development costs are charged to expense as incurred. Research and development expenditures for customer sponsored programs were $2.0 million, $1.5 million and $1.1 million in 1998, 1997 and 1996, respectively.


PATENT COSTS

    Patent costs are charged to expense as incurred.


NET LOSS PER SHARE

    Basic net loss per common share is based upon the weighted average common shares outstanding during each year. Diluted net loss per common share is the same as basic net loss per common share, as the inclusion of common stock equivalents would be antidilutive.


2.  UNAUDITED PRO FORMA BALANCE SHEET:

    In January 1999, the Company sold certain of its laboratory and manufacturing facilities to Bard BioPharma L.P., a subsidiary of Purdue Pharma L.P., for $3.9 million. CYTOGEN also signed a three-year agreement under which two of CYTOGEN's products, ProstaScint and OncoScint CR/OV, would continue to be manufactured by CYTOGEN at its former facility. The Company will recognize a gain of approximately $3.3 million in its consolidated statement of operations in the first quarter of 1999. In connection with the sale, the Company was required to repay the remaining outstanding balance of the note due to CIT Group/Credit Finance Inc. (see Note 9).

    In addition, in January 1999, the Company sold 2,666,667 shares of CYTOGEN common stock at $0.75 per share to a subsidiary of The Hillman Company for an aggregate of $2.0 million and received $2.5 million in proceeds from the December 1998 sale of CYTOGEN common stock to The State of Wisconsin Investment Board (see Note 1).

    The unaudited pro forma balance sheet reflects the above transactions as if they had occurred on December 31, 1998.


3.  SALE OF TARGON CORPORATION:

    Targon was established in September 1996 pursuant to agreements between CYTOGEN and Elan, and was a majority-owned (99.75%) subsidiary of CYTOGEN. In March 1998, Elan exchanged its shares of the Company's Series A Convertible and Exchangeable Preferred Stock ("Series A") for 50% of CYTOGEN's interest in Targon. In August 1998, CYTOGEN sold its remaining 49.875% interest in Targon to Elan for $2.0 million (see Note 1). As a result of the sale, a warrant to purchase up to 1,000,000 shares of CYTOGEN common stock previously granted to Elan and all notes among CYTOGEN, Elan and Targon were canceled. In addition, in August 1998, CYTOGEN received $2.0 million from Elan in exchange for a convertible promissory note (see Note 9). The Company recognized a gain of approximately $2.8 million on the Targon transaction.


4.  BERLEX LABORATORIES:

    In October 1998, CYTOGEN entered into an exclusive license and marketing agreement ("Berlex Agreement") with Berlex for the manufacture and sale of Quadramet. Under the terms of the Berlex Agreement, CYTOGEN received a one-time license fee of $8 million in 1998 and Berlex will pay CYTOGEN royalties on net sales of Quadramet, as well as milestone payments based on achievement of certain sales levels. Quadramet is expected to be re-launched by Berlex in the first quarter of 1999.

    In connection with the Berlex Agreement, CYTOGEN granted Berlex a warrant to purchase 1,000,000 shares of CYTOGEN common stock at an exercise price of $1.002 per share through October 2003, which is exercisable after the earlier of October 1999 or the achievement of defined sales levels. Using the Black Scholes model, the estimated value of the warrant was calculated at $855,000, and was recorded as a reduction of the one-time license fee revenue, with a corresponding increase in stockholders' equity.


5.  THE DUPONT PHARMACEUTICAL COMPANY:

    Pursuant to the terms of an agreement between CYTOGEN and DuPont, CYTOGEN received from DuPont (i) $1.5 million in each of 1997 and 1996 to fund clinical programs to expand the use and marketing of Quadramet; (ii) a $2.0 million milestone payment in 1997 upon the FDA clearance of Quadramet and (iii) royalty revenues of $1.7 million and $3.3 million in 1998 and 1997, respectively, based on minimum contractual payments which were in excess of actual sales. In June 1998, the agreement was amended and the minimum royalty arrangement was discontinued. In 1998, CYTOGEN recorded a charge of $4 million as Cost of Product and Contract Manufacturing Revenues for securing a long-term manufacturing commitment for Quadramet from DuPont of which $3 million was paid in 1998 and $1 million is payable in March 1999.

6. THE DOW CHEMICAL COMPANY:

    In 1993, CYTOGEN acquired from The Dow Chemical Company ("DOW") an exclusive license for the treatment of osteoblastic bone metastases in the U.S. for Quadramet. This license was amended in 1995 and 1998 to expand the territory to include Canada, Latin America, Europe and Japan, in 1996 to expand the field to include all osteoblastic diseases and in 1998 to include rheumatoid arthritis. In 1997, the Company recorded a $4.0 million milestone payment to Dow upon FDA clearance of Quadramet. The agreement also requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or a guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. During 1998 and 1997, the Company recorded $500,000 and $375,000, respectively in royalty expense.

        Future annual minimum royalties due to Dow are as follows:

                1999                         500,000
                2000                         750,000
                2001                         750,000
                2002 through 2012          1,000,000 per year


7.  REVENUES FROM MAJOR CUSTOMERS:

    Revenues from major customers as a percentage of total were as follows:

                                       Year Ended December 31,
                                   -----------------------------
         Customer                  1998         1997        1996
         --------                  ----         ----        ----
   Berlex  (see Note 4)             36%           -%          -%
   DuPont (see Note 5)               8           47          27
   Medi-Physics                     10            9          10
   Elan                              -            6          23

    Medi-Physics is a chain of radiopharmacies which distributes ProstaScint and OncoScint CR/OV kits.

    Pursuant to an agreement between CYTOGEN and Elan in 1995, CYTOGEN performed research services which resulted in contract revenues of $62,000, $924,000 and $1.3 million in 1998, 1997 and 1996, respectively.

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:


                                                               December 31,
                                                     -----------------------------
                                                         1998               1997
                                                     ----------         ----------
    Accounts payable                                 $2,465,000         $1,160,000
    Accrued payroll and related expenses              1,222,000          1,689,000
    Severances and restructuring accruals               856,000               --
    Accrued research contracts and materials            474,000            602,000
    Accrued commission and royalties                    828,000            647,000
    Accrued professional and legal                      655,000            835,000
    Other accruals                                      886,000            729,000
                                                     ----------         ----------
                                                     $7,386,000         $5,662,000
                                                     ==========         ==========


    In connection with the closure of the Company's Cellcor subsidiary and corporate downsizing in 1998, CYTOGEN incurred a restructuring charge of approximately $1.9 million relating to severances, other closure related expenses and costs to implement a corporate turnaround plan, of which $856,000 was still accrued at December 31, 1998.


9.  LONG TERM LIABILITIES:

                                                               December 31,
                                                     -----------------------------
                                                         1998             1997
                                                     -----------      ------------
     Due to Knoll Pharmaceuticals                    $     --         $ 1,619,000
     Due to Elan                                      2,054,000        10,000,000
     Due to CIT Group/Credit Finance                    744,000              --
     Capital lease obligations                          273,000           291,000
                                                      3,071,000        11,910,000
     Less:  Current portion                            (848,000)       (1,739,000)
                                                     -----------      ------------
                                                     $2,223,000       $10,171,000
                                                     ===========      ============

    In July 1997, the Company obtained a $10.0 million loan from Elan. The funds were used by CYTOGEN to provide funding to Targon, including funding for the $7.5 million license fee paid by Targon to Elan. As a result of the sale of Targon to Elan in August 1998 (see Note 3), all notes among CYTOGEN, Elan and Targon, were canceled.

    In August 1998, CYTOGEN received $2.0 million from Elan in exchange for a convertible promissory note. The note is convertible into shares of CYTOGEN common stock at $2.80 per share, subject to adjustments, and matures in seven years. The note bears annual interest of 7%, compounded semi-annually, however, such interest is not payable in cash but will be added to the principal for the first 24 months; thereafter, interest is payable in cash. In 1998, the Company accrued $54,000 in interest expense on this note.

    In October 1998, the Company entered into a $750,000 term loan agreement with The CIT Group/Credit Finance Inc., using the Company's tangible assets as collateral. The note bore interest at prime plus 3% and was payable monthly with principal payments of $12,500 plus interest. In January 1999, the Company paid the remaining balance of the loan with the proceeds from the sale of its laboratory and manufacturing facilities (see Note 2).

    The Company leases certain equipment under capital lease obligations which will expire on various dates through 2002. Property and equipment leased under non-cancelable capital leases have a net book value of $336,000 at December 31, 1998. Payments to be made under capital lease obligations (including interest of $66,000) are as follows: $138,000 in 1999, $111,000 in 2000, $78,000 in 2001 and
$12,000 in 2002.


10.  COMMON STOCK:

    In October 1998, the Company entered into an agreement (the "Equity Line Agreement") with an institutional investor (the "Investor") for a $12 million common stock equity line. Pursuant to the Equity Line Agreement, the Company, subject to the satisfaction of certain conditions, was granted the right to issue and sell to the Investor, and the Investor would be obligated to purchase up to $12 million of CYTOGEN common stock from time to time (collectively, the "Put Rights") over a two year period at a purchase price per share equal to 85% of the average of lowest trade prices of CYTOGEN common stock during five designated trading days as determined under the Equity Line Agreement. The Company can exercise the Put Rights every 20 trading days in the amounts ranging from $150,000 to $1 million, subject to the satisfaction of minimum trading volume, market price of CYTOGEN common stock and registration of the shares of common stock under the Securities Act of 1933, as amended. The Company is required to exercise Put Rights with respect to a minimum of $3 million over the life of the Equity Line Agreement. In addition, the Company granted to the Investor a warrant to purchase up to 200,000 shares of CYTOGEN common stock at an exercise price of $1.016 per share through April 2002. In January 1999, the Company exercised a Put Right for the sale of 475,342 shares of common stock at an aggregate price of $500,000 or $1.0519 per share.

    In December 1998, the Company sold to The State of Wisconsin Investment Board 3,333,334 shares of CYTOGEN common stock at an aggregate price of $2.5 million or $0.75 per share.

    In January 1999, the Company sold to a subsidiary of The Hillman Company 2,666,667 shares of CYTOGEN common stock at an aggregate price of $2.0 million or $0.75 per share.


11.  CONVERTIBLE PREFERRED STOCK:

    In September 1996, CYTOGEN issued 1,000 shares of Series A in connection with the formation of Targon. Since the Series A was immediately convertible into common stock, the most beneficial conversion discount was recorded analogous to a deemed dividend of $4.6 million in 1996. In March 1998, Elan exchanged all of its shares of the Company's Series A for 50% of CYTOGEN's interest in Targon (see Note 3).

    In December 1997, CYTOGEN obtained a financing commitment from private investors for the purchase of up to $20.0 million of its Convertible Preferred Stock subject to satisfaction of certain conditions. CYTOGEN completed the first tranche of the financing in December 1997 by issuing 750 shares of Series B Preferred Stock ("Series B") for an aggregate price of $7.5 million. The Series B carried a dividend rate of 6% which was payable in cash or common stock at the option of CYTOGEN.

    In connection with the conversion feature of the Series B, the Company recorded a deemed dividend of $1.3 million in 1997, which represented the maximum 15% conversion discount given to the holders of the Series B. In 1998, all of the outstanding Series B was converted into 7,377,054 shares of CYTOGEN common stock including $128,000 of accrued dividends.


12.  STOCK OPTIONS AND GRANTS:

    The Company has various stock option plans that provide for the issuance of incentive and non-qualified stock options to employees, non-employee directors and outside consultants, for which an aggregate of 6,233,357 shares of common stock have been reserved. The persons to whom options may be granted and the number, type, and terms of the options vary among the plans. Options are granted with an exercise term of 10 years and generally become exercisable in installments over periods of up to 5 years at an exercise price determined either by the plan or equal to the fair market value of the common stock at the date of grant. Under certain circumstances, vesting may accelerate. In January 1998, the Company cancelled unexercised stock option grants to purchase 671,555 shares ranging in price from $3.687 to $16.50 per share and issued stock option grants to purchase 537,244 shares at $1.95 per share which equaled fair market value at the date of grant. This repricing was not available to officers, directors, executives and consultants of the Company. Activity under these plans was as follows:


                                       Number of                Price Range
                                         Shares                  Per Share
                                       ----------             --------------
Balance at December 31, 1995           2,952,857              $ 2.69 - 17.00

   Granted                             1,073,770                5.00 -  9.28
   Exercised                            (254,907)               2.69 -  7.50
   Cancelled                            (248,780)               2.69 -  7.50
                                      -----------

Balance at December 31, 1996           3,522,940              $ 2.69 - 17.00

   Granted                               822,400                2.06 -  6.13
   Excersised                            (60,350)               1.77 -  5.47
   Cancelled                            (459,530)               2.69 -  8.88

Balance at December 31, 1997           3,825,460              $ 2.06 - 17.00
   Granted                             2,285,920                0.70 -  2.13
   Cancelled                          (2,319,085)               1.36 - 17.00

Balance at December 31, 1998           3,792,295              $ 0.70 - 16.63
                                      ==========

    At December 31, 1998, options to purchase 1,497,586 shares of common stock were exercisable and 1,242,024 shares of common stock were available for issuance under approved plans of additional options that may be granted under the plans. All options under the Cellcor stock option plan, which was reserved in connection with the Cellcor merger in 1995, were cancelled as a result of the closure of Cellcor.

    In August 1998, the Company granted to a key employee an option to purchase 2,250,000 shares of CYTOGEN common stock at an exercise price of $1.0937 per share, of which the vesting of 1,350,000 shares are subject to the completion of certain performance based milestones as determined by the Board of Directors. This option was granted outside of the approved plans. As of December 31, 1998, 300,000 shares under this option was exercisable.

    In 1997, the Company adopted an employee stock purchase plan under which eligible employees may elect to purchase shares of common stock at the lower of 85% of fair market value as of the first trading day of each quarterly participation period, or as of the last trading day of each quarterly participation period. In 1998 and 1997, employees purchased 54,023 shares and 16,017 shares, respectively, for aggregate proceeds of $41,000 and $32,000, respectively. The Company has reserved 429,960 shares for future issuance under its employee stock purchase plan.

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


                                                                         Year  Ended  December 31,
                                                            -----------------------------------------------
                                                                 1998             1997             1996
                                                            -------------    -------------    -------------
     Net loss to common stockholders, as reported           $(13,271,000)    $(32,064,000)    $(28,337,000)
     Pro forma net loss to common stockholders              $(16,566,000)    $(34,946,000)    $(30,594,000)

     Net loss per common share, as reported                       $(0.24)          $(0.63)          $(0.59)
     Pro forma net loss per common share                          $(0.29)          $(0.68)          $(0.63)


     The average fair value per option of the options granted under the stock option plans during 1998, 1997 and 1996 is estimated as $0.92, $2.10 and $3.35, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996: dividend yield of zero, volatility of 78.42%, 69.87% and 70.72%, respectively, risk-free interest rate of 5.37%, 6.07% and 5.90%, respectively, and an expected life of 5 years. The average fair value per option ascribed to the employee stock purchase plan during 1998 and 1997 is estimated at $0.65 and $2.17, respectively on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997: divided yield of zero, volatility of 84.75% and 50.20%, respectively, risk free interest rate of 4.88% and 5.13%, respectively, and expected life of three months. Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation charge may not be representative of that to be expected in future years.


13.  RELATED PARTY TRANSACTION:

     Consulting services have been provided to the Company under an agreement with the Chairman of the Board of Directors related to time spent in that function on Company matters. Fees and expenses under this agreement were $172,000 in 1998.

14.   PENSION PLANS:

      The Company maintains a defined contribution pension plan. The contribution is determined by the Board of Directors each year and is based upon a percentage of gross wages of eligible employees. The plan provides for vesting over five years, with credit given for prior service. The Company also makes contributions under a 401(k) plan in amounts which match up to 50% of the salary deferred by the participants. Matching is capped at 6% of deferred salaries. Total pension expense was $310,000, $405,000 and $328,000 for 1998, 1997 and
1996, respectively.


15.   INCOME TAXES:

      As of December 31, 1998, CYTOGEN had federal net operating loss carryforwards of approximately $177 million. The Company also had federal and state research and development tax credit carryforwards of approximately $5.4 million. The net operating loss and credit carryforwards began to expire in 1995.

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

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based upon the Company's loss history, a valuation allowance for deferred tax assets has been provided:

                                                               1998            1997
                                                          -------------   -------------

Deferred tax assets:
  Net operating loss carryforwards                        $ 60,300,000    $ 52,700,000
  Capitalized research and development expenses             19,500,000      23,500,000
  Research and development credit                            5,400,000       5,000,000
  Acquisition of in-process technology                       1,200,000       3,800,000
  Other, net                                                   300,000         140,000
                                                          -------------   -------------
     Total deferred tax assets                              86,700,000      85,140,000
     Valuation allowance for deferred tax assets           (86,700,000)    (85,140,000)
                                                          -------------   -------------
        Net deferred tax assets                           $       --      $       --
                                                          =============   =============

     In 1995, CYTOGEN acquired CytoRad and Cellcor, both of which had net operating loss carryforwards. Due to Section 382 limitations, approximately $10 million of CytoRad and $12.0 million of Cellcor carryforwards may be available to offset future taxable income. A 100% valuation allowance was established on the acquisition dates as realization of these tax assets is uncertain.

16. COMMITMENTS AND CONTINGENCIES:

     The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various times through 2002. Rent expense incurred on these leases was $1.6 million, $1.8 million and $1.8 million in 1998, 1997 and 1996, respectively. Minimum future obligations under the operating leases are $3.6 million as of December 31, 1998 and will be paid as follows: $990,000 in 1999, $1.1 million in 2000, $1.2 million in 2001, and
$288,000 in 2002.

     The Company is obligated to make minimum future payments under research and development contracts that expire at various times. As of December 31, 1998, the minimum future payments under contracts are $120,000 in 1999 and $130,000 in 2000 and thereafter. In addition, the Company is obligated to pay performance-based compensation to its marketing partner for ProstaScint and royalties on revenues from commercial product sales including certain guaranteed minimum payments.

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                            Sequentially
Number                            Description                      Numbered Page


10.23     Employment Agreement effective as of June 10, 1997 between
          CYTOGEN Corporation and Donald F. Crane, Jr.                     60

21        Subsidiaries of CYTOGEN Corporation                              62

23        Consent of Arthur Andersen LLP                                   63

27 Financial Data Schedule (Submitted to SEC only in electronic format)