Form 10-Q
period 1999-03-31
CYTOGEN CORP
filed 1999-05-14
CIK 725058

SECURITIES AND EXCHANGE COMMISSION                CONFORMED
                             Washington, D.C. 20549                       COPY


                                    FORM 10-Q

                  (Mark One)
                  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13
                         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                         1934

                  For the quarterly period ended March  31, 1999
                                                 ---------------

                                       OR

                  | |    TANSITION REPORT PURSUANT TO SECTION 13
                         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                         1934

          For the transition period from               to
                                         -------------    --------------

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

        Registrant's telephone number, including area code (609) 750-8200

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X  No   .
                                             ---   ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                  Outstanding at May 3, 1999
----------------------------                      -----------------------------
Common Stock, $.01 par value                               65,105,097

PART I - FINANCIAL INFORMATION
------------------------------
Item I:  Consolidated Financial Statements

                                       CYTOGEN CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                   (All amounts in thousands, except share data)
                                                    (Unaudited)

                                                                         MARCH 31,         DECEMBER 31,
                                                                           1999                1998
                                                                        ---------          ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $   6,073           $   3,015
   Receivable on common stock sold                                              -               2,500
   Accounts receivable, net                                                 1,369               1,362
   Inventories                                                                226                 250
   Other current assets                                                       504                 330
                                                                        ---------           ---------

         Total current assets                                               8,172               7,457
                                                                        ---------           ---------

PROPERTY AND EQUIPMENT:
   Leasehold improvements                                                   9,080               9,438
   Equipment and furniture                                                  4,886               7,350
                                                                        ---------           ---------
                                                                           13,966              16,788

   Less- Accumulated depreciation and amortization                        (11,891)            (14,163)
                                                                        ---------           ---------

         Net property and equipment                                         2,075               2,625
                                                                        ---------           ---------

   OTHER ASSETS                                                               838                 818
                                                                        ---------           ---------

                                                                        $  11,085           $  10,900
                                                                        =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Current portion of long-term liabilities                             $     104           $     848
   Accounts payable and accrued liabilities                                 4,277               7,386
                                                                        ---------           ---------

         Total current liabilities                                          4,381               8,234
                                                                        ---------           ---------

LONG-TERM LIABILITIES                                                       2,247               2,223
                                                                        ---------           ---------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,400,000 shares authorized -
      Series C Junior Participating Preferred Stock, $.01 par value,
         200,000 shares authorized, none issued and outstanding                -                    -
   Common stock, $.01 par value, 89,600,000 shares authorized,
      65,112,000 and 61,950,000 shares issued and outstanding
      in 1999 and 1998, respectively                                          651                 619
   Additional paid-in capital                                             304,161             301,836
   Accumulated deficit                                                   (300,355)           (302,012)
                                                                        ---------           ---------

         Total stockholders' equity                                         4,457                 443
                                                                        ---------           ---------
                                                                        $  11,085           $  10,900
                                                                        =========           =========

                        The  accompanying  notes are an integral  part of these statements.



                                 CYTOGEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (All amounts in thousands, except per share data)
                                              (Unaudited)


                                                                 THREE MONTHS ENDED MARCH 31,
                                                                    1999               1998
                                                                 ---------          ---------
REVENUES:
   Product Related:
      ProstaScint                                                $  1,592           $  1,538
      Others                                                          164                295
                                                                 --------           --------
         Total product sales                                        1,756              1,833

      Quadramet royalties                                             199              1,631
                                                                 --------           --------

         Total product related                                      1,955              3,464

   License and contract                                               369                667
                                                                 --------           --------

         Total revenues                                             2,324              4,131
                                                                 --------           --------

OPERATING EXPENSES:
   Cost of product and manufacturing revenues                       1,104              1,900
   Research and development                                         1,057              3,080
   Equity loss in Targon subsidiary                                     -              1,020
   Selling and marketing                                              946              1,051
   General and administrative                                         911              1,405
                                                                 --------           --------

         Total operating expenses                                   4,018              8,456
                                                                 --------           --------

         Operating loss                                            (1,694)            (4,325)

GAIN ON SALE OF LABORATORY AND MANUFACTURING FACILITIES             3,298               --
INTEREST INCOME                                                        95                206
INTEREST EXPENSE                                                      (42)              (218)
                                                                 --------           --------

NET INCOME (LOSS)                                                   1,657             (4,337)
DIVIDENDS ON SERIES B PREFERRED STOCK                                   -                (82)
                                                                 --------           --------

NET INCOME (LOSS) TO COMMON STOCKHOLDERS                         $  1,657           $ (4,419)
                                                                 ========           ========

NET INCOME (LOSS) PER COMMON SHARE
      BASIC AND DILUTED                                          $   0.03           $  (0.08)
                                                                 ========           ========

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING
      BASIC                                                        64,192             52,620
                                                                 ========           ========
      DILUTED                                                      64,496             52,620
                                                                 ========           ========

                    The accompanying notes are an integral part of these statements.


                                   CYTOGEN CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (All amounts in thousands)
                                                (Unaudited)



                                                                          THREE MONTHS ENDED MARCH 31,
                                                                             1999               1998
                                                                          ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                          $ 1,657           $(4,337)
                                                                           -------           -------
Adjustments to reconcile net income (loss) to cash used for
      operating activities:
         Depreciation and amortization                                         258               344
         Imputed interest                                                        -                40
         Stock grants                                                            -                11
         Write down of assets                                                   14                 -
         Gain on sale of laboratory and manufacturing facilities            (3,298)                -
         Equity loss in Targon subsidiary                                        -             1,020
         Changes in assets and liabilites:
            Accounts receivable, net                                            (7)           (1,730)
            Inventories                                                         24               188
            Other assets                                                      (194)               14
            Accounts payable and accrued liabilities                        (3,109)             (445)
                                                                           -------           -------

                   Total adjustments                                        (6,312)             (558)
                                                                           -------           -------

      Net cash used for operating activities                                (4,655)           (4,895)
                                                                           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of laboratory and manufacturing facilities            3,584                 -
Purchases of property and equipment                                             (8)               (8)
                                                                           -------           -------

      Net cash provided by (used for) investing activities                   3,576                (8)
                                                                           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                       4,857                17
Payment of long-term liabilities                                              (720)              (28)
                                                                           -------           -------

      Net cash provided by (used for) financing activities                   4,137               (11)
                                                                           -------           -------

Net increase (decrease) in cash and cash equivalents                         3,058            (4,914)

Cash and cash equivalents, beginning of period                               3,015             7,401
                                                                           -------           -------

Cash and cash equivalents, end of period                                   $ 6,073           $ 2,487
                                                                           =======           =======


                         The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

THE COMPANY

     CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the development, commercialization and marketing of products to improve diagnosis and treatment of prostate disease, of products for unmet needs in the broader urological/oncological market, and certain areas within the field of oncology, and other areas related to its areas of expertise. In March 1997, CYTOGEN received clearance from the U.S. Food and Drug Administration ("FDA") to market Quadramet(R), CYTOGEN's product for the relief of pain due to cancers that have spread to the skeleton and that can be visualized on a bone scan. In October 1996, CYTOGEN received marketing approval from FDA for the ProstaScint(R) imaging agent, CYTOGEN's prostate cancer diagnostic imaging product. In December 1992, FDA approved OncoScint CR/OV(R) imaging agent, CYTOGEN's colorectal and ovarian cancer specific diagnostic imaging product, for single administration per patient. In November 1995, FDA approved an expanded indication allowing for repeat administration of OncoScint CR/OV. All three products are currently available in the marketplace. Operations of the Company are subject to certain risks and uncertainties including, but not limited to, access to capital, product market acceptance, product efficacy and clinical trials, technological uncertainty, uncertainties of future profitability, dependence on collaborative relationships and key personnel.

BASIS OF CONSOLIDATION

      The consolidated financial statements include the accounts of CYTOGEN and its wholly- owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

      The consolidated financial statements of CYTOGEN Corporation are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 1998. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)


CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per common share is based upon the weighted average common shares outstanding during each period. Diluted net income per common share is based upon the weighted average common shares outstanding and common share equivalents which represent the incremental common shares that would have been outstanding under certain employee stock options and warrants, upon assumed exercise of dilutive stock options and warrants. The common stock equivalents were excluded from the diluted net loss per share calculation for the three months ended March 31, 1998 as their effect would be antidilutive.


2.  SALE OF LABORATORY AND MANUFACTURING FACILITIES:

      In January 1999, the Company sold certain of its laboratory and manufacturing facilities to Bard BioPharma L.P., a subsidiary of Purdue Pharma L.P. ("Purdue"), for $3.9 million. CYTOGEN also signed a three-year agreement under which two of CYTOGEN's products, ProstaScint and OncoScint CR/OV, will continue to be manufactured by CYTOGEN at its former facility. As a result of the sale, the Company recognized a gain of approximately $3.3 million in its consolidated statement of operations in the first quarter of 1999. With a portion of the proceeds from the sale, the Company repaid the $744,000 outstanding balance of a term loan.


3. COMMON STOCK:

      In January 1999, the Company sold 2,666,667 shares of CYTOGEN common stock to a subsidiary of The Hillman Company for an aggregate price of $2.0 million or $0.75 per share. Also in January, the Company exercised a put right granted to CYTOGEN under a 1998 equity line agreement with an institutional investor, for the sale of 475,342 shares of common stock at an aggregate price of $500,000 or $1.0519 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      BACKGROUND.  To date, the Company's  revenues have resulted primarily from
(i) sales and royalties from ProstaScint, Quadramet and OncoScint CR/OV; (ii) payments received from contract manufacturing and research services pursuant to agreements; (iii) fees generated from the licensing of its technology and marketing rights to its products; and (iv) milestone payments received when events stipulated in the collaborative agreements with third parties have been achieved

      In January 1999, CYTOGEN sold certain of its laboratory and manufacturing facilities to Purdue for $3.9 million. CYTOGEN also signed a three-year agreement under which two of CYTOGEN's products, ProstaScint and OncoScint CR/OV will continue to be manufactured at its former research and development facility. Employees involved in manufacturing will remain CYTOGEN employees, but Purdue will absorb their labor costs except for time spent on manufacturing CYTOGEN products. Cost of products have decreased under this new arrangement. As a result of the sale of facilities, the Company recorded a gain of approximately $3.3 million in the first quarter of 1999.

      Also in January 1999, the Company sold an aggregate of $2.0 million of common stock to a subsidiary of The Hillman Company and $0.5 million of common stock to an institutional investor upon an exercise of a put right granted to the Company under a 1998 equity line agreement. See Note 3 of Notes to the Consolidated Financial Statements.

      REVENUES. Total revenues for the first quarter of 1999 and 1998 were $2.3 million and $4.1 million, respectively. Product related revenues, which included product sales and royalties, accounted for 84% of total revenues in both 1999 and 1998. License and contract revenues accounted for the remainder of revenues.

    Product related revenues for the first quarter in 1999 and 1998 were $2.0 million and $3.5 million, respectively. ProstaScint accounted for 81% and 44% of product related revenues in the first quarter of 1999 and 1998, respectively, while revenues from Quadramet accounted for 10% and 47% of product related revenues for the comparable periods in 1999 and 1998, respectively. Sales of ProstaScint were $1.6 million in the first quarter of 1999 compared to $1.5 million in the first quarter of 1998. ProstaScint sales have experienced growth since product launch, however, there can be no assurance that such growth will continue. Revenues from Quadramet decreased to $199,000 in the first quarter of 1999 from $1.6 million in the first quarter of 1998. From the time of product launch in 1997 through June 1998, CYTOGEN recorded royalty revenues for Quadramet based on minimum contractual payments, which were in excess of actual sales. Subsequent to June 1998, the minimum royalty arrangement was discontinued and CYTOGEN recorded product revenues from Quadramet based on actual sales. Beginning in 1999, the Quadramet royalties are based on net sales of Quadramet by Berlex Laboratories ("Berlex"), CYTOGEN's new marketing partner for Quadramet. The product was re-launched in March 1999. Although CYTOGEN believes that Berlex is an advantageous marketing partner, there can be no assurance that Quadramet will, following the re-launch of the product, achieve market acceptance on a timely basis or sufficiently to result in significant revenues for CYTOGEN.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

      Other product sales, including sales from OncoScint CR/OV, were $164,000 in 1999 compared to $295,000 recorded in the comparable period of 1998. The decrease from the prior year is due in part to the discontinuation of the autolymphocyte therapy treatment program resulted from the closure of Cellcor Inc.("Cellcor"), a subsidiary of CYTOGEN, in September 1998. Sales from OncoScint CR/OV were $164,000 in the three months ended March 31, 1999 versus $263,000 in the same period of 1998. The decrease in OncoScint sales was a result of customers delaying orders pending a new production run with an extended shelf life.

      License and contract revenues for the first quarter in 1999 and 1998 were $369,000 and $667,000, respectively, and included $289,000 and $485,000 of contract manufacturing revenues in 1999 and 1998, respectively. The Company is phasing out contract manufacturing services, due to the sale of the manufacturing facility, and expects to receive no further revenues from this service after 1999. License and contract research revenues have fluctuated in the past and may fluctuate in the future.

      OPERATING EXPENSES. Total operating expenses were $4.0 million and $8.5 million for the first quarter of 1999 and 1998, respectively. The decrease from the prior year period was a result of savings realized from various actions taken in 1999 and 1998, including the sale of the manufacturing facility and effectively out-sourcing the manufacturing of the Company's products (described above), closure of the Cellcor subsidiary, corporate downsizing, the termination of product development efforts through Targon Corporation ("Targon"), and the curtailing of certain basic research and clinical programs. The savings over the prior year period included $648,000 from cost of product and manufacturing revenues under the new agreement with Purdue, $1.2 million from the Cellcor closure, $1.0 million from the sale of Targon, $442,000 from the termination of basic research programs, $481,000 from the curtailment of other clinical programs, and $494,000 from cost containment efforts in general and administrative services.

      Cost of product and contract manufacturing revenues for the first quarter of 1999 were $1.1 million compared to $1.9 million recorded in the same period of the prior year. The decrease from the prior year period is due to decreased contract manufacturing costs associated with decreased contract manufacturing revenues in 1999 and lower manufacturing costs for CYTOGEN products. Under the new agreement with Purdue, employees involved in manufacturing will remain CYTOGEN employees, but Purdue will absorb their labor costs except for time spent on manufacturing CYTOGEN products (see Note 2 to the Consolidated Financial Statements). The majority of maintenance and facility related costs are absorbed by Purdue.

      Research and development expenses for the first quarter of 1999 were $1.1 million compared to $3.1 million recorded in the same period of 1998. The decrease from the prior year period is due to the curtailing of certain of the Company's product development efforts including the closure of Cellcor, the termination of basic research programs and scale back of various clinical programs.

      Equity loss in Targon subsidiary was $1.0 million for the first quarter of 1998. The Company sold its interest in Targon in 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

      Selling and marketing expenses were $946,000 for the first quarter of 1999 compared to $1.1 million in the same period of 1998. These expenses reflect the marketing efforts for ProstaScint product and expenses to establish and maintain PIE ("Partners in Excellence") program, a network of accredited nuclear medicine imaging centers ("PIE Site") that are certified as proficient in the interpreting of the ProstScint scans. As of April 1999, there are 261 PIE Sites. The decrease in expenditures over the prior year period is due to the deferral of certain marketing programs.

      General and administrative expenses for the first quarter of 1999 were $911,000 compared to $1.4 million for the comparable period in 1998. The decrease from the prior year is due to various cost containment efforts implemented in 1999 and 1998 including closure of Cellcor and corporate downsizing.

      GAIN ON SALE OF LABORATORY AND MANUFACTURING FACILITIES. The Company recorded a gain of $3.3 million in the first quarter of 1999 resulting from a sale of certain of the Company's laboratory and manufacturing facilities to Purdue for $3.9 million (see Note 2 to the Consolidated Financial Statements).

      INTEREST INCOME/EXPENSE. Interest income for the first quarter of 1999 was $95,000 compared to $206,000 in the same period of 1998. The 1998 income included interest realized from the $10.0 million note from Targon, which was canceled as a result of the sale of Targon in 1998.

      Interest expense for the first quarter of 1999 was $42,000 compared to $218,000 recorded in the same period of 1998. The 1998 expense included interest associated with the $10.0 million note due to Elan Corporation, plc, which was canceled as a result of the sale of Targon in 1998.

      NET INCOME (LOSS). Net income to common stockholders for the first quarter in 1999 was $1.7 million compared to a net loss of $4.4 million incurred in the same period of 1998. The basic earnings per common share were $0.03 on 64.2 million average common shares outstanding compared to a loss of $0.08 on 52.6 million average common shares outstanding for the same period in 1998. The 1999 diluted earnings per common share were $0.03 on 64.5 million average common shares outstanding compared to a diluted loss per share of $0.08 on 52.6 million average common shares outstanding in the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash and cash equivalents were $6.1 million as of March 31, 1999, compared to $3.0 million as of December 31, 1998. The cash used for operating activities for the three months ended March 31, 1999 was $4.7 million versus $4.9 million in the same period of 1998. The decrease in cash used for operating activities was primarily due to reduced expenditures as a result of various cost containment efforts, partially offset by a payment of $1.0 million to The Dupont Pharmaceuticals Company ("Dupont") for Quadramet manufacturing commitment and payments of various 1998 restructuring costs, including severances.

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

      January 1999, CYTOGEN sold 2,666,667 shares to a subsidiary of The Hillman Company at $0.75 per share for a total of $2.0 million. The shares were sold under a registration statement.

      In January 1999, the Company sold its manufacturing and laboratory facilities for $3.9 million, of which $744,000 of the proceeds was used to repay the outstanding balance of a term loan entered in 1998.

      Quadramet. Under an exclusive license agreement in October 1998 with Berlex for the manufacture and sale of Quadramet, Berlex will pay CYTOGEN royalties on net sales of Quadramet, as well as milestone payments based on achievement of certain sales levels. In connection with the Berlex agreement, CYTOGEN granted Berlex a warrant to purchase 1,000,000 shares of CYTOGEN common stock at an exercise price of $1.002 per share through October 2003, which is exercisable after the earlier of one year or the achievement of defined sales levels.

      CYTOGEN  paid  DuPont $1  million  in the first  quarter  of 1999 as final
payment  for  the  securing  of  the  long-term  manufacturing   commitment  for
Quadramet.

       ProstaScint. ProstaScint was launched in February 1997. Significant cash will be required to support the Company's marketing program and expansion and maintenance of the PIE program.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

      In 1996, CYTOGEN entered into an agreement with C.R Bard Inc. ("Bard") (the "Co-Promotion Agreement") to market and promote ProstaScint, pursuant to which Bard will make payments upon the occurrence of certain milestones, which include expansion of co-marketing rights in selected countries outside the U.S. During the term of the Co-Promotion Agreement, Bard will receive performance-based compensation for its services. In the first quarter of 1999 and 1998, the Company recorded $159,000 and $154,000, respectively, for Bard commissions.

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

      The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products, license and research contracts, and control of spending. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. The Company currently has no commitments or specific plans for acquisitions or strategic alliances. However, the Company believes that, if successful, such strategies may increase long term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses. To fund these strategic and operating activities, the Company may sell equity and debt securities as market conditions permit or enter into credit facilities.

      New Jersey has enacted legislation permitting certain New Jersey Corporations to sell tax losses and research and development credits. The Company has been advised that the state is developing procedures to implement the program, including potential changes to the legislation in order to clarify the intent of the legislation. The Company also understands that the program is expected to be implemented during the summer of 1999; however, no assurance can be given as to the program.

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales. The Company expects that its existing capital resources as of March 31, 1999, together with decreased operating costs, but exclusive of the amounts which may be available under the Equity Line Agreement, or other sources of capital will be adequate to fund the Company's operations into the year 2000. Management believes the addition of the Equity Line Agreement, will provide the Company with additional cash flow to sustain operations well into year 2000. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products,

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

product and technology acquisition costs, and working capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, the costs associated with the acquisition of complementary products and technologies, progress in its product development efforts, the magnitude and scope of such efforts, progress with clinical trials, progress with regulatory affairs activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of its products. To the extent that the currently available funds and revenues including the Equity Line Agreement are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives are available. There can be no assurance that the financing commitments described above or other financial alternatives will be available when needed or at terms commercially acceptable to the Company. If adequate funds are not available, the Company may be required to delay, further scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

YEAR 2000 COMPLIANCE

      The "Year 2000 problem" describes the concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as 1900 and malfunction on January 1, 2000.

      CYTOGEN's Internal Systems. The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Company's business, including clinical, purchasing, inventory management, sales, shipping, and financial reporting, as well as in various administrative functions. The Company has completed its evaluation of the Program and Systems to identify any potential year 2000 compliance problem. Based on present information, the Company believes that it will be able to achieve year 2000 compliance through a combination of modifications or replacement of existing Programs and Systems. The majority of the Company's internal systems have been replaced with fully compliant systems. The remaining systems are expected to be compliant by July 31, 1999 at a cost of $10,000. However, there can be no assurance that the required expenditures will not exceed that amount.

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

partners systems fail on January 1, 2000 the Company's revenues may be adversely impacted. In the event that some or all of the processing banks are unable to be compliant, the Company will switch merchant year 2000 accounts to those that are compliant.

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


                            ========================
                              Cautionary Statement

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
------

      (a) Exhibits:

          3.1  By-Laws of the Company, as amended.

          27 Financial Data Schedule (Submitted to SEC only in electronic format).

      (b) Reports on Form 8-K:

                   During the first quarter of 1999, the Company filed a Form 8-K dated February 1, 1999 to report on "Item 5. Other Events" the fourth quarter and year-end 1998 results.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CYTOGEN CORPORATION





Date May 14, 1999                              By /s/ Jane M. Maida
     ----------------                            -------------------------------
                                                 JANE M. MAIDA
                                                 Chief Accounting Officer
                                                 (Authorized Accounting Officer)