Form 10-Q
period 1999-06-30
CYTOGEN CORP
filed 1999-08-13
CIK 725058

SECURITIES AND EXCHANGE COMMISSION                CONFORMED
                             Washington, D.C. 20549                       COPY


                                    FORM 10-Q

                  (Mark One)
                  |X|    QUARTERLY REPORT PURSUANT TO SECTION 13
                         OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                         1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

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
                                             ---   ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                Outstanding at August 10, 1999
----------------------------                    ------------------------------
Common Stock, $.01 par value                                70,275,280

PART I  - FINANCIAL INFORMATION
-------------------------------
Item I - Consolidated Financial Statements


                                CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                            (All amounts in thousands, except share data)
                                             (Unaudited)

                                                                             June 30,     December 31,
                                                                               1999           1998
                                                                          ------------    ------------
ASSETS:
Current Assets:
    Cash and cash equivalents .......................................      $   5,332       $   3,015
    Receivable on common stock sold .................................           --             2,500
    Accounts receivable, net ........................................          2,997           1,362
    Inventories .....................................................            176             250
    Other current assets ............................................            551             330
                                                                           ---------       ---------
       Total current assets .........................................          9,056           7,457
                                                                           ---------       ---------

Property and Equipment:
    Leasehold improvements ..........................................          9,080           9,438
    Equipment and furniture .........................................          4,958           7,350
                                                                           ---------       ---------
                                                                              14,038          16,788

    Less-Accumulated depreciation and amortization ..................        (12,152)        (14,163)
                                                                           ---------       ---------

       Net property and equipment ...................................          1,886           2,625
                                                                           ---------       ---------

Other Assets ........................................................          1,414             818
                                                                           ---------       ---------
                                                                           $  12,356       $  10,900
                                                                           =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Current portion of long-term liabilities ........................      $     104       $     848
    Accounts payable and accrued liabilities ........................          4,525           7,386
                                                                           ---------       ---------
         Total current liabilities ..................................          4,629           8,234
                                                                           ---------       ---------

Long-Term Liabilities ...............................................          2,264           2,223
                                                                           ---------       ---------

Stockholders' Equity:
    Preferred stock, $.01 par value, 5,400,000 shares authorized -
       Series C Junior Participating Preferred Stock, $.01 par value,
            200,000 shares authorized, none issued and outstanding ..           --              --

    Common stock, $.01 par value,  89,600,000 shares authorized,
       67,175,000 and 61,950,000 shares issued and outstanding
       in 1999 and 1998, respectively ...............................            672             619
    Additional paid-in capital ......................................        306,110         301,836
    Accumulated deficit .............................................       (301,319)       (302,012)
                                                                           ---------       ---------
       Total stockholders' equity ...................................          5,463             443
                                                                           ---------       ---------
                                                                           $  12,356       $  10,900
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

                                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (All amounts in thousands, except per share data)
                                                  (Unaudited)

                                                                            Three Months            Six Months
                                                                           Ended June 30,         Ended June 30,
                                                                      ---------------------   ---------------------

                                                                          1999       1998        1999        1998
                                                                      ----------  ---------   ---------   ---------
Revenues:
    Product related:
       ProstaScint ................................................   $  1,661    $  1,458    $  3,253    $  2,996
       Quadramet ..................................................       --           220        --           220
       Others .....................................................        157         172         321         468
                                                                      ---------   ---------   ---------   ---------
                 Total product sales ..............................      1,818       1,850       3,574       3,684

       Quadramet royalties ........................................        262          33         461       1,664
                                                                      ---------   ---------   ---------   ---------
                 Total product related ............................      2,080       1,883       4,035       5,348

    License and contract ..........................................      2,370         579       2,739       1,246
                                                                      ---------   ---------   ---------   ---------

                 Total revenues ...................................      4,450       2,462       6,774       6,594
                                                                      ---------   ---------   ---------   ---------

Operating Expenses:
    Cost of product and contract manufacturing revenues ...........      1,170       1,935       2,274       3,835
    Research and development ......................................        981       2,682       2,038       5,763
    Acquisition of technology rights ..............................      1,214        --         1,214        --
    Equity loss in Targon subsidiary ..............................       --          --          --         1,020
    Selling and marketing .........................................      1,082       1,283       2,028       2,334
    General and administrative ....................................        981       1,216       1,892       2,621
                                                                      ---------   ---------   ---------   ---------

                 Total operating expenses .........................      5,428       7,116       9,446      15,573
                                                                      ---------   ---------   ---------   ---------

                 Operating loss ...................................       (978)     (4,654)     (2,672)     (8,979)

Gain on sale of laboratory and
    manufacturing facilities ......................................       --          --         3,298        --
Interest income  ................................................           56         222         151         428
Interest expense ..................................................        (42)       (220)        (84)       (437)
                                                                      ---------   ---------   ---------   ---------

Net income (loss) .................................................       (964)     (4,652)        693      (8,988)
Dividends on series B preferred stock .............................       --           (37)       --          (119)
                                                                      ---------   ---------   ---------   ---------

Net income (loss) to common stockholders ..........................   $   (964)   $ (4,689)        693    $ (9,107)
                                                                      =========   =========   =========   =========

Net income (loss) per common share
    Basic and diluted .............................................   $  (0.01)   $  (0.08)   $   0.01    $  (0.17)
                                                                      =========   =========   =========   =========

Weighted average common shares outstanding
    Basic .........................................................     65,632      55,334      64,884      54,065
                                                                      =========   =========   =========   =========
    Diluted .......................................................     65,632      55,334      65,042      54,065
                                                                      =========   =========   =========   =========

                           The  accompanying  notes are an integral part of these statements.

                                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (All amounts in thousands)
                                                 (Unaudited)

                                                                                         Six Months Ended June 30,
                                                                                   -----------------------------------
                                                                                        1999                 1998
                                                                                   -------------        --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................................        $        693         $     (8,988)
                                                                                   ------------         ------------
Adjustments to reconcile net income (loss) to cash
    used for operating activities:
       Acquisition of technology rights....................................               1,214                    -
       Depreciation and amortization ......................................                 519                  677
       Imputed interest ...................................................                  (8)                  81
       Stock option and warrant grants ....................................                 142                   11
       Write down of assets ...............................................                  53                    -
       Gain on sale of laboratory and manufacturing facilities ............              (3,298)                   -
       Equity loss in Targon subsidiary ...................................                   -                1,020
       Changes in assets and liabilities:
           Accounts receivable, net .......................................              (1,627)               2,547
           Inventories ....................................................                  74                  130
           Other assets ...................................................                 (23)                  59
           Accounts payable and accrued liabilities .......................              (3,600)                 124
           Other liabilities ..............................................                  71                   87
                                                                                   ------------         ------------

                          Total adjustments ...............................              (6,483)               4,736
                                                                                   ------------         ------------


         Net cash used for operating activities ...........................              (5,790)              (4,252)
                                                                                   ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from Prostagen Inc. (see Note 2).........................                 550                    -
Net proceeds from sale of laboratory and
    manufacturing facilities ..............................................               3,584                    -
Purchases of property and equipment........................................                 (93)                 (92)
                                                                                   ------------         ------------

         Net cash provided by (used for) investing activities..............               4,041                  (92)
                                                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.....................................               4,840                   26
Payment of long-term liabilities ..........................................                (774)                 (65)
                                                                                   ------------         ------------

         Net cash provided by (used for) financing activities..............               4,066                  (39)
                                                                                   ------------         ------------

Net increase (decrease) in cash and cash equivalents ......................               2,317               (4,383)

Cash and cash equivalents, beginning of period.............................               3,015                7,401
                                                                                   ------------         ------------
Cash and cash equivalents, end of period ..................................        $      5,332         $      3,018
                                                                                   ============         ============

                         The  accompanying  notes are an integral part of these statements.

                                                              4

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

     CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the development, commercialization and marketing of products to improve diagnosis and treatment of prostate disease, and of products for unmet needs in the broader urological and oncology markets. Cytogen has three products on the market including ProstaScint(R), a prostate cancer diagnostic, Quadramet(R), a treatment of bone cancer pain and OncoScint(R), an imaging agent for colorectal and ovarian cancers. Cytogen also holds the intellectual property rights to prostate specific membrane antigen ("PSMA"), a unique antigen under development for immunotherapeutic and other approaches, particularly in the area of prostate cancer.

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

                      CYTOGEN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


Net Income (Loss) Per Share

      Basic net income (loss) per common share is based upon the weighted average common shares outstanding during each period. Diluted net income per common share is based upon the weighted average common shares outstanding and common share equivalents which represent the incremental common shares that would have been outstanding under certain employee stock options and warrants, upon assumed exercise of dilutive stock options and warrants. The common stock equivalents were excluded from the diluted net loss per share calculation for the three months ended June 30, 1999 and 1998 and six months ended June 30, 1998, as their effect would be antidilutive.


2.  ACQUISITION OF PROSTAGEN, INC.:

     On June 15, 1999, CYTOGEN reacquired the rights for immunotherapy to its PSMA technology by acquiring 100% of the outstanding capital stock of Prostagen Inc. ("Prostagen") for 2,050,000 shares of CYTOGEN common stock, plus transaction costs. The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed from Prostagen based on their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the net tangible assets of approximately $1.2 million was assigned to acquired technology rights and has been recorded as a non-cash charge to operations in the accompanying financial statements. Acquired technology rights reflects the value of the PSMA technology development projects underway at the time of the Prostagen acquisition. The Company may issue up to an additional 450,000 shares of CYTOGEN common stock upon the satisfactory termination of lease obligations assumed in the Prostagen acquisition.

    The Company had sublicensed PSMA to Prostagen for prostate cancer immunotherapy in 1996. In connection with the acquisition, CYTOGEN acquired approximately $550,000 in cash, a minority ownership in Northwest Biotherapeutics, Inc., which is developing PSMA for cell therapy, and a contract with Velos, Inc. for marketing a cancer patient software management program for hospitals and health care payors. In addition, the Company may issue up to an additional $4.0 million worth of CYTOGEN common stock (based on the value at the time of issuance) if certain milestones are achieved in the PSMA development program. In addition the Company may issue up to 500,000 shares upon beneficial resolution of other contractual arrangements entered by Prostagen.


3. PROGENICS PHARMACEUTICALS, INC. JOINT VENTURE:

         On June 15, 1999, CYTOGEN entered into a joint venture with Progenics Pharmaceuticals, Inc. ("Progenics") to develop vaccine and antibody-based immunotherapeutic products utilizing CYTOGEN's proprietary PSMA technology. The joint venture will be owned equally by CYTOGEN and Progenics. Progenics will fund up to $3 million of development costs of the program. After that point, the

                      CYTOGEN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


Company and Progenics will equally share the future costs of the program. CYTOGEN has the exclusive North American marketing rights on products developed by the joint venture. In connection with the licensing of the PSMA technology to the joint venture, CYTOGEN will receive $2 million in payments of which $500,000 was received in June 1999, with the balance to be paid in installments through December 31, 2001. As a result, CYTOGEN recorded approximately $1.8 million in license fee revenue during the three months ended June 30, 1999, based on the net present value of the future payments (using a discount rate of 10%).


4.  SALE OF LABORATORY AND MANUFACTURING FACILITIES:

         In January 1999, the Company sold certain of its laboratory and manufacturing facilities to Bard BioPharma L.P., a subsidiary of Purdue Pharma L.P. ("Purdue"), for $3.9 million. CYTOGEN also signed a three-year agreement under which two of CYTOGEN's products, ProstaScint and OncoScint CR/OV, will continue to be manufactured by CYTOGEN at its former facility. As a result of the sale, the Company recognized a gain of approximately $3.3 million in its consolidated statement of operations during the first quarter of 1999.


5.  SALES OF CYTOGEN COMMON STOCK:

         In January 1999, the Company sold 2,666,667 shares of CYTOGEN common stock to a subsidiary of The Hillman Company for an aggregate price of $2.0 million or $0.75 per share. Also in January, the Company exercised a put right granted to CYTOGEN under a $12.0 million equity line agreement with an institutional investor, for the sale of 475,342 shares of common stock at an aggregate price of $500,000 or $1.0519 per share. The Company will not draw on the remaining $11.5 million of the equity line agreement and plans to take steps to deregister shares which were previously registered with the Securities and Exchange Commission ("SEC") to be issued under the facility.

         In August 1999, the Company sold to the State of Wisconsin Investment Board 3,105,590 shares of CYTOGEN common stock at an aggregate price of $5.0 million or $1.61 per share.

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

      In June 1999, CYTOGEN reacquired the rights for immunotherapy to its PSMA technology by acquiring 100% of the outstanding capital stock of Prostagen. The Company had sublicensed PSMA to Prostagen for prostate cancer immunotherapy in 1996. In connection with the acquisition, CYTOGEN acquired approximately $550,000 in cash, a minority ownership in Northwest Biotherapeutics, Inc. which is developing PSMA for cell therapy, and a contract with Velos, Inc. for marketing a cancer patient software management program for hospitals and health care payors (see Note 2 to the Consolidated Financial Statements).

      Also in June 1999, CYTOGEN entered into a joint venture with Progenics to develop vaccine and antibody-based immunotherapeutic products utilizing CYTOGEN's proprietary PSMA technology. The joint venture will be owned equally by CYTOGEN and Progenics. Progenics will fund up to $3 million of development costs of the program. After that point, the Company and Progenics will equally share the future costs of the program. CYTOGEN has exclusive North American marketing rights on products developed by the joint venture (see Note 3 to the Consolidated Financial Statements).

      In August 1999, the Company sold to the State of Wisconsin Investment Board 3,105,590 shares of CYTOGEN common stock at an aggregate price of $5.0 million or $1.61 per share.

Second quarters ended June 30, 1999 and 1998

      Revenues. Total revenues for the second quarter of 1999 were $4.5 million compared to $2.5 million for the same period in 1998 with the increase primarily attributable to licensing fees. Product related revenues, which included product sales and royalties, accounted for 47% of total revenues in 1999, versus 76% from the same period of 1998. License and contract revenues accounted for the remainder of revenues.

      Product related revenues for the second quarter in 1999 and 1998 were $2.1 million and $1.9 million, respectively. ProstaScint accounted for 80% and 77% of product related revenues in the second quarter of 1999 and 1998, respectively, while revenues from Quadramet accounted for 13% of product related revenues for both comparable quarters in 1999 and 1998. Sales of ProstaScint were $1.7 million in the second quarter of 1999 compared to $1.5 million in the second quarter of 1998. ProstaScint sales have experienced growth since product launch, however, there can be no assurance that such growth will continue. Revenues from Quadramet increased to $262,000 in the second quarter of 1999 from $253,000 in the second quarter of 1998. From the time of product launch in 1997 through June 1998, CYTOGEN recorded royalty revenues for Quadramet based on minimum contractual payments, which were in excess of actual sales. Subsequent to June

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


1998, the minimum royalty arrangement was discontinued and CYTOGEN recorded product revenues from Quadramet based on actual sales. Beginning in 1999, the Quadramet royalties are based on net sales of Quadramet by Berlex Laboratories ("Berlex"), CYTOGEN's new marketing partner for Quadramet. Berlex relaunched the product in March 1999. Although CYTOGEN believes that Berlex is an advantageous marketing partner, and that the product offers clinical advantages, there can be no assurance that Quadramet will, following the re-launch of the product, achieve market acceptance on a timely basis or sufficiently to result in significant revenues for CYTOGEN.

     Other product sales included revenues from OncoScint CR/OV which were $158,000 in 1999 compared to $169,000 in the comparable period of 1998. The Company sells OncoScint for diagnostic use in ovarian and colorectal cancer. The Company is experiencing competition in the colorectal market and expects this competition to increase.

      License and contract revenues for the second quarter in 1999 and 1998 were $2.4 million and $579,000, respectively, and included $212,000 and $427,000 of contract manufacturing revenues in 1999 and 1998, respectively. The Company is phasing out contract manufacturing services, due to the sale of the manufacturing facility earlier this year, and expects to receive no further revenues from this service after 1999. The 1999 license fee included approximately $1.8 million of revenues from the licensing of PSMA to a joint venture between CYTOGEN and Progenics (see Note 3 to the Consolidated Financial Statements). License and contract research revenues have fluctuated in the past and may fluctuate in the future.

      Operating Expenses. Total operating expenses for the second quarter of 1999 were $5.4 million and included a non-cash charge of approximately $1.2 million related to the acquisition of technology rights from Prostagen (see Note 2 to the Consolidated Financial Statements). Total operating expenses for the second quarter of 1998 were $7.1 million. The decrease from the prior year period was a result of savings realized from various actions taken in 1999 and 1998, including the sale of the manufacturing facility which reduced the cost of manufacturing the Company's products, closure of the Cellcor Inc. ("Cellcor") subsidiary in September 1998, corporate downsizing, and the curtailing of certain basic research and clinical programs. The savings over the prior year period included $765,000 from cost of product and contract manufacturing revenues, $1.1 million from the Cellcor closure, $641,000 from the termination and curtailing of certain basic research and clinical programs, and $206,000 from cost containment efforts in general and administrative services.

      Cost of product and contract manufacturing revenues for the second quarter of 1999 were $1.2 million compared to $1.9 million recorded in the same period of the prior year. The decrease from the prior year period is due to decreased contract manufacturing costs associated with decreased contract manufacturing activities in 1999 and lower manufacturing costs for CYTOGEN products. Under a January 1999 agreement with Purdue, employees involved in manufacturing will remain CYTOGEN employees, but Purdue will absorb their labor costs except for time spent on manufacturing CYTOGEN products. The majority of maintenance and facility related costs are absorbed by Purdue. Under that agreement, CYTOGEN manufacturing employees may be hired by Purdue.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Research and development expenses for the second quarter of 1999 were $981,000 compared to $2.7 million recorded in the same period of 1998. The decrease from the prior year period is due to the curtailing of certain of the Company's product development efforts including the closure of Cellcor, the termination of certain basic research programs and the scale back of various clinical programs.

      Acquisition of technology rights of $1.2 million represents a non-cash charge related to the acquisition of Prostagen (see Note 2 to the Consolidated Financial Statements).

      Selling and marketing expenses were $1.1 million for the second quarter of 1999 compared to $1.3 million in the same period of 1998. These expenses reflect the marketing efforts for ProstaScint product and expenses to establish and maintain PIE(TM) ("Partners in Excellence") program, a network of accredited nuclear medicine imaging centers ("PIE Site") that are certified as proficient in the interpreting of the ProstScint scans. As of July 28, 1999, there were 278 PIE Sites. The decrease in expenditures over the prior year period is due to the timing of certain marketing programs.

      General and administrative expenses for the second quarter of 1999 were $981,000 compared to $1.2 million for the comparable period in 1998. The decrease from the prior year is due to various cost containment efforts implemented in 1999 and 1998 including closure of Cellcor and corporate downsizing.

      Interest Income/Expense. Interest income for the second quarter of 1999 was $56,000 compared to $222,000 in the same period of 1998. Interest income during 1998 included interest realized from a $10.0 million note due from Targon Corporation ("Targon"), which was canceled as a result of the sale of the Company's interest in Targon during 1998 to Elan Corporation, plc ("Elan").

      Interest expense for the second quarter of 1999 was $42,000 compared to $220,000 recorded in the same period of 1998. Interest expense during 1998 included interest associated with a $10.0 million note due to Elan, which was canceled as a result of the sale of the Company's interest in Targon.

      Net Loss. Net loss to common stockholders for the second quarter in 1999 was $964,000 compared to a net loss of $4.7 million incurred in the same period of 1998. The net loss per common share was $0.01 on 65.6 million average common shares outstanding compared to a loss of $0.08 on 55.3 million average common shares outstanding for the same period in 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


Six months ended June 30, 1999 and 1998

      Revenues. Total revenues for the first half of 1999 and 1998 were $6.8 million and $6.6 million, respectively. Product related revenues, which included product sales and royalties, accounted for 60% of total revenues in 1999 versus 81% in the comparable period of 1998. License and contract revenues accounted for the remainder of revenues.

      Product related revenues for the first half of 1999 and 1998 were $4.0 million and $5.3 million, respectively. ProstaScint accounted for 81% and 56% of product related revenues in the first half of 1999 and 1998, respectively, while revenues from Quadramet accounted for 11% and 35% of product related revenues for the first half of 1999 and 1998, respectively. Sales of ProstaScint were $3.3 million in 1999 compared to $3.0 million in 1998. Revenues from Quadramet decreased to $461,000 in the first half of 1999 from $1.9 million in the same period of 1998. From the time of product launch in 1997 through June 1998, CYTOGEN recorded royalty revenues for Quadramet based on minimum contractual payments, which were in excess of actual sales. Subsequent to June 1998, the minimum royalty arrangement was discontinued and CYTOGEN recorded product revenues from Quadramet based on actual sales. Beginning in 1999, the Quadramet royalties are based on net sales of Quadramet by Berlex.

      Other product sales, including revenues from OncoScint CR/OV, were $321,000 in 1999 compared to $468,000 in the comparable period of 1998. The decrease from the prior year is due, in part, to the discontinuation of the autolymphocyte therapy treatment program resulted from the closure of Cellcor subsidiary. Revenues from OncoScint CR/OV were $321,000 in 1999 versus $431,000 in the same period of 1998. The decrease in OncoScint sales was a result of customers delaying orders pending a new production run with an extended shelf life. The Company is also experiencing increasing competition in the colorectal market.

      License and contract revenues for the first half of 1999 and 1998 were $2.7 million and $1.2 million, respectively, and included $501,000 and $912,000 of contract manufacturing revenues in 1999 and 1998, respectively. The Company is phasing out contract manufacturing services and expects to receive no further revenues from this service after 1999. The 1999 license fee included $1.8 million of revenue from the licensing of PSMA to a joint venture formed by CYTOGEN and Progenics (see Note 3 to the Consolidated Financial Statements).

      Operating Expenses. Total operating expenses for the first half of 1999 were $9.4 million and included a non-cash charge of $1.2 million related to the acquisition of technology rights from Prostagen. Total operating expenses for the comparable period in 1998 were $15.6 million. The decrease from the prior year period was a result of savings realized from various actions taken in 1999 and 1998, including the sale of the manufacturing facility which reduced the cost of manufacturing the Company's products, closure of the Cellcor subsidiary, corporate downsizing, the termination of product development efforts through Targon, and the termination and curtailing of certain basic research and clinical programs. The savings over the prior year period included $1.6 million from cost of product and contract manufacturing revenues, $2.3 million from the Cellcor closure, $1.0 million due to the sale of Targon, $1.6 million from the termination and curtailment of certain basic research and clinical programs, and $632,000 from cost containment efforts in general and administrative services.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Cost of product and contract manufacturing revenues for the first half of 1999 were $2.3 million compared to $3.8 million recorded in the same period of the prior year. The decrease from the prior year period is due to decreased contract manufacturing costs associated with decreased contract manufacturing activities in 1999 and lower manufacturing costs for CYTOGEN products.

      Research and development expenses for the first half of 1999 were $2.0 million compared to $5.8 million recorded in the same period of 1998. The decrease from the prior year period is due to the curtailing of certain of the Company's product development efforts including the closure of Cellcor, the termination of basic research programs and the scale back of various clinical programs.

      Acquisition of technology rights of $1.2 million represents a non-cash charge related to the acquisition of Prostagen (see Note 2 to the Consolidated Financial Statements).

     Equity loss in Targon subsidiary was $1.0 million during 1998. The Company sold its interest in Targon in 1998.

      Selling and marketing expenses were $2.0 million for the first half of 1999 compared to $2.3 million in the same period of 1998. These expenses reflect the marketing efforts for ProstaScint product and expenses to establish and maintain PIE program. The decrease in expenditures over the prior year period is due to the timing of certain marketing programs.

      General and administrative expenses for the first half of 1999 were $1.9 million compared to $2.6 million for the comparable period in 1998. The decrease from the prior year is due to various cost containment efforts implemented in 1999 and 1998, including the closure of Cellcor and corporate downsizing.

      Gain on sale of laboratory and manufacturing facilities. The Company recorded a gain of $3.3 million during 1999 resulting from a sale of certain of the Company's laboratory and manufacturing facilities to Purdue for $3.9 million in January 1999.

      Interest Income/Expense. Interest income for the first half of 1999 was $151,000 compared to $428,000 in the same period of 1998. Interest income during 1998 included interest realized from a $10.0 million note due from Targon, which was canceled as a result of the sale of the Company's interest in Targon.

      Interest expense for the first half of 1999 was $84,000 compared to $437,000 recorded in the same period of 1998. Interest expense during 1998 included interest associated with a $10.0 million note due to Elan, which was canceled as a result of the sale of the Company's interest in Targon.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Net Income (Loss). Net income to common stockholders for the first half of 1999 was $693,000 compared to a net loss of $9.1 million incurred in the same period of 1998. The basic earnings per common share were $0.01 on 64.9 million average common shares outstanding compared to a loss of $0.17 on 54.1 million average common shares outstanding for the same period in 1998. The 1999 diluted earnings per common share were $0.01 on 65.0 million average common shares outstanding compared to a diluted loss per share of $0.17 on 54.1 million average common shares outstanding in the same period of 1998.

Liquidity and Capital Resources

      The Company's cash and cash equivalents were $5.3 million as of June 30, 1999, compared to $3.0 million as of December 31, 1998. The cash used for operating activities for the six months ended June 30, 1999 was $5.8 million versus $4.3 million in the same period of 1998. Cash used for operating activities during 1999 included a final payment of $1.0 million to The Dupont Pharmaceuticals Company ("Dupont") for Quadramet manufacturing commitment and payments of various 1998 restructuring costs including severances. During 1998 the Company received $3.8 million of guaranteed minimum royalty payments from DuPont pursuant to a previous marketing arrangement which ended in June 1998.

      Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under its license agreements and interest earned on its cash and short term investments.

      In August 1999, the Company sold to the State of Wisconsin Investment Board 3,105,590 shares of CYTOGEN common stock at an aggregate price of $5.0 million or $1.61 per share.

      In connection with the acquisition of Prostagen in June 1999, the Company received $550,000 in cash along with other assets held by Prostagen (see Note 2 to the Consolidated Financial Statements). Also in June, CYTOGEN received its first payment of $500,000 related to the licensing of PSMA technology to a joint venture between CYTOGEN and Progenics. The remaining balance of $1.5 million will be paid in installments through December 31, 2001 (see Note 3 to the Consolidated Financial Statements).

      In January 1999, the Company sold its manufacturing and laboratory facilities for $3.9 million, of which $744,000 of the proceeds was used to repay the outstanding balance of a term loan entered in 1998.

      In January 1999, CYTOGEN sold 2,666,667 shares to a subsidiary of The Hillman Company at $0.75 per share for a total of $2.0 million. The shares were sold under a registration statement.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      In October 1998, the Company entered into an agreement with Kingsbridge Capital Ltd. ("Kingsbridge") for a $12 million common stock equity line. Pursuant to the Equity Line Agreement, the Company, subject to the satisfaction of certain conditions was granted the right to issue and sell to Kingsbridge, and Kingsbridge would be obligated to purchase up to $12 million of CYTOGEN common stock from time to time (collectively, the "Put Rights") over a two year period. In January 1999, the Company exercised a Put Right for the sale of 475,342 shares of common stock at an aggregate price of $500,000 or $1.0519 per share. The Company will not draw on the remaining $11.5 million of the equity line agreement and plans to take steps to deregister shares which were previously registered with the SEC to be issued under the facility.

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

      In 1996, CYTOGEN entered into an agreement with C.R Bard Inc. ("Bard") (the "Co-Promotion Agreement") to market and promote ProstaScint, pursuant to which Bard will make payments upon the occurrence of certain milestones, which include expansion of co-marketing rights in selected countries outside the U.S. During the term of the Co-Promotion Agreement, Bard will receive performance-based compensation for its services. In the six months ended June 30, 1999 and 1998, the Company recorded $325,000 and $300,000, respectively, for Bard commissions.

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

      The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products, license and research contracts, and control of spending. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Cont'd)


technology. The Company currently has no commitments or specific plans for acquisitions or strategic alliances. However, the Company believes that, if successful, such strategies may increase long term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses. To fund these strategic and operating activities, the Company may sell equity and debt securities as market conditions permit or enter into credit facilities.

      New Jersey has enacted legislation permitting certain New Jersey Corporations to sell net operating tax losses and research and development credits. The state developed procedures to implement the program through changes to the legislation. The Company has submitted an application to sell $9.2 million of tax benefits. However, no assurance can be given as to timing of the approval of the Company to sell the benefits, the amount the approval may be for, or the period over which the benefit may be realized.

      The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales. The Company expects that its existing capital resources as of June 30, 1999, together with the $5.0 million receipt from the sale of CYTOGEN common stock to the State of Wisconsin Investment Board in August 1999 and decreased operating costs will be adequate to fund the Company's operations through the year 2000. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital.

      The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, the costs associated with the acquisition of complementary products and technologies, progress in its product development efforts, the magnitude and scope of such efforts, progress with clinical trials, progress with regulatory affairs activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of its products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Based on the Company's historical ability to raise capital and current market conditions, the Company believes other financing alternatives are available. There can be no assurance that the financing commitments described above or other financial alternatives will be available when needed or at terms commercially acceptable to the Company or that the Company would have adequate authorized unissued shares available for issuance without stockholder approval.

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

      CYTOGEN's Internal Systems. The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Company's business, including clinical, purchasing, inventory management, sales, shipping, and financial reporting, as well as in various administrative functions. The Company has completed its evaluation of the Program and Systems to identify any potential year 2000 compliance problem. As a result, the Company's Programs and Systems were modified and replaced with fully compliant systems. The Company believes that it has achieved year 2000 compliance on internal systems.

      Readiness of Third Parties. The Company is also working with its processing banks, network providers and manufacturing partners to ensure their systems are year 2000 compliant. All these costs will be borne by the processors, network and software companies and manufacturing partners. In July a letter was sent to all vendors requesting a written statement indicating status of their compliance be received on or before August 23, 1999. Most responses have been received. Currently, the Company's processing banks and manufacturing partners are in the process of completing their year 2000 compliance programs. If the manufacturing partners systems fail on January 1, 2000 the Company's revenues may be adversely impacted. In the event that some or all of the processing banks are unable to be compliant, the Company will switch merchant year 2000 accounts to those that are compliant.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


                          =============================
                              Cautionary Statement

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

PART II  -  OTHER INFORMATION

Item 2    -       Sale of Uregistered Securities
-------
          In June 1999, the Company issued 2,050,000 shares of CYTOGEN common stock and may issue additional shares in connection with the acquisition of Prostagen (see Note 2 to the Consolidated Financial Statements). The shares were issued pursuant to Regulation D under the Securities Act of 1933, as amended (the "Act"). Each purchaser of the securities issued represented, and is to the best of the Company's knowledge, an accredited investor within the meaning of Rule 501 under the Act, except for one purchaser, who represented, and has to the best of the Company's knowledge, such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the transaction. The offering met the conditions within Regulation D.


Item 4    -       Submission of Matters to the Vote of Security Holders
------

          On June 16, 1999, the Company held its annual meeting of stockholders to elect directors; to consider and vote on approval of the 1999
          CYTOGEN Corporation Non-Employee Director Stock Option Plan; and transact such other business as might be brought before the meeting.

          The following tables set forth information regarding the number of votes cast for, against or withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq Stock Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers (broker non-votes). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders meeting. The election of directors is decided by a plurality of the votes cast. Therefore, votes that are withheld have no effect on the outcome of the vote. Adoption of the remaining proposal required the affirmative vote of a majority of shares cast at the meeting. Therefore, abstentions and broker non-votes have no effect on the vote.

          (i)  Election of Directors:


                                               Against or               Broker
           Nominee                     For      Withheld  Abstentions Non-Votes
           -------                     ---     ---------- ----------- ---------
           John E. Bagalay Jr.     58,992,054   2,900,618      N/A        N/A
           Ronald J. Brenner       59,817,856   2,074,816      N/A        N/A
           Stephen K. Carter       60,206,825   1,685,847      N/A        N/A
           James A. Grigsby        60,047,983   1,844,689      N/A        N/A
           Robert F. Hendrickson   60,088,768   1,803,904      N/A        N/A
           H. Joseph Reiser        60,625,214   1,267,458      N/A        N/A

          (ii) Adopt the 1999 CYTOGEN Corporation Non-Employee Director Stock Option Plan.

                                               Against or               Broker
                                       For      Withheld  Abstentions Non-Votes
                                       ---     ---------- ----------- ---------
                                   52,807,968   8,534,894   549,810       N/A

           (iii) No other business was transacted at the meeting.


Item 6  -        Exhibits and Reports on Form 8-K
-------
      (a) Exhibits:

           3.1    By-Laws of CYTOGEN Corporation, as amended.  Filed herewith.

           10.1 The 1999 CYTOGEN Corporation Non-Employee Directors Stock Option Plan. Filed herewith.*

           27 Financial Data Schedule (Submitted to SEC only in electronic format).



           * Compensatory Plan

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CYTOGEN CORPORATION





Date August  13, 1999                        By /s/ Jane M. Maida
     -------------------                        ----------------------------
                                                Jane M. Maida
                                                Chief Accounting Officer
                                                 (Authorized Accounting Officer)