Form 10-Q
period 1999-09-30
CYTOGEN CORP
filed 1999-11-15
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                (Mark One)
                |X|  QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934

                For the quarterly period ended September 30, 1999

                                       OR

                | |  TRANSITION REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934

        For the transition period from                to
                                       --------------    --------------

                        Commission file number 333-02015
                        --------------------------------

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
                                             ---   ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                  Outstanding at November 1, 1999
----------------------------                     -------------------------------
Common Stock, $.01 par value                                70,375,055

PART I  - FINANCIAL INFORMATION
-------------------------------
Item I - Consolidated Financial Statements

                                         CYTOGEN CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                   (All amounts in thousands, except share data)
                                                      (Unaudited)

                                                                            September 30,    December 31,
                                                                                1999             1998
                                                                            ------------     ------------
ASSETS:
Current Assets:
    Cash and cash equivalents .............................................  $   6,660       $   3,015
    Short-term investments ................................................      2,361              --
    Receivable on common stock sold .......................................         --           2,500
    Accounts receivable, net ..............................................      2,822           1,362
    Inventories ...........................................................        205             250
    Other current assets ..................................................        626             330
                                                                             ---------       ---------
       Total current assets ...............................................     12,674           7,457
                                                                             ---------       ---------

Property and Equipment:
    Leasehold improvements ................................................      9,075           9,438
    Equipment and furniture ...............................................      5,049           7,350
                                                                             ---------       ---------
                                                                                14,124          16,788

    Less-Accumulated depreciation and amortization ........................    (12,419)        (14,163)
                                                                             ---------       ---------

       Net property and equipment .........................................      1,705           2,625
                                                                             ---------       ---------

Other Assets ..............................................................      1,467             818
                                                                             ---------       ---------

                                                                             $  15,846       $  10,900
                                                                             =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Current portion of long-term liabilities ..............................  $     129       $     848
    Accounts payable and accrued liabilities ..............................      4,465           7,386
                                                                             ---------       ---------
         Total current liabilities ........................................      4,594           8,234
                                                                             ---------       ---------

Long-Term Liabilities .....................................................      2,303           2,223
                                                                             ---------       ---------

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,400,000 shares authorized -
    Series C Junior Participating Preferred Stock, $.01 par value,
      200,000 shares authorized, none issued and outstanding .............          --              --
  Common stock, $.01 par value, 89,600,000 shares authorized,
    70,375,000 and 61,950,000 shares issued and outstanding
      in 1999 and 1998, respectively ......................................        704             619
    Additional paid-in capital ............................................    310,796         301,836
    Accumulated deficit ...................................................   (302,551)       (302,012)
                                                                             ---------       ---------
       Total stockholders' equity .........................................      8,949             443
                                                                             ---------       ---------
                                                                             $  15,846       $  10,900
                                                                             =========       =========

                  The accompanying notes are an integral part of these statements

                                      CYTOGEN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (All amounts in thousands, except per share data)
                                                   (Unaudited)

                                                                   Three Months            Nine Months
                                                               Ended September 30,     Ended September 30,
                                                              --------------------    --------------------
                                                                1999        1998         1999       1998
                                                              --------    --------    --------    --------
Revenues:
    Product related:
       ProstaScint .......................................... $  1,646    $  1,597    $  4,899    $  4,593
       Quadramet ............................................       --         735          --         955
       Others ...............................................      188         228         509         696
                                                              --------    --------    --------    --------
                 Total product sales ........................    1,834       2,560       5,408       6,244

       Quadramet royalties ..................................      245          --         706       1,664
                                                              --------    --------    --------    --------
                 Total product related ......................    2,079       2,560       6,114       7,908

    License and contract ....................................      267         210       3,006       1,456
                                                              --------    --------    --------    --------
                 Total revenues .............................    2,346       2,770       9,120       9,364
                                                              --------    --------    --------    --------
Operating Expenses:
    Cost of product and contract manufacturing revenues .....      955       2,255       3,229       6,090
    Research and development ................................      708       2,579       2,746       8,341
    Acquisition of technology rights ........................       --          --       1,214          --
    Equity loss in Targon subsidiary ........................       --          --          --       1,020
    Selling and marketing ...................................    1,094       1,247       3,122       3,581
    General and administrative ..............................      892       3,212       2,784       5,833
                                                              --------    --------    --------    --------

                 Total operating expenses ...................    3,649       9,293      13,095      24,865
                                                              --------    --------    --------    --------

                 Operating loss .............................   (1,303)     (6,523)     (3,975)    (15,501)

Gain on sale of laboratory and
    manufacturing facilities ................................       --          --       3,298          --
Gain on sale of Targon subsidiary ...........................       --       2,833          --       2,833
Interest income  ...........................................       131         109         282         537
Interest expense ............................................      (60)        (97)       (144)       (535)
                                                              --------    --------    --------    --------

Net loss ...................................................    (1,232)     (3,678)       (539)    (12,666)
Dividends on series B preferred stock .......................       --          --          --        (119)
                                                              --------    --------    --------    --------

Net loss to common stockholders ............................. $ (1,232)   $ (3,678)   $   (539)   $(12,785)
                                                              ========    ========    ========    ========

Basic and diluted net loss per common share ................. $  (0.02)   $  (0.06)   $  (0.01)   $  (0.23)
                                                               ========    ========   ========    ========

Basic and diluted weighted average
    common shares outstanding ................................  68,757      58,149      66,204      55,426
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

                                           CYTOGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (All amounts in thousands)
                                                        (Unaudited)

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                  1999            1998
                                                                               ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss  ...................................................................  $   (539)       $(12,666)
                                                                               --------        --------
Adjustments to reconcile net loss to cash used for operating activities:
       Acquisition of technology rights .....................................     1,214              --
       Depreciation and amortization ........................................       786             974
       Imputed interest .....................................................       (33)             81
       Stock option and warrant grants ......................................       122              32
       Write down of assets .................................................        79              --
       Gain on sale of laboratory and manufacturing facilities ..............    (3,298)             --
       Gain on sale of Targon subsidiary ....................................        --          (2,833)
       Equity loss in Targon subsidiary .....................................        --           1,020
       Changes in assets and liabilities:
           Accounts receivable, net .........................................    (1,421)          2,868
           Inventories ......................................................        45             316
           Other assets .....................................................      (151)            (91)
           Accounts payable and accrued liabilities .........................    (3,660)          2,010
           Other liabilities ................................................        71              87
                                                                               --------        --------

                          Total adjustments .................................    (6,246)          4,464
                                                                               --------        --------

         Net cash used for operating activities .............................    (6,785)         (8,202)
                                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from Prostagen, Inc. (see Note 2) .........................       550              --
Net proceeds from sale of laboratory and
  manufacturing facilities ..................................................     3,584              --
Proceeds from sale of Targon subsidiary .....................................        --           2,000
Purchases of short-term investments .........................................    (2,361)             --
Purchases of property and equipment .........................................      (139)           (109)
                                                                               --------        --------

         Net cash provided by investing activities ..........................     1,634           1,891
                                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ......................................     9,578              37
Proceeds from issuance of notes payable .....................................        --           2,000
Payment of long-term liabilities ............................................      (782)           (100)
                                                                               --------        --------

         Net cash provided by financing activities ..........................     8,796           1,937
                                                                               --------        --------

Net increase (decrease) in cash and cash equivalents ........................     3,645          (4,374)

Cash and cash equivalents, beginning of period ..............................     3,015           7,401
                                                                               --------        --------

Cash and cash equivalents, end of period ....................................  $  6,660        $  3,027
                                                                               ========        ========

                           The accompanying notes are an integral part of these statements


                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

     CYTOGEN Corporation ("CYTOGEN" or the "Company") is a biopharmaceutical company engaged in the development, commercialization and marketing of products to improve diagnosis and treatment of prostate disease, and of products for unmet needs in the broader urological and oncology markets. Cytogen has three products on the market including ProstaScint(R) prostate cancer diagnostic, Quadramet(R) treatment for bone cancer pain from cancer that has spread to the bone and OncoScint(R) imaging agent for colorectal and ovarian cancers. Cytogen also holds the intellectual property rights to prostate specific membrane antigen ("PSMA"), a unique antigen under development for immunotherapeutic and other approaches, particularly in the area of prostate cancer.

Basis of Consolidation

      The consolidated financial statements include the accounts of CYTOGEN and its wholly- owned subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

      The consolidated financial statements of CYTOGEN Corporation are unaudited and include all adjustments which in the opinion of management are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 1998. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

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


2.  ACQUISITION OF PROSTAGEN, INC.:

     On June 15, 1999, CYTOGEN reacquired the rights for immunotherapy to its PSMA technology by acquiring 100% of the outstanding capital stock of Prostagen, Inc. ("Prostagen") for 2,050,000 shares of CYTOGEN common stock, plus transaction costs. The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed from Prostagen based on their respective fair values at the acquisition date. The excess of the purchase price over the fair value of the net tangible assets of approximately $1.2 million was assigned to acquired technology rights and has been recorded as a non-cash charge to operations in the accompanying financial statements. Acquired technology rights reflects the value of the PSMA technology development projects underway at the time of the Prostagen acquisition. The Company may issue up to an additional 450,000 shares of CYTOGEN common stock upon the satisfactory termination of lease obligations assumed in the Prostagen acquisition.

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


3. PROGENICS PHARMACEUTICALS, INC. JOINT VENTURE:

         On June 15, 1999, CYTOGEN entered into a joint venture with Progenics Pharmaceuticals, Inc. ("Progenics") to develop vaccine and antibody-based immunotherapeutic products utilizing CYTOGEN's proprietary PSMA technology. The joint venture will be owned equally by CYTOGEN and Progenics. Progenics will fund up to $3 million of development costs of the program. After that point, the Company and Progenics will equally share the future costs of the program. CYTOGEN has the exclusive North American marketing rights on products developed by the joint venture. In connection with the licensing of the PSMA technology to the joint venture, CYTOGEN will receive $2 million in payments of which $500,000 was received in June 1999, with the balance to be paid in installments through

                      CYTOGEN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


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


5.  SALES OF CYTOGEN COMMON STOCK:

         In January 1999, the Company sold 2,666,667 shares of CYTOGEN common stock to a subsidiary of The Hillman Company for an aggregate price of $2.0 million or $0.75 per share. Also in January, the Company exercised a put right granted to CYTOGEN under a $12.0 million equity line agreement with an institutional investor, for the sale of 475,342 shares of common stock at an aggregate price of $500,000 or $1.0519 per share. The Company will not draw on the remaining $11.5 million of the equity line agreement and has deregistered shares which were previously registered with the Securities and Exchange Commission ("SEC") to be issued under the facility.

         In August 1999, the Company sold to the State of Wisconsin Investment Board 3,105,590 shares of CYTOGEN common stock at an aggregate price of $5.0 million or $1.61 per share.


6.  SALE OF UNDEVELOPED LAND:

         In October 1999, the Company sold its undeveloped land in Ewing, New Jersey for net proceeds of $714,000. As a result of the sale, the Company will recognize a gain of approximately $54,000 in its consolidated statement of operations during the fourth quarter of 1999.

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

      In July 1999, the Company submitted an application to sell $9.2 million of state tax benefits pursuant to state legislation permitting certain New Jersey corporations to sell unused net operating tax losses and research and development credits. The Company has received notice of approval, however, no assurance can be given as to timing of closing of the sale of the benefits, the amount the approval may be for, or the period over which the benefit may be realized.

      In August 1999, the Company sold to the State of Wisconsin Investment Board 3,105,590 shares of CYTOGEN common stock at an aggregate price of $5.0 million or $1.61 per share.

      In October 1999, the Company sold its undeveloped land in Ewing, New Jersey for net proceeds of $714,000.

      During November 1999, the Company reached an agreement in principle with the Bard Urological Division of the C.R. Bard Company ("Bard") to assume sole responsibility for the marketing and sales of the Company's ProstaScint product, and to phase out the existing co-marketing agreement (the "Co-Marketing Agreement") with Bard. The Company entered into the Co-Marketing Agreement with Bard in 1996 to market and promote ProstaScint. The transition is expected to be concluded by mid-year 2000, with the co-marketing agreement terminated at that time. The Company has sales personnel marketing the ProstaScint product at present, and is currently expanding its sales force. However, the Company has limited experience in direct selling and can not give any assurance as to the impact on sales by assuming selling efforts itself.


Three months ended September 30, 1999 and 1998

      Revenues. Total revenues for the third quarter of 1999 were $2.3 million compared to $2.8 million for the same period in 1998 with the decrease primarily attributable to lower Quadramet royalty revenues during the third quarter of 1999 versus actual sales during the comparable period of 1998 (described below). Product related revenues, which included product sales and royalties, accounted for 89% of total revenues in 1999, versus 92% from the same period of 1998. License and contract revenues accounted for the remainder of revenues.

      Product related revenues for the third quarter of 1999 were $2.1 million compared to $2.6 million for the same period in 1998. ProstaScint accounted for 79% and 62% of product related revenues in the third quarter of 1999 and 1998, respectively, while revenues from Quadramet accounted for 12% and 29% of product

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


related revenues, respectively, for the third quarters in 1999 and 1998. Sales of ProstaScint were $1.6 million for both comparable quarters of 1999 and 1998. ProstaScint sales have experienced growth since product launch, but the growth has been inconsistent. There can be no assurance that growth will continue.

    Revenues from Quadramet were $245,000 in the third quarter of 1999 compared to $735,000 of Quadramet revenues in the third quarter of 1998. Royalty revenues during the third quarter of 1999 were reduced by $65,000 (for second and third quarters of 1999) related to product distribution agreements between Berlex Laboratories ("Berlex") and its distributors. From the time of product launch in 1997 through June 1998, CYTOGEN recorded royalty revenues for Quadramet based on minimum contractual payments, which were in excess of actual sales. Subsequent to June 1998, the minimum royalty arrangement was discontinued and CYTOGEN recorded product revenues from Quadramet based on actual sales. Beginning in 1999, Quadramet royalties are based on net sales of Quadramet by Berlex, CYTOGEN's marketing partner for Quadramet. Berlex relaunched the product in March 1999. Although CYTOGEN believes that Berlex is an advantageous marketing partner, and that the product offers clinical advantages, there can be no assurance that Quadramet will, following the re-launch of the product, achieve market acceptance on a timely basis or sufficiently to result in significant revenues for CYTOGEN.

      Other product sales included revenues from OncoScint CR/OV which were $188,000 in 1999 compared to $214,000 in the comparable period of 1998. The Company sells OncoScint for diagnostic use in ovarian and colorectal cancer. The Company is experiencing competition in the colorectal market and expects this competition to increase.

      License and contract revenues for the third quarter of 1999 and 1998 were $267,000 and $210,000, respectively, and included $102,000 and $229,000 of contract manufacturing revenues in 1999 and 1998, respectively. The Company is phasing out contract manufacturing services, due to the sale of the manufacturing facility earlier this year, and expects to receive no further revenues from this service after 1999. License and contract research revenues have fluctuated in the past and may fluctuate in the future.

      Operating Expenses. Total operating expenses for the third quarter of 1999 were $3.6 million compared to $9.3 million recorded in the third quarter of 1998. The decrease from the prior year period was a result of savings realized from various actions taken in 1999 and 1998, including the sale of the manufacturing facility which reduced the cost of manufacturing the Company's products, closure of the Cellcor Inc. ("Cellcor") subsidiary in September 1998, corporate downsizing, and the curtailing of certain basic research and clinical programs. The savings over the prior year period included $1.3 million from cost of product and contract manufacturing revenues, $1.8 million from the Cellcor closure, $1.1 million from the termination and curtailing of certain basic research and clinical programs, and $1.3 million from the cost containment efforts in general and administrative services and from the 1998 restructuring costs associated with the implementation of a turn-around plan and corporate downsizing.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Cost of product and contract manufacturing revenues for the third quarter of 1999 were $955,000 compared to $2.3 million recorded in the same period of the prior year. The decrease from the prior year period is due to decreased contract manufacturing costs associated with decreased contract manufacturing activities in 1999, lower manufacturing costs for ProstaScint, OncoScint and the elimination of Quadramet manufacturing costs which were included in the third quarter of 1998. Under a January 1999 agreement with Purdue, employees involved in manufacturing will remain CYTOGEN employees, but Purdue will absorb their labor costs except for time spent on manufacturing CYTOGEN products. The majority of maintenance and facility related costs are absorbed by Purdue. Under that agreement, CYTOGEN manufacturing employees may be hired by Purdue.

      Research and development expenses for the third quarter of 1999 were $708,000 compared to $2.6 million recorded in the same period of 1998. The decrease from the prior year period is due to the curtailing of certain of the Company's product development efforts including the closure of Cellcor, the termination of certain basic research programs and the scale back of various clinical programs.

      Selling and marketing expenses were $1.1 million for third quarter of 1999 compared to $1.2 million in the same period of 1998. These expenses reflect the marketing efforts for ProstaScint product and expenses to establish and maintain the PIE(TM) ("Partners in Excellence") program, a network of accredited nuclear medicine imaging centers ("PIE Site") that are certified as proficient in the interpreting of the ProstScint scans. As of October 25, 1999, there were 299 PIE Sites. The decrease in expenditures over the prior year period is due to the timing of certain marketing programs and these expenses may fluctuate from quarter to quarter and may increase over time as product marketing efforts increase.

      General and administrative expenses for the third quarter of 1999 were $892,000 compared to $3.2 million for the comparable period in 1998. The decrease from the prior year is due to various cost containment efforts implemented in 1999 and 1998, the 1998 restructuring costs associated with the implementation of a turn-around plan, Cellcor closure, and corporate downsizing.

      Interest Income/Expense. Interest income for the third quarter of 1999 was $131,000 compared to $109,000 in the same period of 1998. The increase from the prior year period is due to higher average cash and short-term investment balances for the periods.

      Interest expense for the third quarter of 1999 was $60,000 compared to $97,000 recorded in the same period of 1998. The decrease from the prior year is due to the 1998 imputed interest relating to an agreement to reacquire the marketing rights to OncoScint CR/OV.

       Net Loss. Net loss to common stockholders for the third quarter in 1999 was $1.2 million compared to a net loss of $3.7 million incurred in the same period of 1998. The net loss per common share was $0.02 on 68.8 million average common shares outstanding compared to a loss of $0.06 on 58.1 million average common shares outstanding for the same period in 1998.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


Nine months ended September 30, 1999 and 1998

      Revenues. Total revenues for the nine months ended September 30, 1999 and 1998 were $9.1 million and $9.4 million, respectively. Product related revenues, which included product sales and royalties, accounted for 67% of total revenues in 1999 versus 84% in the comparable period of 1998. License and contract revenues accounted for the remainder of revenues.

      Product related revenues for the nine months ended September 30, 1999 and 1998 were $6.1 million and $7.9 million, respectively. ProstaScint accounted for 80% and 58% of product related revenues for the nine months in 1999 and 1998, respectively, while revenues from Quadramet accounted for 12% and 33% of product related revenues for the nine months in 1999 and 1998, respectively. Sales of ProstaScint were $4.9 million in 1999 compared to $4.6 million in 1998.

    Revenues from Quadramet decreased to $706,000 in the nine months ended September 30, 1999 from $2.6 million in the same period of 1998. From the time of product launch in 1997 through June 1998, CYTOGEN recorded royalty revenues for Quadramet based on minimum contractual payments, which were in excess of actual sales. Subsequent to June 1998, the minimum royalty arrangement was discontinued and CYTOGEN recorded product revenues from Quadramet based on actual sales. Beginning in 1999, the Quadramet royalties are based on net sales of Quadramet by Berlex.

      Other product sales, including revenues from OncoScint CR/OV, were $509,000 in 1999 compared to $696,000 in the comparable period of 1998. The decrease from the prior year is due, in part, to the discontinuation of the autolymphocyte therapy treatment program resulted from the closure of Cellcor subsidiary. Revenues from OncoScint CR/OV were $500,000 in 1999 versus $645,000 in the same period of 1998. The decrease in OncoScint sales was a result of increased competition in the colorectal market.

      License and contract revenues for the nine months ended September 30, 1999 and 1998 were $3.0 million and $1.5 million, respectively, and included $603,000 and $1.1 million of contract manufacturing revenues in 1999 and 1998, respectively. The Company is phasing out contract manufacturing services and expects to receive no further revenues from this service after 1999. The 1999 license fee included $1.8 million of revenue from the licensing of PSMA to a joint venture formed by CYTOGEN and Progenics (see Note 3 to the Consolidated Financial Statements).

      Operating Expenses. Total operating expenses for the nine months ended September 30, 1999 were $13.1 million and included a non-cash charge of $1.2 million related to the acquisition of technology rights from Prostagen. Total operating expenses for the comparable period in 1998 were $24.9 million. The decrease from the prior year period was a result of savings realized from various actions taken in 1999 and 1998, including the sale of the manufacturing facility which reduced the cost of manufacturing the Company's products, closure of the Cellcor subsidiary, corporate downsizing, the termination of product

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


development efforts through Targon, and the termination and curtailing of certain basic research and clinical programs. The savings over the prior year period included $2.8 million from cost of product and contract manufacturing revenues, $4.0 million from the Cellcor closure, $1.0 million due to the sale of Targon, $2.7 million from the termination and curtailment of certain basic research and clinical programs, and $1.9 million from cost containment efforts in general and administrative services and from the 1998 restructuring costs associated with the implementation of a turn-around plan and corporate downsizing.

      Cost of product and contract manufacturing revenues for the nine months ended September 30, 1999 were $3.2 million compared to $6.1 million recorded in the same period of the prior year. The decrease from the prior year period is due to decreased contract manufacturing costs associated with decreased contract manufacturing activities in 1999 and lower manufacturing costs for CYTOGEN products.

      Research and development expenses for the nine months ended September 30, 1999 were $2.7 million compared to $8.3 million recorded in the same period of 1998. The decrease from the prior year period is due to the curtailing of certain of the Company's product development efforts including the closure of Cellcor, the termination of basic research programs and the scale back of various clinical programs.

      Acquisition of technology rights of $1.2 million represents a non-cash charge related to the acquisition of Prostagen (see Note 2 to the Consolidated Financial Statements).

     Equity loss in Targon subsidiary was $1.0 million during 1998. The Company sold its interest in Targon in 1998.

      Selling and marketing expenses were $3.1 million for the nine months ended September 30, 1999 compared to $3.6 million in the same period of 1998. These expenses reflect the marketing efforts for ProstaScint product and expenses to establish and maintain PIE program. The decrease in expenditures over the prior year period is due to the timing of certain marketing programs.

      General and administrative expenses for the nine months ended September 30, 1999 were $2.8 million compared to $5.8 million for the comparable period in 1998. The decrease from the prior year is due to various cost containment efforts implemented in 1999 and 1998, including the closure of Cellcor and corporate downsizing, and to the 1998 restructuring costs including severance and implementation of a turn-around plan.

      Gain on sale of laboratory and manufacturing facilities. The Company recorded a gain of $3.3 million during 1999 resulting from a sale of certain of the Company's laboratory and manufacturing facilities to Purdue for $3.9 million in January 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Interest Income/Expense. Interest income for the nine months ended September 30, 1999 was $282,000 compared to $537,000 in the same period of 1998. Interest income during 1998 included interest realized from a $10.0 million note due from Targon, which was canceled as a result of the sale of the Company's interest in Targon.

      Interest expense for the nine months ended September 30, 1999 was $144,000 compared to $535,000 recorded in the same period of 1998. Interest expense during 1998 included interest associated with a $10.0 million note due to Elan, which was canceled as a result of the sale of the Company's interest in Targon, and imputed interest relating to an agreement to reacquire the marketing rights to OncoScint CR/OV.

      Net Loss. Net loss to common stockholders for the nine months ended September 30, 1999 was $539,000 compared to a net loss of $12.8 million incurred in the same period of 1998. The net loss per common share was $0.01 on 66.2 million average common shares outstanding compared to a loss of $0.23 on 55.4 million average common shares outstanding for the same period in 1998.


Liquidity and Capital Resources

      The Company's cash, cash equivalents and short-term investments were $9.0 million as of September 30, 1999, compared to $3.0 million as of December 31, 1998. The cash used for operating activities for the nine months ended September 30, 1999 was $6.8 million versus $8.2 million in the same period of 1998. Cash used for operating activities during 1999 included a final payment of $1.0 million to The Dupont Pharmaceuticals Company ("Dupont") for the Quadramet manufacturing commitment, and payments of various 1998 restructuring costs including severances.

      Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under its license agreements and interest earned on its cash and short term investments. In October 1999, the Company sold its undeveloped land in Ewing, New Jersey for net proceeds of $714,000 and the Company received approval for the sale of its unused net operating tax losses and research and development credits by the State of New Jersey. The amount available for sale is yet to be determined.

      In August 1999, the Company sold to the State of Wisconsin Investment Board 3,105,590 shares of CYTOGEN common stock at an aggregate price of $5.0 million or $1.61 per share. As a result of this funding the Company terminated the remaining $11.5 million of a $12 million equity line agreement, that was entered into in October 1998, and has deregistered shares which were previously registered with the SEC to be issued under the facility.

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

      In January 1999, the Company sold its manufacturing and laboratory facilities for $3.9 million, of which $744,000 of the proceeds was used to repay the outstanding balance of a term loan entered in 1998. In addition, CYTOGEN sold 2,666,667 shares to a subsidiary of The Hillman Company at $0.75 per share for a total of $2.0 million. The shares were sold under a registration statement.

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

      In 1996, CYTOGEN entered into the Co-Marketing Agreement to market and promote ProstaScint. The Bard Co-Marketing Agreement is being terminated and expected to be concluded by mid-year 2000. The Company will continue to make commission payments to Bard at a declining rate. In the nine months ended September 30, 1999 and 1998, the Company recorded $489,000 and $550,000, respectively, for Bard commissions.

      The Company's capital and operating requirements may change depending upon various factors, including: (i) the success of the Company and its strategic partners in manufacturing, marketing and commercialization of its other products; (ii) the amount of resources which the Company devotes to clinical evaluations and the expansion of marketing and sales capabilities; (iii) results of clinical trials and research and development activities; and (iv) competitive and technological developments, in particular the Company may expend funds for development of its PSMA technologies .

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

      The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales. The Company expects that its existing capital resources as of September 30, 1999, together with the net proceed of $714,000 from a sale of the undeveloped land in October 1999 and decreased operating costs will be adequate to fund the Company's operations through the year 2000. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital.

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

      CYTOGEN's Internal Systems. The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems (collectively, Programs and Systems). These Programs and Systems are used in several key areas of the Company's business, including clinical, purchasing, inventory management, sales, shipping, and financial reporting, as well as in various administrative functions. The Company has completed its evaluation of the Program and Systems to identify any potential year 2000 compliance problem. As a result, the Company's Programs and Systems were modified and replaced with fully compliant systems. The Company believes that it has achieved year 2000 compliance on all of its critical and non-critical internal systems.

      Readiness of Third Parties. The Company is also working with its processing banks, network providers and manufacturing partners to ensure their systems are year 2000 compliant. All these costs will be borne by the processors, network and software companies and manufacturing partners. In July a letter was sent to all vendors requesting a written statement indicating status of their compliance. Currently, the Company's processing banks and manufacturing partners are in the process of completing their year 2000 compliance programs. If the manufacturing partners systems fail on January 1, 2000 the Company's revenues may be adversely impacted. In the event that some or all of the processing banks are unable to be compliant, the Company will switch merchant year 2000 accounts to those that are compliant.

      Risks Associated with the Year 2000. The Company is not aware, at this time, of any Year 2000 non-compliance that will not be fixed by the Year 2000. However, some risks that the Company faces include: the failure of internal information systems, defects in its work environment, a slow down in its customers' ability to make payments, and the availability of products for sale.

      Contingency Plans. The Company has completed a contingency plan to address a worst case year 2000 scenario. This contingency plan will be fully tested by November 29, 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


                         ==============================
                              Cautionary Statement


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

PART II  -  OTHER INFORMATION

Item 5      -       Other Information
------

               On September 22, 1999, the Company received a warning letter from the U.S. Food and Drug Administration ("FDA") relating to its former manufacturing facilities. The warning letter followed an inspection of the facilities which was concluded during late Spring of 1999. The Company has cooperated fully with the FDA in the inspection and has taken steps to correct the noted items. The Company believes that it has resolved a majority of the items and is implementing steps to address the remaining items. Products and manufacturing are not affected and the Company believes that there are no product safety concerns. The facility in which manufacturing of the Company's products takes place was sold to a third party in January 1999, and manufacturing personnel is being phased to that party by year end.


Item 6(a)  -      Exhibits
---------

          27   Financial Data Schedule
               (Submitted to SEC only in electronic format).

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYTOGEN CORPORATION





Date November 15, 1999                  By /s/ Jane M. Maida
     ---------------------                 -------------------------------------
                                           Jane M. Maida
                                           Chief Accounting Officer
                                           (Authorized Accounting Officer)