Form 10-K
period 1999-12-31
CYTOGEN CORP
filed 2000-03-28
CIK 725058

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

   For the fiscal year ended December 31, 1999

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

   For the transition period from __________ to __________

                       Commission file number 333-02015

                              CYTOGEN CORPORATION

            (Exact name of registrant as specified in its charter)

                     Delaware                             22-2322400
          -------------------------------             -------------------
          (State or other jurisdiction of             (I.R.S. employer
          incorporation or organization)              identification no.)

600 College Road East, CN5308, Princeton, New Jersey       08540-5308
----------------------------------------------------  -------------------
      (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code: (609) 750-8200.

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                      -----------------------------------
                               (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.
                                             ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on February 14, 2000, based on $13.438 per share, the last reported sale price on the NASDAQ National Market on that date, was $823 million. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of February 14, 2000 was 70,811,959 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                        Form 10K
                                   Document                               Part
                                   --------                             --------

     Portions of the definitive Proxy Statement with respect to              III
     the 2000 Annual Meeting of Stockholders (hereinafter referred to as the "Proxy Statement") to be filed by Cytogen
     Corporation with the Commission, but specifically excluding the sections titled "Compensation Committee Report on Executive Compensation" and "Performance Graph", which shall not be deemed to be incorporated by reference herein.

                                    PART I

Item 1. Business

--------------------------------------------------------------------------------

Business

OVERVIEW

Cytogen is an established biopharmaceutical company with two principal lines of business, proteomics and oncology. We are extending our expertise in antibodies and molecular recognition to the development of new products and a proteomics-driven drug discovery platform. We have established a pipeline of product candidates based upon our proprietary antibody and prostate specific membrane antigen, or PSMA, technologies. We are also developing a proprietary protein pathway database as a drug discovery and development tool for the pharmaceutical and biotechnology industries.

Our cancer management franchise currently comprises three marketed FDA-approved products: ProstaScint, used to image the extent and spread of prostate cancer; OncoScint CR/OV, marketed as a diagnostic imaging agent for colorectal and ovarian cancer and Quadramet, marketed for the relief of cancer-related bone pain. We are extending our cancer pipeline by exploiting PSMA, which we exclusively licensed from Memorial Sloan-Kettering Cancer Center. PSMA is a unique antigen highly expressed in prostate cancer cells and in the neovasculature of a variety of other solid tumors, including breast, lung and colon. We are developing our PSMA technology as part of our approach to offering a full range of prostate cancer management products and services throughout the progression of the disease, including gene-based immunotherapy vaccines, antibody-delivered therapeutic compounds and novel assays for detection of primary prostate cancer. We also plan to apply our PSMA technology, including therapeutics and in vitro diagnostics, toward other types of cancer based upon our experience in prostate cancer. Our in vivo immunotherapeutic development program is being conducted in collaboration with Progenics Pharmaceuticals, Inc.

Proteomics is the study of the expression and interaction of proteins. Genomics is the study and identification of an organism's genetic makeup. While genomics provides important information regarding genetic makeup, it does not directly provide information regarding protein functions or protein interactions. However, genomics data can prove useful in proteomics research as a source of obtaining complete protein sequences of ligands we have identified. Public availability of this genomics information allows for effective integration in our database of public and proprietary information. We recognized in our past research that the key to understanding or developing the means to intervene in diseases was primarily based on understanding protein interactions rather than only through the use or study of genomics. We undertook this approach on our own initiative and with our own funds. Our proteomics program, under development by our subsidiary, AxCell Biosciences Corporation, is focused on the identification of protein interaction and signaling pathways within cells as relating to disease processes.

We utilize our proprietary proteomics technology to map selective protein-protein interactions and to develop a database, called the Inter-Functional Proteomic Database, or IFP Database, which includes data relating to protein signaling pathways linked to a variety of other bioinformatic data. The IFP Database is designed to permit customers to integrate existing databases, both public and proprietary, with our proprietary data to create a "virtual laboratory' on the computer desktop of researchers involved in drug discovery. We believe this database has significant potential commercial value to the pharmaceutical and biotechnology industries as a means of expediting drug target identification, validation, screen development and lead compound optimization faster and cheaper than with current methodologies. These proprietary technologies are designed to provide a platform from which we can quickly and cost-effectively determine protein-protein interactions and build pathways of intracellular signaling data. Our IFP Database also offers a consolidated platform to enable statistical and mathematical modeling of complex protein pathways.

PROTEOMICS

We are developing a proprietary protein pathway database called the Inter-Functional Proteomic Database, or IFP Database, as a discovery and development tool for subscribers in the pharmaceutical and biotechnology industries. Our bioinformatics platform is designed to identify drug targets for optimization and development, through the application of our novel, innovative and rapid techniques for deriving intracellular protein-pathway data. We are designing the IFP Database, with our partner InforMax, Inc., to permit use of the Internet to integrate our information with a customer's proprietary data and other information, including public genomics data.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Our technology potentially shortens the drug discovery process by providing efficacy and potential toxicity information while utilizing existing high-throughput screening instrumentation. We believe that using the IFP Database may permit pharmaceutical and biotechnology companies to validate protein targets for drug discovery faster and cheaper than with current methodologies. In addition, we believe that the development of the database will continue to lead to the identification of novel proteins that we may develop exclusively or with partners. We plan to offer customers multi-year subscriptions to the IFP Database. We also plan to chart increasingly greater portions of the proteome and add these results to the IFP Database. Additionally, we will price our subscriptions in relation to the amount and quality of information that the IFP Database provides, thus allowing us to scale our price structure as the database grows.

Drug discovery
The traditional drug discovery process involves testing or screening compounds in disease models. Researchers often engage in the process with little knowledge of the intracellular processes underlying the disease or the specific drug target within the cell. Thus, companies must screen a very large number of arbitrarily selected compounds to obtain a desired change in a disease model. While this approach sometimes produces drugs successfully, we believe it has the following limitations:

 .inefficiency: it is capital intensive and time consuming in identifying and validating targets;

 .low productivity: it yields relatively few new drug candidates;

 .lack of information: it provides little information about the intracellular processes or targets, to guide target selection and subsequent drug development; and

 .risk of side effects: it often results in drug candidates with a risk of serious side effects.

In an effort to overcome some of the difficulties associated with traditional drug discovery, scientists have turned to genomics as a means of better understanding the roots of disease. Scientists believed that a comprehensive knowledge of an organism's genetic makeup would lead to more efficient drug discovery. While useful, DNA sequence analysis alone does not lead efficiently to new target identification, because one cannot easily infer the functions of gene products, or proteins, and protein pathways from DNA sequence.

Proteomic technologies offer significant opportunities to improve the drug discovery process. By focusing on protein activity levels, or expression levels, researchers are able to learn more about the role proteins play in causing and treating disease. Proteomics also aids in deciphering the mechanisms of disease and increasing both the opportunity to develop drugs with reduced side effects and an increased probability of clinical trial success. We believe proteomics has the potential to increase substantially the number of drug targets and thereby the number of new drugs.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The current environment
The drive to understand basic biological mechanisms has led to two distinct, yet related, approaches to the study of molecular biology, genomics and proteomics. Genomics is the study and identification of an organism's genetic makeup. Proteomics is the study of protein expression and protein interaction within cells.

[Genomics to Proteomics Flowchart]

As seen above, drug discovery research has undergone a transition from emphasis on structural genomics, to functional genomics, to structural proteomics and finally to functional proteomics.

The two main components of genomics research are structural and functional. The structural effort is comprised of identifying gene sequences and identifying gene variants. This research has primarily been approached through the use of DNA sequencing, gene mapping and positional cloning. Identification of gene sequence does not lead directly to targets for drug discovery but does give information that is useful to functional genomics and proteomics. Identification of gene variants can lead to targets for drug discovery, but for the most part they lead to pathways associated with disease. Some of the protein components of those pathways are the ultimate targets for drug discovery.

The functional study of genomics consists primarily of gene expression. The genes expressed in normal and diseased tissue differ, and gene expression techniques can comprehensively distinguish between the two. Gene expression has been studied using gel-based and chip-based technologies. Although the genes expressed lead to potential targets in the proteins for which they code, there are several limitations to consider:

 .there may be no correlation between gene expression and protein production;

 .interactions between proteins cannot be predicted; and

 .gene expression cannot account for changes to the protein once the protein has been created.

Due to these limitations, gene expression cannot give a full explanation of the biological function of proteins within cells.

Proteomics research efforts can also be categorized as structural and functional. Structural proteomics, or protein expression, measures the number and types of proteins existent in normal and diseased cells. Two-dimensional gel electrophoresis and mass spectrometry are the primary tools used in protein expression analysis. This approach is useful in defining the structure of proteins in a cell. Some of these proteins may be targets for drug discovery. However, the role of the protein in the disease is still not defined.

Functional proteomics is the study of proteins' biological activities. An important function of proteins is the transmission of signals using intricate pathways populated by proteins which interact with one another. Understanding the role proteins play in these signaling pathways allows a better understanding of their function in cellular behavior. Aberrations in the interaction of proteins with one another are at the heart of the molecular basis of many diseases. We believe analysis of protein pathways will identify those proteins that play a role in causing or preventing disease. Our proteomics business is focused upon this area.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The most widely used method for studying protein interactions is the yeast two-hybrid system. We believe that this method has numerous limitations. We have developed a different, and proprietary approach to the study of functional proteomics.

  The two-hybrid system             Our system
-------------------------------------------------------------------------------
  The rate of the throughput of     We will be measuring 200,000 interactions
  the yeast two-hybrid systems has  per month and anticipate charting signaling
  been improved; however, the       pathways in the human proteome in 2 to 4
  methodology does not reach the    years.
  throughput of our technology.
-------------------------------------------------------------------------------
  The results of the yeast two-     Results are passed through a series of
  hybrid method may be misleading,  bioinformatic filters, such as affinity and
  because the interactions          tissue expression, to better determine
  determined using this method are  biologically significant interactions.
  not always present in human
  cells.
-------------------------------------------------------------------------------
  Researchers must possess          Knowledge of a protein's role in a
  knowledge about a protein's role  signaling pathway is determined through the
  in a signaling pathway prior to   application of our system.
  using this system.

We believe our approach to detecting protein pathways has the following distinct advantages compared to the yeast two-hybrid system: simplicity, higher throughput data generation, direct protein interaction measurement, fewer false positives, rapid formatting of high-throughput screening assays and identification of specific ligands, which provide a starting point for rational drug design.

[Graphic of Drug Discovery and Development Process]

We believe that target identification may be facilitated by the use of the IFP Database. We anticipate the IFP Database will allow identification of disease-related alterations in protein pathways by comparing protein pathways in cells and tissues associated with a disease model with pathways in normal tissue. We believe that this technology will enable researchers to identify more efficiently potential targets.

We are developing high-throughput screens for drug development in cases where targets are proprietary to us. Customers may license these targets and receive the components necessary for a high-throughput screen.

Finally, we believe that we can accelerate lead compound optimization through the supply of related protein-component family members, or protein arrays. We believe that these protein arrays contain the proteins with which a researcher can test a lead compound for cross-protein interaction. Such cross-protein interactions may represent the side effects which the lead compound might invoke. We believe that modifications of the structure of the lead compound followed by further testing with the target array will lead to more efficient lead compound optimization.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Background
Our founding technology was based on an understanding of the principles of the binding, or molecular recognition, of antibodies to antigens. Through a sponsored research program at the University of North Carolina at Chapel Hill, coupled with our internal research, we studied the interactions between peptide ligands and proteins. This research led to a better understanding of protein-protein interactions, and ultimately to proprietary methods for identifying and quantifying such interactions. We have an established portfolio of patents and patent applications based on inventions generated both internally and at the University of North Carolina at Chapel Hill, relating to methods for identification of proteins which interact in cellular pathways, and the compositions of such proteins. Certain patents and patent applications filed on behalf of the University of North Carolina at Chapel Hill are the subject of a worldwide, exclusive license to us. We established AxCell Biosciences Corporation as a subsidiary to exploit the commercial potential of this proprietary platform technology in the area of proteomics.

Our technology
We have developed several integrated, high-throughput technologies designed to determine protein pathways quickly and cost effectively. The identification of protein pathways is a critical step in drug discovery.

[TECHNOLOGY FLOW CHART]

As part of functional signaling pathways, protein interaction is mediated through binding of a ligand sequence on one protein and a domain on another - similar to the relationship between a lock and a key. Domains are functional portions of proteins where the actual interaction occurs with another protein. Ligands are the regions of the other proteins that interact with the domains.

As seen in the above illustration, we identify domain-ligand interactions through the use of proprietary phage display libraries. The process begins with a domain from a known protein family. A library of peptides, which are short sequences of amino acids (the building blocks of proteins), is exposed to this domain to identify those peptides that act as ligands and have binding affinity to the domain. (Step 1)

We then use these ligands as probes to find other proteins that contain a domain which exhibits affinity to the ligands. This technique identifies the complete family of domains that interacts with a set of ligands. (Step 2) Once a set of ligands and domains are identified, we measure the strength of affinity between each domain and ligand. (Step 3) These steps are repeated with all signaling domains and their corresponding ligands. This approach allows us to create the IFP Database of ligand-domain binding interactions and thus establish a functional relationship between the set of ligands and domains. (Step 4)

Using this database and computational methods, or bioinformatics, we define the rules of interaction between domains and ligands. Using bioinformatic analyses, each interacting protein can be identified, and through ligand-domain pairing biological pathways can be constructed. (Step 5)

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Analyses of the aberrations in the interaction of proteins with one another can then be studied to identify those proteins that play a role in causing or preventing disease and can be targeted for drug development. (Step 6)

Proprietary algorithm development
Through the use of our platform technologies described above and the data generated with them, we plan to develop proprietary modeling and characterization algorithms. Our IFP Database will contain comprehensive protein interaction and pathway data that we believe will allow the modeling and characterization of ligands using connections to the corresponding domains. We also plan to develop pathway models using the data in our IFP Database. These models will be made available as tools within the IFP Database to our subscription customers.

Our products
We use our proprietary proteomic technology to offer pharmaceutical companies the following products and services:

IFP Database
The Inter-Functional Proteomic Database, or IFP Database, is designed to offer customers the opportunity to evaluate many proteins at once by overlaying protein pathway data with other bioinformatic information in a user friendly format. Users will be able to visualize and correlate protein pathway data with all sequence, expression, tissue distribution, structural and bibliographic information that exists for that particular protein and pathway. The IFP Database can also be used to generate protein pathway information according to a customer's needs or interests. The end result is that companies can evaluate a large number of targets and rationally select a subset with which they can advance to experimentation. This database is also designed to allow a researcher to define the best point for intervention in a protein pathway to maximize beneficial pharmacological effects while minimizing potential toxicity.

We established a collaboration with InforMax, Inc., a privately held bioinformatics provider. InforMax is a leader in the development of bioinformatics software for accelerated drug discovery and has a proven track record in software development. We are jointly designing an interface for the IFP Database that will be integrated with InforMax's GenoMax(TM) product. GenoMax is a bioinformatics system that offers high-speed analysis of both public and proprietary genetic databases within the security of a corporate firewall. This system is designed to allow the subscriber to evaluate data in the IFP Database, while accessing other public and private databases. We are also developing an application programming interface for the IFP Database, to permit integration with other bioinformatics platforms, including those developed by the customers themselves. By taking advantage of an existing bioinformatic platform, we plan to concentrate our efforts on the development of tools specific to protein pathway data. InforMax will also lead in marketing the IFP Database.

We plan to chart the entire human proteome of intracellular protein signaling pathways. Our existing robotics systems are designed to permit generation of approximately 200,000 data points per month. We expect to reach this level of data generation by mid-year 2000. We believe we can map the signaling pathways in the entire human proteome in a four-year time period based upon our existing robotics systems. We also believe that with additional resources, we could accelerate computation of this project to a two-to-four-year time period. We intend to sell multi-year subscriptions to pharmaceutical and biotechnology companies, pricing the product according to the depth and breadth of information it contains.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Novel Protein Targets
We view proteins by their modular building blocks or domains. Every signaling protein can be defined by its domain composition and this composition can be compared to known proteins to determine if a protein is a novel composition of matter. The figure below gives an example of a known protein, which consists of two domain 1s and one domain 2. Also shown are several novel proteins, such as Novel 2, which is made up of five domain Cs. Since we are measuring domain-ligand interactions, we not only define the protein but have knowledge of the protein's function. This method of defining proteins has been used by us in a successful composition of matter patent around novel WW-domain-containing proteins.

[Graphic of Modular View of Proteins]

In the course of identifying pathways to create the IFP Database, we are discovering and, where appropriate, filing patent applications on novel proteins. We believe that some of these proprietary proteins will be important biological targets. In these instances, we will offer those targets to our customers for licensing fees, milestone payments and royalty payments.

Protein Arrays
We plan to sell defined sets of known protein families, or protein arrays, for use in lead optimization. The signaling proteins in our IFP Database are organized based on their domains. Domains are interaction modules, or defined structural regions on proteins, which are the sites of specific interaction between one protein and another. These domains are the parts of signaling proteins where a drug may interact and alter a pathway. There are estimated to be 30 to 60 domain families in signaling pathways. Each family may have 100 to 300 members. Customers who identify potential targets in the IFP Database based on a specific interaction involving a particular domain will need that physical protein for screening. They will also need the other family members which have that domain in common. The relative degrees of binding to these other family members represent the toxicity and possible side effects of a drug candidate.

Marketing
We intend to market our IFP Database, novel protein targets and protein arrays to pharmaceutical and biotechnology companies. InforMax will take the lead in marketing our IFP Database in conjunction with their enterprise bioinformatics software, GenoMax. InforMax currently has 15,000 licenses at over 850 organizations worldwide for their desktop software and they have used this desktop software market strength to establish themselves in the bioinformatics enterprise software market. InforMax has nine current GenoMax installations and expects to double the number by the end of the calendar year. They have established relationships with major pharmaceutical and biotechnology companies as well as with leading universities conducting life science research.

We plan to market the IFP Database as multi-year subscriptions allowing access to our IFP Database inside the customers' corporate firewall. This subscription delivery is facilitated using InforMax's GenoMax product. These subscriptions may include collaborative bioinformatics research projects to analyze specific pathways as requested by a customer. Such collaborations would typically provide additional revenues, and could also include milestone payments and royalty-based revenues from any products emerging from the collaborative research and developed by our partner.

Initially, we plan to enroll subscribers who are interested in early access to the database. These early subscribers will have the opportunity to provide direction on both the disease areas of research and the computational aspects of the database that are relative to their internal research areas. As the amount of information in the IFP Database increases, we plan to offer subscriptions broadly and to increase the price of a subscription.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Our proteomics patents and proprietary rights position
We will market protein targets under arrangements that we anticipate would include licensing fees, milestone payments and royalty payments as our customers develop products based on these targets. We plan to market protein arrays under a license for use structure and, where possible, obtain commitments for milestone payments and royalty-based payments if the arrays contain novel protein targets proprietary to us.

We intend to pursue aggressively patent production for novel synthetic peptides and novel naturally occurring polypeptides that we identify as binding to ligands of interest, as well as for products and methods relating to the use of these polypeptides and their respective genes as possible drug targets in screening assays. We also intend to seek patent protection for methods and products relating to our data analysis procedures.

Among our patents are two issued U.S. patents relating to peptides that bind to certain molecules expressed on cancer cells. We also co-own with the University of North Carolina at Chapel Hill an issued U.S. patent covering certain polypeptides that contain a WW domain.

We are the exclusive licensee of certain patents and patent applications owned by the University of North Carolina at Chapel Hill, covering parts of the proteomics technology. These include seven issued U.S. patents relating to our phage display libraries, methods of using phage display libraries to identify peptides that bind to a target molecule of interest, as well as peptides that bind to certain molecules.

Our strategy
We intend to be a premier provider of proteomic systems and services that enable our customers to analyze genomic and proteomic data, understand biochemical pathways and elucidate the mechanisms of disease for optimal drug selection. Key elements of our proteomics strategy include:

 .becoming the leading company to market a comprehensive database of information relating to the human proteome;

 .developing an expansive and proprietary database of signaling pathways within the human proteome;

 .establishing a position as the leading company in providing protein-protein interaction to the pharmaceutical, and other industries;

 .developing a strong intellectual property position with respect to novel protein targets; and

 .developing target arrays to be used for lead optimization.

Competition
We are subject to significant and increasing competition. Many companies compete in the overall effort to understand the complex flow from gene sequence, to transcription into messenger riboneucleic acid, to protein expression and finally to biological activity. In addition, most major pharmaceutical and biotechnology companies have some level of internal activity and high interest in these areas.

The technology for analyzing the functions of proteins in the disease setting, and for mapping interactions between proteins, is relatively new. This technology is evolving rapidly and developments by competitors, including potential customers, could make our technology obsolete. A number of companies compete with our approach to analyzing the proteome, and others compete with our technology for identification of novel proteins and use of proteins for possible drug targets.

Of the several approaches used commercially to analyze the proteome, the main direct competitor with our technology is the yeast two-hybrid system. Two companies, Myriad Genetics, Inc. and CuraGen Corporation, use this method to perform large-scale cataloguing of protein-protein interactions.

Strategic alliances

InforMax, Inc.
In September 1999, AxCell and InforMax, Inc. concluded an agreement to market our IFP Database as part of an enterprise bioinformatics solution to the pharmaceutical and biotechnology industries. The multi-year agreement provides for technology development by InforMax to link our database to InforMax's GenoMax, a new generation of molecular biology and genetics software.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Compaq Computer Corporation
In December 1999, AxCell entered into a developer partnership with Compaq Computer Corporation. This development program will be facilitated by Compaq's proven Alpha architecture, high performance 64-bit systems that deliver speed and scalability advantages. Under the agreement, Compaq has provided us with hardware for the development of our proteomics database.

University of North Carolina
We sponsored research at, and are the exclusive licensee of certain patent and patent applications and technology owned by the University of North Carolina at Chapel Hill, covering the creation of long peptides that may fold to form three-dimensional functional structures, and of libraries composed of these peptides. The technology covered by this collaboration has been utilized, with other technology we developed, in our proteomics program.

ONCOLOGY

Background
Cancer encompasses a large number of discrete diseases that afflict many different parts of the human body. The diversity of cancer diseases and their overall prevalence creates a large need for new and improved treatments. Cancer is the second leading cause of death in the United States. It is estimated that one in three Americans will be diagnosed with cancer. The worldwide oncology drug market was estimated at $16 billion in 1998, representing 15% growth from 1997. This market is not saturated: novel treatments often enjoy premium pricing and rapid market acceptance. Fundamentals of the oncology market that are particularly advantageous for us include:

 .accelerated approval procedures adopted by the US Food and Drug Administration to shorten the development process and review time for cancer drugs;

 .in-licensing opportunities created by a trend among large pharmaceutical companies to concentrate on products with larger market potential than most anticancer drugs;

 .favorable pricing and reimbursement for oncology drugs, with some novel agents commanding $6,000 to $15,000 per course of therapy; and

 .a highly concentrated population of oncologists, urologists and technicians which we believe allows a small sales force to be effective.

We develop, commercialize and market products to improve the diagnosis and treatment of cancer. We were founded based upon our knowledge of monoclonal antibodies. Our research efforts in this area led to our marketed products. In the development of our current products, we also developed expertise in molecular recognition and in linking radioisotopes to carriers, including antibodies, for diagnostic and therapeutic purposes. We also developed expertise with nuclear imaging, including training of technicians and physicians, utilized for diagnostic purposes. We have applied this knowledge primarily in the field of prostate cancer, and for imaging/diagnostic agents for colorectal and ovarian cancers. Our historical knowledge led to research programs, both internally and in collaborations with academic and scientific institutions, in which we gained additional knowledge about antibodies, proteins, identification and synthesis of novel proteins, and antigens located by those compounds. We plan to apply our experience, coupled with our proprietary technology rights and developmental expertise, to build an oncology business utilizing innovative techniques for an integrated approach in intervention in the progression of disease. We have also established a sales force, consisting of experienced salespersons and technical representatives. We intend to use this sales force to sell current products and any products which we develop or acquire.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Product           Indication             Status                 Development/Marketing
-------------------------------------------------------------------------------------
ProstaScint       Diagnostic imaging     Approved and marketed  Cytogen (US & Canada)
                  agent for staging the  in US. Regulatory
                  spread of prostate     approval pending in
                  cancer                 Canada. European
                                         filing targeted for
                                         mid-2000.
-------------------------------------------------------------------------------------
OncoScint CR/OV   Diagnostic imaging     Approved for sale in   Cytogen (US and
                  agent for spread of    eleven European        Canada); CIS
                  colorectal and         countries and Canada.  biointernational
                  ovarian cancer         Approved in US         (Europe)
-------------------------------------------------------------------------------------
Quadramet         Relief of bone pain    Approved in US and     Berlex (US); Cytogen
                  from cancer spread to  Canada                 (Canada)
                  the bone from primary
                  tumor
                  Treatment of           Evaluating Phase I     Berlex (US); Cytogen
                  Refractory Rheumatoid  results                has marketing rights
                  Arthritis                                     in Canada, Europe,
                                                                Japan and certain
                                                                other countries
                  Treatment of disease   Phase III              Berlex (US); Cytogen
                  progression by use of                         (Canada)
                  Quadramet, prior to
                  onset of pain
-------------------------------------------------------------------------------------
PSMA Development  Immunotherapeutic      Pre-clinical           Developed by
                  product for cancer     development            Progenics; Cytogen to
                  vaccine utilizing                             market; Profit-
                  gene-based therapy                            sharing
                  Prostate cancer        Pre-clinical           Developed by
                  antibody- based        development            Progenics; Cytogen to
                  therapy                                       market; Profit-
                                                                sharing
                  In vitro diagnostic    Development of a       Cytogen to market
                  tests for prostate     trial assay
                  cancer
                  Ex vivo dendritic      Phase I/II clinical    Northwest
                  cell processing        trials                 Biotherapeutics, Inc.

Pipeline--PSMA technology
Prostate specific membrane antigen, or PSMA, is a transmembrane protein that can be used as an important marker associated with prostate cancer. PSMA has also been found to be present in new blood vessel formation associated with other major solid tumors. It is overexpressed in primary prostate cancer, but it is expressed most highly in the more aggressive forms of prostate cancer, including those that do not express prostate specific antigen, or PSA, and those that do not respond to hormone therapy. When PSMA was compared to various PSA tests, the presence of PSMA was a more accurate guide of the extent of cancer. However, there are currently no commercially available assays for PSMA. Memorial Sloan-Kettering Cancer Center identified PSMA using a monoclonal antibody supplied by us. A patent entitled "Prostate Specific Membrane Antigen" was issued to Sloan-Kettering Institute for Cancer Research, an affiliate of Memorial Sloan-Kettering Cancer Center, and we have the exclusive worldwide license covering this technology. Subsequently, the antibody for PSMA was the basis of our FDA-approved ProstaScint imaging product. We believe that technology utilizing PSMA can yield novel products for the treatment and diagnosis of cancer because of the unique characteristics of this antigen.

In 1999, Cytogen entered into a joint venture with Progenics Pharmaceuticals, Inc. to develop in vivo immunotherapeutic products utilizing PSMA. The first of these product candidates is a therapeutic prostate cancer vaccine utilizing the PSMA gene and a vector delivery system as a basis of immune stimulation. Our current plans are that this approach, if successful in pre-clinical development, will proceed to human trials by early 2001. We are also developing through this venture an antibody-based immunotherapy for prostate cancer. We believe that these product candidates, if successfully developed, could play an important role in

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

the treatment of prostate cancer. We believe there are significant unmet needs for treatment and monitoring of this disease. In addition, we intend to evaluate the utility of these therapies, as an anti-angiogenesis approach, in other cancers where PSMA is expressed.

The joint venture is owned equally by Progenics and us. We have exclusively licensed to the joint venture certain immunotherapeutic applications of our PSMA patents and know-how. Progenics will fund up to $3 million of development costs of the program, which we anticipate will be adequate to fund the project through the pre-clinical stage. We and Progenics will share costs of the program in excess of the initial $3 million. Progenics is responsible for pre-clinical and clinical development of product candidates. We have the exclusive North American marketing rights to products developed by the venture and anticipate marketing any products developed. We anticipate marketing these products with our own sales force and will be reimbursed by the joint venture for these costs. We will split the revenues minus marketing expenses equally with Progenics on any products developed by the venture. In connection with the licensing of the PSMA technology to the joint venture, we will receive $2 million in payments, of which $1 million was received during 1999, and the balance will be received by the end of 2001. We have exclusively licensed in vivo immunotherapy rights to PSMA to this joint venture.

We licensed PSMA through our subsidiary, Prostagen, Inc., to Northwest Biotherapeutics, Inc., for development of in vitro dendritic cell processing immunotherapy to prostate cancer. That license remains in effect. Prostagen also licensed exclusive PSMA manufacturing rights for immunotherapy to Northwest Clinicals, LLC, a corporation formed and co-owned by Northwest Biotherapeutics and Prostagen. We are currently engaged in a dispute with Northwest Biotherapeutics as to the extent of these rights and whether Northwest Clinicals has complied with the terms of the license. If Northwest Clinicals holds these manufacturing rights, we would be required to purchase PSMA for immunotherapy products from this co-owned corporation. Certain rights to exclusive marketing in our Progenics venture could be affected if we do not obtain the ability to manufacture PSMA independently of Northwest Clinicals. Our joint venture agreement with Progenics requires that we reacquire our PSMA manufacturing rights by June 15, 2000, or the following will occur:

 .Progenics will acquire co-exclusive marketing rights with us;

 .we will be obligated to contribute an additional $500,000 to the joint venture to fund research and development; and

 .Progenics' research and development expense obligation will be reduced to $2.5 million.

In addition, we have agreed to indemnify each party to the joint venture for all costs relating to our inability to require our PSMA manufacturing rights. We are in negotiations with Northwest Clinicals to terminate the license, however we cannot assure you that we will reacquire our PSMA marketing rights and avoid the provisions described above.

We have also entered into a letter of intent to obtain an exclusive, world-wide license from Molecular Staging, Inc. for technology to be used in developing in vitro diagnostic tests using both PSMA and PSA. Molecular Staging's Rolling Circle Amplification Technology is a novel, patented process that creates new diagnostic opportunities. Rolling Circle Amplification Technology is a highly sensitive, quantitative and efficient amplification method that allows the user to detect the presence of target molecules in a wide array of testing formats. It offers a practical method that allows solid phase recognition and detection of target molecules either directly, on a cell or on a biochip. Our initial goal is to deploy Molecular Staging's technology in a new diagnostic kit for managing prostate cancer based on detection of PSMA. We anticipate initiating a clinical trial of the assay this year. We also plan to develop assays for diagnosis of other tumors where PSMA is found in associated neovasculature.

Market potential

Diagnostic Screening Tests
The measurement of prostate specific antigen, or PSA, levels in the circulation is the only in vitro test approved for the diagnosis, monitoring and screening of prostate cancer in the United States. The American Cancer Society, American College of Radiology and American Urologic Association have recommended PSA for use in screening of asymptomatic men, in combination with a digital rectal examination. However, in 1997, the American College of Physicians concluded that there was no evidence of benefit from routine screening using PSA and recommended against regular screening using this test. The American Urologic Association, which supports screening tests for eligible men over 50 years of age, claims that PSA and digital

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

rectal examination screening increases the rate of early cancer diagnosis from 30% to 40% for those not screened to 70% to 85% for those screened with PSA. Even though a PSA test combined with a digital rectal exam increases the chances of detection, the method generates a high number of false positives that often lead to unnecessary biopsies. We believe new tests based on PSMA may offer higher specificity in diagnosing primary and recurrent prostate cancer.

The US market for PSA tests is estimated to be approximately $170 million. This estimate is based on the 1997 figures of the government Health Care Finance Administration, where there were 7.5 million diagnostic tests performed plus
21.4 million screening PSA tests. In addition, approximately one million biopsies are performed annually in the United States to confirm the presence of prostate cancer following a screening. While normal ranges for PSA test values have been established, significant inter-test variability exists and detection of ultra-low levels of PSA which allows earlier diagnosis is not feasible with current technology. Furthermore, the correlation of PSA values and prostatic biopsy results has failed to achieve a level of predictability which avoids unnecessary biopsies. A serum test for PSMA may provide more relevant prognostic value and improve the accuracy of evaluating prostate cancer.

Immunotherapy/Vaccines
We are developing as part of our collaboration with Progenics, immunotherapeutics for treatment of prostate cancer. We believe immunotherapy is a particularly attractive alternative for the treatment of advanced prostate cancer and for prevention of recurrent disease by eliminating metastases because:

 .advanced prostate cancer is a slow growing malignancy and, therefore, is not effectively treated with high-intensity cytotoxic chemotherapy; and

 .PSMA has been identified as an antigen linked to prostate cancer that may serve as an excellent immunotherapy target.

We believe that there are approximately 80,000 to 100,000 men in the United States who are at risk for recurrent disease or who have advanced prostate cancer. We estimate that the potential market for a vaccine or antibody-based treatment is greater than $500 million annually in the United States.

Our approved products
We have three marketed products, each of which have been approved by the FDA:
ProstaScint, used as an imaging agent in the diagnosis of prostate cancer; OncoScint CR/OV, used as a diagnostic imaging agent of colorectal and ovarian cancer; and Quadramet, used for relief of bone pain from cancer that has spread to the bone from the primary tumor.

Cancer diagnostic imaging products
Our cancer diagnostic products, ProstaScint and OncoScint CR/OV, are monoclonal antibody-based imaging agents for prostate, colorectal and ovarian cancers. These products utilize our proprietary targeted delivery system, employing whole monoclonal antibodies, which directs the radioisotope Indium/111/ to malignant tumor sites. A radioisotope is an element which, because of nuclear instability, undergoes radioactive decay and emits radiation. The imaging products are supplied to hospitals, diagnostic imaging centers and radiopharmacies.

During an imaging procedure, the radiolabeled monoclonal antibody product is administered intravenously into the patient. The antibody travels through the bloodstream and binds to specific antigens expressed by the tumors being studied. The radioactivity from the isotope that has been attached to the antibody can be detected from outside the body by a gamma camera. Gamma cameras are universally found in all nuclear medicine departments. The image captured by the camera identifies the existence, location and extent of the radio-labelled pharmaceutical thus identifying the sites of tumor. Based on clinical studies conducted to date by physicians on our behalf, the imaging agents may provide new and useful information not available from other diagnostic modalities regarding the existence, location and extent of a specific disease throughout the body. We believe that this information has the potential to affect the way physicians manage their patients' individual treatments.

ProstaScint
ProstaScint is a diagnostic monoclonal antibody linked to Indium/111/ which specifically targets PSMA. Due to the selective expression of PSMA, the ProstaScint imaging procedure can detect the extent and spread of

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

prostate cancer in the body. ProstaScint is approved by the FDA for marketing in two clinical settings: as a diagnostic imaging agent in newly diagnosed patients with biopsy-proven prostate cancer thought to be clinically localized after standard diagnostic evaluation and who are at high risk for spread of their disease to pelvic lymph nodes and for use in post-prostatectomy patients in whom there is a high suspicion that the cancer has recurred.

According to the American Cancer Society, about 179,000 American men were diagnosed with prostate cancer in 1998, of whom approximately 20% are at high risk for metastatic spread of their disease. In addition, estimates indicate that in 1999, 40,000 to 60,000 patients previously treated for prostate cancer developed symptoms of recurrent cancer which had not yet progressed to the point of skeletal involvement. We believe that there are approximately 75,000 to 100,000 patients with prostate cancer in the United States who are candidates, based on current indications, to receive a ProstaScint scan each year. We believe that the potential market for ProstaScint is over $50 million in the United States.

When deciding on an initial course of therapy for prostate cancer, physicians must first determine the extent of disease in the patient. The accuracy of this information is vital in deciding upon an appropriate course of therapy. Prior to the availability of ProstaScint, determining whether newly diagnosed disease was limited to the prostate or had spread beyond the gland was based upon statistical inference from the biopsy appearance of the tumor and the patient's serum level of PSA. Conventional imaging methods are all relatively insensitive because they rely on identifying significant changes to normal anatomic structure to indicate the presence of disease. The ProstaScint disease scan images are based upon expression of the PSMA molecule and, therefore, can identify disease not readily detectable with conventional procedures.

In the United States, following initial therapy, prostate cancer patients are monitored to ascertain changes in the level of PSA. In this setting, a rise in PSA is evidence of recurrence of the patient's prostate cancer. Knowledge of the extent and location of disease recurrence is important in choosing the most appropriate form of treatment. The National Comprehensive Cancer Network, a consortium of leading cancer hospitals, recently included ProstaScint in its Practice Guidelines for Prostate Cancer. These guidelines are published to serve as the practice standard for the oncology community.

We also believe that ProstaScint may be useful for imaging the extent of prostate cancer within the prostate gland. This information may be useful to help guide specific treatments such as prostate brachytherapy or highly targeted external beam radiation. Brachytherapy is a treatment which implants radiation sources into the site of the tumor; while external beam radiation utilizes a beam of radiation directed at the cancer from a source outside the body. We estimate that approximately half of newly diagnosed prostate cancer patients will undergo a form of radiation treatment. The current generation of imaging technologies enables physicians to view ProstaScint scans incorporated with conventional imaging modalities. We believe these technologies will create greater acceptance of ProstaScint. There are no other agents approved for the imaging and diagnosis of prostate cancer.

OncoScint CR/OV
OncoScint CR/OV is approved by the FDA for single use with other appropriate, commercially available diagnostic tests, to locate malignancies outside the liver in patients with known colorectal or ovarian cancer. OncoScint CR/OV is also approved for sale in eleven European countries and Canada. To date, OncoScint CR/OV has not realized substantial sales. We believe this product is effective in imaging both primary and metastatic colorectal and ovarian tumors. However, this product has not yet been widely adopted by physicians for patients with these conditions. We market OncoScint CR/OV in the United States directly through our own sales force. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography, or "PET", scans. The sensitivity of the PET scan in colon cancer appears to be similar or higher than the OncoScint CR/OV scan. However, PET studies are very expensive and available only at highly specialized institutions. We are emphasizing marketing of OncoScint CR/OV for the recurrent ovarian setting as an aid in determining whether second look surgery, following initial surgery, is advisable.

Cancer therapeutic product

Quadramet
Quadramet, a proprietary cancer therapeutic agent, is approved by the FDA for the relief of pain in patients with metastatic bone lesions that image on conventional bone scan, a routinely performed nuclear medicine

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

procedure. Quadramet consists of a radioactive isotope, Samarium/153/, which emits beta radiation, and a chelating agent, EDTMP, which targets the drug to sites of new bone formation.

Once tumors have metastasized to the skeleton, they continue to grow and cause destruction of the adjacent bone. This erosion of bone stimulates new bone formation which encircles the metastatic tumor. By targeting these areas of bone formation, Quadramet delivers site-specific radiation which may result in significant pain reduction.

According to American Cancer Society and National Cancer Institute statistics, approximately 600,000 new cases of cancer that typically metastasize to bone occurred in the United States in 1997. We believe that over 200,000 patients each year will suffer from bone pain that is severe enough to require intervention. Based on this information, we believe that the market for Quadramet is $80 million in the United States based on 20% of this patient population.

Quadramet has many characteristics which we believe are advantageous for the treatment of cancer bone pain, including early onset of pain relief, lasting up to four months with a single injection; predictability of recovery from bone marrow toxicity; ease of administration and length of pain relief. In addition, due to its pharmacokinetic properties, the radioactive plasma half-life is only five to six hours. Quadramet is administered as a single intravenous injection on an outpatient basis and directly targets sites of new bone formation which include those areas in the skeleton that have been invaded by metastatic tumors. Quadramet exhibits high and very selective uptake in bone with little or no detectable accumulation in soft tissue.

Berlex has initiated a Phase III clinical trial to evaluate the extension of the use of Quadramet to patients whose bone metastases can be visualized on conventional bone scan, but who are not yet experiencing pain from these metastases. We believe earlier use in the care of cancer patients could expand the potential market for Quadramet significantly. Our continuation of these trials will depend upon their progress and success of the trial, and on decisions by our marketing partner Berlex to continue to fund the trial. If this trial is successful, we plan to seek expansion of the FDA approved indication of Quadramet for this therapeutic use in delaying progression of the onset of pain.

Current competitive treatments for severe bone cancer pain include narcotic analgesics, external beam radiation therapy, Metastron and Novantrone.

The first non-cancer use of Quadramet under investigation is the treatment of patients with refractory rheumatoid arthritis. We believe Quadramet can target the diseased joints and provide a high but localized dose of radiation to the area which may relieve the symptoms of refractory rheumatoid arthritis. We are determining how to proceed with this possible use based upon analyzing the data from a Phase I dose escalation study.

Our strategy
Our objective is to be a leading oncology drug discovery and development company. We have and intend to continue to market, co-market or license our oncology products in the future to become an oncology-focused specialty biopharmaceutical company.

We believe that we are well positioned to create a strong oncology product pipeline and we will be seeking, on an opportunistic basis, strategic acquisitions that will complement our existing products.

The key elements of our oncology strategy are:

 .to capitalize on the unique biological characteristics of PSMA for the diagnosis and treatment of major cancers;

 .greater penetration of existing oncology markets by pursuing an integrated patient approach;

 .expansion of product sales into new geographic markets;

 .seeking new indications of our existing products;


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

 .leveraging our oncology and urology sales force by adding complementary products through in-licensing, acquisitions or other marketing arrangements; and

 .reducing risk by developing a broad portfolio of products.

Oncology product sales, marketing and distribution
We currently employ a 24 person sales and marketing force with a targeted force of 27 persons. The primary objective of the sales force is to make sales calls to urologists and, as a secondary audience, to radiation oncologists. We also employ technical specialists who assist in the training of nuclear medicine technologists and nuclear medicine physicians, and qualify nuclear imaging centers to conduct ProstaScint imaging. We depend on our own sales force for our ProstaScint and OncoScint CR/OV products and on Berlex for US sales, marketing and distribution of Quadramet. Distribution of ProstaScint and OncoScint CR/OV is handled by outside contractors and Berlex and DuPont handle the distribution of Quadramet.

Historically, ProstaScint has been marketed under a co-marketing arrangement with the urological division of CR Bard, Inc., a marketer of a broad range of urology products. In 1999, we reached an agreement with Bard to phase out the co-marketing agreement so that we could undertake direct marketing responsibility for the product. We took this step because of our view that a highly trained and dedicated internal sales force will be able to market our high technology products most effectively and to build a marketing capability for possible future products. The transition will be complete by mid-year 2000. In the meantime, Bard will continue to make sales calls for the product and will assist in transition.

ProstaScint is a technique-dependent product that requires a high degree of proficiency in nuclear imaging technology in order to interpret the scan. We have established a network of accredited nuclear medicine imaging centers through our PIE, or Partners in Excellence, Program. Each PIE site receives rigorous training, undergoes proficiency testing and is subject to ongoing quality assurance protocols. As of March 1, 2000, there were over three hundred PIE sites, including a majority of the National Cancer Institute-designated Comprehensive Cancer Centers. ProstaScint may only be used at PIE sites. We plan to add PIE sites on a selective basis in order to ensure that new sites are adequately qualified and committed to a minimum number of scans for maintaining a high level of competence. At the present time, we bear partial expense of qualification of each site.

In 1999, we reacquired rights to our ProstaScint and OncoScint CR/OV products in Canada, which were to be marketed by Faulding (Canada), Inc. We did not pay for the return of these rights. OncoScint CR/OV is approved by the Canadian Health Care Branch and ProstaScint is under expedited review. We believe these products may be marketed to major cancer centers in Canada and will not require a significant level of resources. However, we cannot be certain that ProstaScint will be approved in Canada, that these products will be reimbursable under the Canadian health care system or reimbursed on favorable economic terms, or that they will be accepted by physicians.

We plan to file applications for regulatory approval for ProstaScint in Europe during 2000.

Since May 1994, we have been the sole marketer of OncoScint CR/OV in the US. We also intend to market OncoScint CR/OV in Canada. In 1996, we entered into a distribution agreement with CIS biointernational, granting to CIS biointernational the exclusive right to distribute and sell OncoScint CR/OV worldwide, except for in the United States and Canada.

In October 1998, we entered into an exclusive agreement with Berlex for the marketing of Quadramet, after terminating our previous marketing relationship with the DuPont Merck radiopharmaceutical division. Berlex re-launched Quadramet in March 1999. Berlex maintains a sales force that targets its sales efforts on the oncological community. Pursuant to our agreement with Berlex, we are entitled to royalty payments based on net sales of the Quadramet product and milestone payments based upon sales levels achieved.

During the first year of launch, Quadramet was marketed principally to the nuclear medicine community, which administers the treatment to patients. However, the treatment is more typically prescribed by caregiving physicians, including medical oncologists, radiation oncologists and urologists. We believe that successful commercialization of Quadramet will depend upon marketing to these referring physicians.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

We plan to market Quadramet in Canada. We paid no costs to obtain these marketing rights. We are evaluating whether to market Quadramet directly in Canada or through a marketing partner.

We have no significant foreign revenues. Although we plan to sell our products internationally, we cannot assure you that the products will be accepted by the foreign medical community or that we will be able to sell at adequate prices. We will incur expenses if we sell our products in foreign countries, and if our products do not generate adequate revenues we may not be able to recover these expenses or a significant return.

Strategic alliances

Progenics Pharmaceuticals, Inc.
In 1999, we entered a joint venture with Progenics Pharmaceuticals, Inc. to develop products utilizing our proprietary PSMA technology. The first of these products, currently under development, is a therapeutic prostate cancer vaccine utilizing a gene-based approach. Our current plans are that this approach, if successful in pre-clinical development, will proceed to human trials by early 2001. We are also developing through this venture antibody based immunotherapy for prostate cancer. We believe that these drugs, if successfully developed, could play an important role in the treatment or prevention of advanced prostate cancer. We believe there are significant unmet needs for treatment of this disease.

The Dow Chemical Company
In March 1993, we obtained an exclusive license from The Dow Chemical Company to North American rights to use Quadramet as a therapeutic radiopharmaceutical for metabolic bone disease or tumor regression for cancer caused by metastatic or primary cancer in bone in humans, and for the treatment of disease characterized by osteoblastic response in humans. In November 1998, Dow also extended our exclusive rights for use of Quadramet in treating advanced rheumatoid arthritis to Europe, Japan and other countries in addition to North America.

Memorial Sloan-Kettering Cancer Center
In 1993, we began a development program with Memorial Sloan-Kettering Cancer Center involving PSMA and our proprietary monoclonal antibody. In November 1996, we exercised an option for and obtained an exclusive worldwide license to this technology.

Molecular Staging, Inc.
We have entered into a letter of intent to obtain an exclusive, world-wide license from privately held Molecular Staging, Inc. for technology to be used in developing in vitro diagnostic tests utilizing PSMA and PSA. We anticipate that the novel technology applications in conjunction with our technology, may allow entry into the domestic market for PSA-based testing.

Elan Corp. plc
We entered into a license agreement granting Elan worldwide rights to a group of peptides and associated technology for orally administered drugs that are transported across the gastrointestinal epithelium, as well as rights to other orally delivered drugs derived from the research program. Elan is responsible for the further development and commercialization of this technology. We are entitled to royalties from sales of any product developed and commercialized based on this technology.

PRODUCT CONTRIBUTION TO REVENUES

Our currently marketed products and other sources of income constitute a single business segment. ProstaScint and Quadramet account for a significant percentage of our product-related revenues. For the year ended December 31, 1999, revenues related to ProstaScint and Quadramet accounted for approximately 79% and 13%, respectively, of our product related revenues.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


RESEARCH AND DEVELOPMENT

Our research and development expenditures include projects we conducted and payments we made to customer sponsored research programs. Our expenses for research and development activities, including customer sponsored programs, were:

 .1999--$3.8 million

 .1998--$10.0 million

 .1997--$17.9 million

Research and development expenditures for customer sponsored programs were:

 .1999--$0.2 million

 .1998--$0.2 million

 .1997--$1.1 million

We intend to pursue research and development activities having commercial potential and to review all of our programs to determine whether possible market opportunities, near and longer term, provide an adequate return to justify the commitment of human and economic resources to their initiation or continuation. We expect a significant increase in our research and development expenditures during 2000 for development of proteomics technology, for development of assays utilizing PSMA for diagnostics, and for our share of expenses for the development with Progenics Pharmaceuticals, Inc. of immunotherapies for prostate and other cancers.

COMPETITION

The biotechnology and pharmaceutical industries are subject to intense competition, including competition from large pharmaceutical companies, biotechnology companies and other companies, universities and research institutions. Our existing therapeutic products compete with a wide variety of other firms, including firms that provide products used in more traditional treatments or therapies, such as external beam radiation, chemotherapy agents and narcotic analgesics. In addition, our existing and potential competitors may be able to develop technologies that are as effective as, or more effective than those offered by us, which would render our products noncompetitive or obsolete. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, manufacturing, distribution and technological resources than we do, which may allow these competitors to develop new products in advance of us. Our existing and potential competitors may be in the process of seeking FDA or foreign regulatory approval for their respective products or may also enjoy substantial advantages over us in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels.

We expect competition to intensify in the fields in which we are involved as technical advances in such fields are made and become more widely known. We can not assure you, however, that we or our collaborative partners will be able to develop our products successfully or that we will obtain patents to provide protection against competitors. Moreover, we cannot assure you that our competitors will not succeed in developing therapeutic products that circumvent our products, that these competitors will not succeed in developing technologies or products that are more effective than those developed by us. In addition, many of these companies may have more experience in establishing third-party reimbursement for their products. Accordingly, we cannot assure you that we will be able to compete effectively against existing or potential competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


MANUFACTURING

ProstaScint and OncoScint CR/OV are manufactured at a current good manufacturing practices, or cGMP, compliant manufacturing facility in Princeton, New Jersey which is operated by Bard BioPharma L.P., a subsidiary of Purdue BioPharma. We have access to the facility for continued manufacture of these products until January 2002. An Establishment License Application for the facility was approved by the FDA for the manufacture of ProstaScint in October 1996 and for OncoScint CR/OV in December 1992. Our facility is subject to routine inspections by the FDA to assure compliance with current Good Manufacturing Practices. As a result of an inspection held in April through May of 1999, we received an FDA Warning Letter which identified a number of deviations from FDA requirements and required their correction. We have adopted corrective measures for each of the concerns identified and in January 2000 we received a letter from the FDA informing us that our corrective actions appeared to be adequate.

We expect that this facility will allow us to meet our projected production requirements for ProstaScint and OncoScint CR/OV for the foreseeable future. We do not anticipate that this arrangement will be continued, and are actively engaged in discussions with other third party manufacturers for these products. Any new manufacturing arrangement will be subject to FDA oversight, and qualification of a new manufacturer with the FDA could take a significant amount of time.

Our products must be manufactured in compliance with regulatory requirements and at commercially acceptable costs. We believe that our manufacturing arrangements currently meet our needs.

We believe that outsourcing manufacturing operations currently represents the most cost effective method of manufacturing our products.

Raw materials and suppliers
The active raw materials used for the manufacture of our products include antibodies. OncoScint CR/OV, uses a monoclonal antibody which is being supplied in commercial quantities by a single contract manufacturer, Lonza Biologics. We anticipate that Lonza Biologics will be able to meet our needs for commercial quantities of monoclonal antibody.

We currently have arrangements necessary for the production of the monoclonal antibody for ProstaScint.

Certain components of Quadramet, particularly Samarium/153/ and EDTMP, are provided to DuPont by sole source suppliers. Due to its radiochemical properties, Samarium/153/ must be produced on a weekly basis by its supplier in order to meet DuPont's manufacturing requirements. On one occasion, DuPont was unable to manufacture Quadramet on a timely basis due to the failure of the supplier to provide an adequate supply of Samarium/153/. In the event that DuPont is unable to obtain sufficient quantities of the components on commercially reasonable terms, or in a timely manner, DuPont would be unable to manufacture Quadramet on a timely and cost-competitive basis. In addition, sources for certain of these components may not be readily available. Thus, the loss by DuPont of its sources for such components could result in an interruption of supply and could have a material adverse effect on our business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

Consistent with industry practice, we have a policy of using patent and trade secret protection to preserve our right to exploit the results of our research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating our proprietary technology.

Our policy is to aggressively protect our proprietary technology by selectively seeking patent protection in a worldwide program. In addition to the United States, we file patent applications in Canada, major European countries, Japan and additional foreign countries on a selective basis to protect inventions important to the development of our business. We believe that the countries in which we have obtained and are seeking patent coverage for our proprietary technology represent the major focus of the pharmaceutical industry in which we and certain of our licensees will market our respective products.

We hold 38 current US patents and 66 current foreign patents. We have filed and currently have pending a number of additional US and foreign patent applications, relating to certain aspects of our technology for

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

diagnostic and therapeutic products, and the methods for their production and use. We intend to file patent applications with respect to subsequent developments and improvements, when we believe such protection is in our the best interest.

We are the exclusive licensee of certain patents and patent applications owned by the University of North Carolina at Chapel Hill, covering parts of the proteomics technology. These include seven issued US patents relating to our phage display libraries, methods of using phage display libraries to identify peptides that bind to a target molecule of interest, as well as peptides that bind to certain molecules. We hold an exclusive license under certain patents and patent applications held by the Memorial Sloan-Kettering Institute covering PSMA. We are the exclusive licensee of certain US patents and applications held by Dow covering Quadramet.

Among our patents are two issued US patents relating to peptides that bind to certain molecules expressed on cancer cells. We also co-own with the University of North Carolina at Chapel Hill an issued US patent covering certain polypeptides that contain a WW domain.

We may be entitled under certain circumstances to seek extension of the terms of our patents.

We also rely upon, and intend to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. We typically enter into confidentiality agreements with our licensees and any scientific consultants, and each of our employees has entered into agreements requiring that they forbear from disclosing confidential information, and in some cases assign to us all rights in any inventions made while in our employ. We believe that our valuable proprietary information is protected to the fullest extent practicable; however, we cannot assure you that:

 .additional patents will be issued to us in any or all appropriate jurisdictions;

 .litigation will not be commenced seeking to challenge our patent protection or that challenges will not be successful;

 .our processes or products do not or will not infringe upon the patents of third parties; or

 .the scope of patents issued will successfully prevent third parties from developing similar and competitive products.

The technology applicable to our products is developing rapidly. A substantial number of patents have been issued to other biotechnology companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes that are competitive with ours. In addition, others may have filed patent applications and may have been issued patents to products and to technologies potentially useful to us or necessary to commercialize our products or to achieve our business goals. We cannot assure you that we will be able to obtain licenses of patents on acceptable terms.

We cannot predict how any patent litigation will affect our efforts to develop, manufacture or market our products.

We are defendants in litigation filed against us in the United States Federal Court for the District of New Jersey by M. David Goldenberg and Immunomedics, Inc. We were served with this lawsuit on March 17, 2000. The litigation claims that our ProstaScint product infringes a patent purportedly held by the plaintiffs. We believe that the purported patent sought to be enforced in the litigation has now expired. As a result, the claim, even if successful, would not result in a bar of the continued sale of ProstaScint or affect any other of our products or technology. However, given the uncertainty associated with litigation, we cannot give any assurance that the litigation could not result in a material expenditure to us.

GOVERNMENT REGULATION AND PRODUCT TESTING

The development, manufacture and sale of medical products utilizing our technology are governed by a variety of statutes and regulations in the United States and by comparable laws and agency regulations in most foreign countries.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Food, Drug and Cosmetic Act requires that our products be manufactured in FDA registered facilities subject to inspection. The manufacturer must be in compliance with cGMP which imposes certain procedural and documentation requirements upon us and our manufacturing partners with respect to manufacturing and quality control activities. Noncompliance with cGMP can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for drugs, withdrawal of marketing approvals and criminal prosecution. Any failure by us or our manufacturing partners to comply with the requirements of cGMP could have a material adverse effect on our business, financial condition and results of operations.

Diagnostic and therapeutic products in the United States are regulated by the Food Drug and Cosmetic Act and the Public Health Service Act, and by FDA rules and regulations promulgated thereunder. These laws and regulations require carefully controlled research and testing of products, government notification, review and/or approval prior to marketing the products, inspection and/or licensing of manufacturing and production facilities, adherence to Good Manufacturing Practices, compliance with product specifications, labeling, and other applicable regulations.

Medical products that we develop or intend to market are subject to substantial governmental regulation and may be classified as new drugs or biologics under the Food Drug and Cosmetic Act. The FDA and similar health authorities in most other countries must approve or license the diagnostic and therapeutic products before they can be commercially marketed. In order to obtain FDA approval, an applicant must submit, as relevant for the particular product, proof of safety, purity, potency and efficacy. In most cases this proof entails extensive pre-clinical, clinical and laboratory studies. The studies and the preparation and prosecution of those applications by the FDA is expensive and time consuming, and may take several years to complete. Difficulties or unanticipated costs may be encountered by us or our licensees in their respective efforts to secure necessary governmental approval or licenses, which could delay or preclude us or our licensees from marketing their products. Limited indications for use or other conditions could also be placed on any approvals that could restrict the commercial applications of products. With respect to patented products or technologies, delays imposed by the government approval process may materially reduce the period during which we will have the exclusive right to exploit them, because patent protection lasts only for a limited time, beginning on the date the patent is first granted in the case of US patent applications filed prior to June 6, 1995, and when the patent application is first filed in the case of patent applications filed in the United States after June 6, 1995, and applications filed in the European Economic Community. We intend to seek to maximize the useful life of our patents under the Patent Term Restoration Act of 1984 in the United States and under similar laws if available in other countries.

The majority of our diagnostic and therapeutic products will likely be classified as new drugs or biologics and will be evaluated in a series of in vitro, non-clinical and human clinical testing. Typically, clinical testing is performed in three phases to further evaluate the safety and efficacy of the drug. In Phase I, a product is tested in a small number of patients primarily for safety at one or more dosages. Phase II evaluates, in addition to safety, the efficacy of the product against particular diseases in a patient population that is generally somewhat large than Phase I. Clinical trials of certain diagnostic and cancer therapeutic agents frequently combine Phase I and Phase II into a single Phase I/II study. In Phase III, the product is evaluated in a larger patient population sufficient to generate data to support a claim of safety and efficacy within the meaning of the Food Drug and Cosmetic Act. Permission by the FDA must be obtained before clinical testing can be initiated within the United States. This permission is obtained by submission of an Investigational New Drug application which typically includes the results of in vitro and non-clinical testing and any previous human testing done elsewhere. The FDA has 30 days to review the information submitted and makes a final decision whether to permit clinical testing with the drug or biologic. However, this process can take longer if the FDA raises questions or asks for additional information regarding the Investigational New Drug application. A similar procedure applies to medical device and diagnostic products.

After completion of in vitro, non-clinical and clinical testing, authorization to market a drug or biologic must be granted by FDA. The FDA grants permission to market through the review and approval of either a New Drug Application for drugs or a Biologic License Application for biologics. These applications provide detailed information on the results of the safety and efficacy of the drug conducted both in animals and humans. Additionally, information is submitted describing the facilities and procedures for manufacturing the drug or biologic.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The Prescription Drug User Fee Act and subsequently, the Food and Drug Administration Modernization Act of 1997 have established application review times for both New Drug Applications and Biologic License Applications. For new drugs and biologics, FDA is to review and make a recommendation for approval within 12 months. For drugs and biologics designated as "priority," the review time is six months. This review process, however, can and frequently does exceed these targets.

Once a drug or biologic is approved, we are required to maintain approval status of the products by providing certain safety and efficacy information at specified intervals. Additionally, we are required to meet other requirements specified by the Food Drug and Cosmetic Act including but not limited to the manufacture of products, labeling and promotional materials and the maintenance of other records and reports. Failure to comply with these requirements or the occurrence of unanticipated safety effects from the products during commercial marketing, could lead to the need for product recall, or FDA initiated action, which could delay further marketing until the products are brought into compliance. Similar laws and regulations apply in most foreign countries where these products are likely to be marketed.

Orphan Drug Act
The Orphan Drug Act is intended to provide incentives to manufacturers to develop and market drugs for rare diseases or conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. A drug that receives orphan drug designation and is the first product to receive FDA marketing approval for a particular indication is entitled to orphan drug status, a seven-year exclusive marketing period in the United States for that indication. Clinical testing requirements for orphan drugs are the same as those for products that have not received orphan drug designation. OncoScint CR/OV has received an orphan drug designation for the detection of ovarian carcinoma. Under the Orphan Drug Act, the FDA cannot approve any application by another party to market an identical product for treatment of an identical indication unless the party has a license from the holder of orphan drug status, or the holder of orphan drug status is unable to assure an adequate supply of the drug. However, a drug that is considered by FDA to be different from a particular orphan drug is not barred from sale in the United States during the seven-year exclusive marketing period even if it receives marketing approval for the same product claim.

Other regulations
In addition to regulations enforced by FDA, we are also subject to regulation under the state and local authorities and other federal statutes and agencies including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and the Nuclear Regulatory Commission.

Foreign regulatory approval
The regulatory approval process in Europe has changed over the past few years. There are two regulatory approval processes in Europe for products developed by us. Beginning in 1995, the centralized procedure became mandatory for all biotechnology products. Under this regulatory scheme, the application is reviewed by two scientific project leaders referred to as the rapporteur and co-rapporteur, respectively. Their roles are to prepare assessment reports of safety and efficacy and for recommending the approval for full European Union marketing.

The second regulatory scheme, referred to as the Mutual Recognition Procedure, is a process whereby a product's national registration in one member state within the European Union may be "mutually recognized" by other member states within the European Union.

Substantial requirements, comparable in many respects to those imposed under the Food Drug and Cosmetic Act, will have to be met before commercial sale is permissible in most countries. There can be no assurance, however, as to whether or when governmental approvals, other than those already obtained, will be obtained or as to the terms or scope of those approvals.

HEALTH CARE REIMBURSEMENT

Our business, financial condition and results of operations will continue to be affected by the efforts of governments and third-party payors to contain or reduce the costs of healthcare through various means. There have been, and we expect that there will continue to be, federal and state proposals to implement government control of pricing and profitability of therapeutic and diagnostic imaging agents. In addition, an

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

increasing emphasis on managed care has and will continue to increase the pressure on pricing of these products. While we cannot predict whether legislative or regulatory proposals will be adopted or the effects proposals or managed care efforts may have on our business, the announcement of proposals and the adoption of proposals or efforts could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent proposals or efforts have a material adverse effect on other companies that are our prospective corporate partners, our ability to establish strategic alliances may be materially and adversely affected. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls.

Sales of our products depend in part on the availability of reimbursement to the consumer from third-party payors, including Medicare, Medicaid, and private health insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. To the extent we succeed in bringing products to market, we cannot assure you that these products will be considered cost-effective and that reimbursement to consumers will be available or sufficient to allow us to sell our products on a competitive basis. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that our products are clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking approvals can be a time consuming and costly process which could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor separately. If we or our collaborators are unable to secure adequate third party reimbursement for our products, there would be material adverse effect on its business, financial condition and results of operations.

CUSTOMERS

During the year ended December 31, 1999, we received 56% of our total product related, license and contract revenues from four customers: Berlex Laboratories, Inc., Progenics Pharmaceuticals, Inc. and the radiopharmacy chains of Medi-Physics and Mallinckrodt Medical, Inc.

EMPLOYEES

As of March 1, 2000, we employed 68 persons full-time, of whom 14 were in our proteomics subsidiary, seven in operations and manufacturing, 12 in clinical and regulatory activities, 11 in administration and management, and 24 in marketing and sales. We believe that we have been successful in attracting skilled and experienced employees. None of our employees is covered by a collective bargaining agreement. All of our employees have executed confidentiality agreements. We consider relations with our employees to be excellent.


--------------------------------------------------------------------------------

Important Factors Regarding Forward Looking Statements.

--------------------------------------------------------------------------------

This report includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties that could cause our actual results to vary materially from those reflected in the forward-looking statements. Words such as "believes," "anticipates," "plans," "estimates," "future," "could," "may," "should," "expect," "envision," "potentially," variations of such words and similar expressions are intended to identify such forward-looking statements. Factors that could cause or contribute to these differences include those discussed previously under the caption "Risk factors" and elsewhere in this report. Investors are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

You should not unduly rely on forward-looking statements contained or incorporated by reference in this report. Actual results or outcomes may differ materially from those predicted in our forward-looking statements due to the risks and uncertainties inherent in our business, including among other items, risks and uncertainties in:

 .our ability to successfully execute our business model;

 .our ability to compete successfully against direct and indirect competitors;

 .our ability to launch our proteomics program successfully;

 .market acceptance of and continuing demand for our products;

 .our ability to develop new products;

 .our ability to protect our intellectual property, including patents and know-how;

 .our ability to obtain additional financing to support our operations;

 .the continuation of our corporate collaborations; and

 .changing market conditions and other risks detailed below.

You should read and interpret any forward-looking statements together with the following documents:

 .this Annual Report on Form 10-K including the risk factors contained in this report under the caption "Risk factors"; and

 .our other filings with the Securities and Exchange Commission.

Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

--------------------------------------------------------------------------------

Item 2. Properties

--------------------------------------------------------------------------------

We currently lease approximately 20,000 square feet of administrative space in Princeton, New Jersey. The lease on this space expires in 2002. We intend to remain in Princeton, New Jersey for the foreseeable future. In addition, we have the right to access space located in a facility in Princeton, which was previously leased by us, for manufacture of our products.

We also lease approximately 9,000 square feet of laboratory and office space in Newtown, Pennsylvania which is occupied by our AxCell Biosciences subsidiary, under a lease expiring in 2004.

We own substantially all of the equipment used in the laboratories and offices. We believe our facilities are adequate for our operations at present.


Item 3. Legal Proceedings

In February 2000, we received information as to litigation filed against us in the United States Federal Court for the District of New Jersey by M. David Goldenberg and Immunomedics, Inc. We were served with this lawsuit on March 17, 2000. The litigation claims that our ProstaScint product infringes a patent purportedly held by the plaintiffs. We believe that it is invalid and unenforceable and that ProstaScint does not infringe it. In addition, we have certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be obtained by withholding royalty payments on sales of ProstaScint. We believe, based upon advice of counsel, that we have valid defenses against the claims in this litigation, and that if it is pursued we will vigorously defend our position. We also understand that the purported patent sought to be enforced in the litigation has now expired; as a result, the claim even if successful would not result in a bar of the continued sale of ProstaScint or affect any other of our products or technology. However, given the uncertainty associated with litigation, we cannot give any assurance that the litigation could not result in a material expenditure to us.


Item 4. Submission of Matters to a Vote of Security Holders

        --None

--------------------------------------------------------------------------------
                                      26

Executive Officers of the Registrant
--------------------------------------------------------------------------------

The executive officers of the Company and their respective ages and positions with the Company as of March 1, 2000 are as follows:

Name                                        Age                        Title
----------------------------------------------------------------------------------------------------
James A. Grigsby  (1)...................... 57  Chairman of the Board
H. Joseph Reiser, Ph.D. ................... 53  Director, President and Chief Executive Officer
Nicholas Borys, M.D. ...................... 40  Vice President, Medical Affairs
Donald F. Crane............................ 49  Vice President, General Counsel and Corporate
                                                Secretary
Richard W. Krawiec, Ph.D. ................. 52  Vice President, Investor Relations and Corporate
                                                Communications
Jane M. Maida.............................. 44  Vice President, Finance and Administration;
                                                Principal Financial and Accounting Officer
John D. Rodwell, Ph.D. .................... 53  Acting President and Chief Technical Officer, AxCell
                                                Biosciences Corporation, a subsidiary

------
All executive officers are elected annually by Board of Directors. There is no family relationship among any of the executive officers or directors.


James A. Grigsby, Chairman of our Board of Directors, has been our director since May 1996 and Chairman since June 1998. Since April, 1999, Mr. Grigsby has been affiliated with the consulting firm of Nachman, Hays & Associates. Previously, since 1994, Mr. Grigsby was president of Cancer Care Management LLC, a consulting firm providing consulting services regarding cancer disease management issues. From 1989 to 1994, Mr. Grigsby was President of CIGNA Corporation's International Life and Employee Benefits Division, which operated in over 20 countries worldwide, and during that period also served as the head of CIGNA's national health care sales force. Prior to that time, since 1978, he held a number of executive positions with CIGNA Corporation. Mr. Grigsby received a B.A. in Mathematics from Baylor University and is a Fellow of the Society of Actuaries.

H. Joseph Reiser, Ph.D., joined us in August 1998 as President and Chief Executive Officer and as a member of our Board of Directors. Most recently, Dr. Reiser was Corporate Vice President and General Manager, Pharmaceuticals, for Berlex Laboratories Inc., the U.S. subsidiary of Schering AG. During his 17 year tenure at Berlex, Dr. Reiser held positions of increasing responsibility, serving as the first President of Schering Berlin's Venture Corporation, Vice President, Technology and Industry Relations, and Vice President, Drug Development and Technology. Dr. Reiser received his Ph.D. in Physiology from the Indiana University School of Medicine, where he also earned his M.S. in Physiology and B.S. in Biology.

Nicholas Borys, M.D., joined us as Vice President of Medical Affairs in January, 2000. Previously, Dr. Borys was Vice President and Medical Director of Anthra Pharmaceuticals from October, 1998 to January, 2000. From December 1992 to July 1998, he was Director of Medical Affairs at Amersham Healthcare. From 1987 to 1992, he was Director of Medical and Clinical Services at Hoffmann-La Roche. Dr. Borys received his undergraduate education at Rutgers University and his M.D. from American University of the Caribbean.

Donald F. Crane joined us in June 1997 as Vice President, General Counsel and Corporate Secretary. From 1993 until 1997, Mr. Crane was Senior SEC Counsel for U.S. Surgical Corporation. Previously, Mr. Crane was Assistant Secretary and Corporate Counsel at BellSouth Corporation in Atlanta, Georgia. Mr. Crane holds a B.A. in Communications from the University of Georgia and a J.D. from the University of Georgia School of Law.

--------------------------------------------------------------------------------
                                      27

--------------------------------------------------------------------------------

Richard W. Krawiec, Ph.D., joined us in January 2000 as Vice President, Investor Relations and Corporate Communications. During 1999, Dr. Krawiec was Vice President, Investor Relations at La Jolla Pharmaceutical Company, a publicly held biotechnology company which develops drugs for autoimmune diseases. From 1994 to 1998, he was Director of Investor Relations at Amylin Pharmaceuticals, Inc., a publicly held biotechnology company focused on diabetes and metabolic disorders. Dr. Krawiec holds a B.S. in Biology from Boston University and a Ph.D. in Biological Sciences from the University of Rhode Island.

Jane M. Maida currently serves as our Vice President--Finance and Administration. Ms. Maida joined us in March 1997 as Chief Accounting Officer, Corporate Controller and Assistant Secretary. Before joining us, Ms. Maida served as Chief Financial and Information Officer for Mustard Seed, Inc., a behavioral health care company, from 1995. Prior to that position, she was Chief Financial Officer of Morphogenesis, Inc., a biotechnology company focused on cellular immunology. From 1986 to 1994, Ms. Maida was Corporate Controller and Assistant Secretary for The Liposome Company, Inc., a biotechnology company. Ms. Maida holds a B.S. in Education from the University of Pennsylvania and a M.S. in Accounting from the State University of New York at Albany. She is also a Certified Public Accountant.

Our key AxCell employees are:

John D. Rodwell, Ph.D., acting President and Chief Technical Officer of AxCell Biosciences Corporation, our subsidiary, joined us in September 1981. He served as Director, Chemical Research, then as Vice President, Discovery Research from 1984 to 1989, as Vice President, Research and Development from 1989 to July 1996, and as Senior Vice President and Chief Scientific Officer from July 1996 through June 1999, at which time he assumed full time duties as Acting President and Chief Technical Officer of AxCell. From 1980 to 1981, Dr. Rodwell was a Research Assistant Professor and, from 1976 to 1980, he was a postdoctoral fellow, both in the Department of Microbiology at the University of Pennsylvania School of Medicine, where he currently is an Adjunct Associate Professor in the Department of Microbiology. He holds a B.A. in Chemistry from the University of Massachusetts, an M.S. in Organic Chemistry from Lowell Technological Institute and a Ph.D. in Biochemistry from the University of California at Los Angeles.

Brian R. Bullard, 36, joined the company in January 1999 as Vice President and Chief Information Officer of AxCell. Most recently he was with Perkin-Elmer's life sciences divisions, PE Biosystems, where as Manager, Data Products, he was in charge of scientific and market evaluation of data in conjunction with Perkin-Elmer's bioinformatics software platform. Previously, Mr. Bullard was Director of Bioinformatics, Development at Gene Logic in Maryland, responsible for the biotechnology firm's information technology. Mr. Bullard has sixteen years of information technology experience and has held a number of other information technology positions with firms including Science and Technology Corporation, OptiMetrics, Inc. and The Physical Sciences Laboratory.

--------------------------------------------------------------------------------

                                 Risk Factors
--------------------------------------------------------------------------------

Risk factors

You should carefully consider the risks described below together with all of the other information included in or incorporated by reference into this Form 10-K Annual Report before making an investment decision. If any of the following risks occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

We have a history of operating losses and accumulated deficit and expect to incur losses in the future.

We have a history of operating losses since our inception. We had net income of $729,000 during the year ended December 31, 1999 which included certain non-operating gains. We had net losses of $13,152,000 during the year ended December 31, 1998 and $30,712,000 during the year ended December 31, 1997. We had an accumulated deficit of $301,283,000 as of December 31, 1999. In order to develop and commercialize our technologies, particularly our proteomics program and prostate specific membrane antigen, or PSMA, technology, and expand our oncology products, we expect to incur significant increases in our expenses over the next several years. As a result, we may continue to report operating losses for the near future and we may never be profitable or achieve significant revenues.

Our ability to achieve significant revenues or profitability will depend upon numerous factors, including:

 .successful product development;

 .our ability to acquire, develop and commercialize complementary products and technologies; and

 .our ability to achieve increased sales for our existing products and sales for any new products.

We are in the early stages of development and commercialization of our technology platforms and may never achieve the goals of our business plan.

Early last year, we completed our restructuring to focus on development of our prostate specific membrane antigen, or PSMA, and proteomics technologies and the marketing of our existing products. We may be unable to continue to successfully develop or commercialize these technologies. Our PSMA and proteomics technology are still in the early stages of development. We have only recently begun to incorporate our proteomics technology into commercialized products.

We began operations in 1980 and have been engaged primarily in research directed toward the development, commercialization and marketing of products to improve diagnosis and treatment of cancer and other disease. In December 1992, we introduced for commercial use our OncoScint imaging agent. In October 1996, we introduced for commercial use our ProstaScint imaging agent. In March 1997, we introduced for commercial use our Quadramet therapeutic product. These products have not yet achieved significant commercial success. In 1998, we began a restructuring of our company to focus on the development of our PSMA and proteomics technologies and marketing of these existing products.

Our business is therefore subject to the risks inherent in the development of an early stage business enterprise, such as the need:

 .to obtain sufficient capital to support the expenses of developing our technology and commercializing our products;

 .to ensure that our products are safe and effective;

 .to manufacture our products in sufficient quantities and at a reasonable cost;

 .to develop a sufficient market for our products; and

 .to attract and retain qualified management, sales, technical and scientific staff.

The problems frequently encountered using new technologies and operating in a competitive environment also may affect our business. If we fail to properly address these risks and attain our business objectives, our business, results of operations and financial condition will suffer.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Our proteomics program is at an early stage of development.

We have developed and intend to continue to develop our proteomics program. This technology involves new approaches and remains commercially unproven. Our technology and development focus is primarily directed toward offering an infrastructure to companies for the development of drugs to treat a variety of complex human diseases. There is limited understanding generally relating to the role of proteins in diseases, and few products based on protein interaction discoveries have been developed and commercialized. Even if our proteomics program was successful in identifying and validating biological targets, there is no guarantee that our customers will be able to develop or commercialize products to improve human health.

In addition, the success of our proteomics technology will depend upon our ability to use software tools to generate data that relates protein signaling pathways to a variety of other bioinformatic information. Because of the complexity of this data, we may not be able to detect and remedy any design defects or software errors in our existing or future technologies, including databases.

Due to the specialized nature and price of our proteomics technology and services, there are a limited number of pharmaceutical and biotechnology companies that are potential customers. Additional reasons why there may not be a great demand for our proteomics technology and services include:

 .our potential customers may determine to conduct in-house research;

 .our competitors may offer similar services at competitive prices;

 .we may not be able to service satisfactorily the needs of our potential or actual customers;

 .others may publicly disclose or patent proprietary information contained in our IFP Database (including information related to protein signaling pathways or target candidates) or relating to prostate antigens or antibodies; and

 .technological innovations may be discovered that are more advanced than those used by or available to us.

Our technology program for proteomics is still in the early stages of development. We may not be able to populate our IFP Database with information that is useful to potential customers in a timely manner. Even if we complete and develop successfully our proteomics technology, the technology may not be accepted by, or be useful to, our customers.

Our PSMA product development program is novel and, consequently, inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies, including our PSMA technology. These risks include the possibility that:

 .the technologies we use will not be effective;

 .our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals;

 .our product candidates will be hard to manufacture on a large scale or will be uneconomical to market; and

 .we will not successfully overcome technological challenges presented by our products.

Our objectives include developing our PSMA technology into novel cancer therapeutics, including a cancer vaccine. To our knowledge, no cancer therapeutic vaccine has been approved for marketing. Our other research and development programs involve similarly novel approaches to human therapeutics. Consequently, there is no precedent for the successful commercialization of therapeutic products based on our PSMA technologies. We cannot assure you that any of our products will be successfully developed.

We are heavily dependent on market acceptance of ProstaScint and Quadramet for near-term revenues.

ProstaScint and Quadramet are expected to account for a significant percentage of our product-related revenues in the near future. For the year ended December 31, 1999, revenues from ProstaScint and Quadramet accounted for approximately 92% of our product related revenues.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Because these products contribute the majority of our product-related revenues, our business, financial condition and results of operations depend on their acceptance as safe, effective and cost-efficient alternatives to other available treatment and diagnostic protocols by the medical community, including:

 .health care providers, such as hospitals and physicians; and

 .third-party payors, including Medicare, Medicaid, private insurance carriers and health maintenance organizations.

Our customers, including technologists and physicians, must successfully complete our Partners in Excellence Program, or PIE Program, a proprietary training program designed to promote the correct acquisition and interpretation of ProstaScint images. This approach is, therefore, technique dependent and requires a learning commitment on the part of users. We cannot assure you that additional physicians will make this commitment or otherwise accept this product as part of their treatment practices.

Berlex Laboratories, Inc. markets Quadramet in the United States through an agreement that we entered into in October 1998. We cannot assure you that Berlex will be able to successfully market Quadramet or that this agreement will result in significant revenues for us. We recently obtained marketing rights to Quadramet in Canada, but have not yet implemented a selling program. We cannot assure you that Quadramet can be marketed effectively in Canada, or that it will contribute significantly to our revenues.

We cannot assure you that Quadramet will be approved for additional indications, due to uncertainty as to efficacy or safety for other purposes, to regulatory obstacles and to physician preferences for existing or competing practices.

Accordingly, we cannot assure you that ProstaScint or Quadramet will achieve market acceptance on a timely basis, or at all. If ProstaScint or Quadramet do not achieve broad market acceptance, we may not be able to generate sufficient product revenue to become profitable.

We may need to raise additional capital which may not be available.

We have incurred negative cash flows from operations since inception. We have expended, and will need to continue to expend, substantial funds to complete our planned product development efforts, including our proteomics and PSMA programs. While we believe that the proceeds from this offering will be sufficient to meet our development and commercialization needs for the foreseeable future, our future capital requirements and the adequacy of our available funds depend on many factors, including:

 .successful commercialization of our products;

 .acquisition of complementary products and technologies;

 .magnitude, scope and results of our product development efforts;

 .progress of preclinical studies and clinical trials;

 .progress of regulatory affairs activities;

 .costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

 .competing technological and market developments; and

 .expansion of strategic alliances for the sale, marketing and distribution of our products.

We may raise additional capital through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. Additional financing may not be available to us when we need it, or, if available, we may not be able to obtain financing on terms favorable to us or our stockholders. If we raise additional capital by issuing equity securities, the issuance will result in ownership dilution to our stockholders. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates or to grant licenses on

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------

unfavorable terms. If we relinquish rights or grant licenses on unfavorable terms, we may not be able to develop or market products in a manner that is profitable to us. If adequate funds are not available, we may not be able to conduct research activities, preclinical studies, clinical trials or other activities relating to the successful commercialization of our products.

Competition in our field is intense and likely to increase.

We face, and will continue to face, intense competition from one or more of the following entities:

 .pharmaceutical companies;

 .biotechnology companies;

 .bioinformatics companies;

 .diagnostic companies;

 .academic and research institutions; and

 .government agencies.

All of our lines of business are subject to significant competition from organizations that are pursuing technologies and products that are the same as or similar to our technology and products. Many of the organizations competing with us have greater capital resources, research and development staffs and facilities and marketing capabilities.

We believe that our future success will depend in large part on our ability to maintain a competitive position in proteomics and in the development of oncology products. Before we recover development expenses for our products and technologies, the products or technologies may become obsolete as a result of technological developments by us or others. Our products could also be made obsolete by new technologies which are less expensive or more effective. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies.

We have experienced fluctuating results of operations.

Our results of operations have fluctuated on an annual and quarterly basis and may fluctuate significantly from period to period in the future, due to, among other factors:

 .variations in revenue from sales of and royalties from our products;

 .timing of regulatory approvals and other regulatory announcements relating to our products;

 .variations in our marketing, manufacturing and distribution channels;

 .timing of the acquisition and successful integration of complementary products and technologies;

 .timing of new product announcements and introductions by us and our competitors; and

 .product obsolescence resulting from new product introductions.

Many of these factors, and others not listed above, are outside our control. Due to one or more of these factors, our results of operations may fall below the expectations of securities analysts and investors in one or more future quarters. If this happens, the market price of our common stock could decline.

We rely heavily on our collaborative partners.

Our success depends in significant part upon the success of our collaborative partners. We have entered into the following agreements for the sales, marketing, distribution and manufacture of our products, product candidates and technologies:

 .sub-license and marketing agreement with Berlex Laboratories, Inc. relating to the Quadramet technology which we licensed from The Dow Chemical Company. Berlex is responsible for marketing, selling and

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

 arranging for the manufacture and distribution of Quadramet in the United States. This agreement expires on the later of October 28, 2018 or upon the expiration of the patents covering Quadramet;

 .agreement for manufacture of Quadramet by The DuPont Pharmaceuticals Company (formerly the radiopharmaceuticals division of The DuPont Merck Company);

 .marketing and platform development agreement with Informax, Inc. related to our proteomics program;

 .a joint venture with Progenics Pharmaceuticals, Inc. for the development of PSMA for immunotherapy for prostate and other cancers; and

 .letter of intent for a licensing agreement with Molecular Staging, Inc. for technology to be used in developing in vitro diagnostic tests using PSMA and PSA.

Because our collaborative partners are responsible for certain of our sales, marketing, manufacturing and distribution activities, these activities are outside our direct control. We cannot assure you that our partners will perform their obligations under these agreements with us. In the event that our collaborative partners do not successfully market and sell our products or breach their obligations under our agreements, our products may not be commercially successful, any success may be delayed and new product development could be inhibited.

Our business could be harmed if our collaborations expire or are terminated early.

We cannot assure you that we will be able to maintain our existing collaborative arrangements. If they expire or are terminated, we cannot assure you that they will be renewed or that new arrangements will be available on acceptable terms, if at all. In addition, we cannot assure you that any new arrangements or renewals of existing arrangements will be successful, that the parties to any new or renewed agreements will perform adequately or that any potential collaborators will not compete with us.

We cannot assure you that our existing or future collaborations will lead to the development of product candidates or technologies with commercial potential, that we will be able to obtain proprietary rights or licenses for proprietary rights for our product candidates or technologies developed in connection with these arrangements or that we will be able to ensure the confidentiality of proprietary rights and information developed in such arrangements or prevent the public disclosure thereof.

We have limited sales, marketing and distribution capabilities for our products.

We recently established a sales force and have limited internal sales, marketing and distribution capabilities for our products. We depend on Berlex for the sale, marketing and distribution of Quadramet in the United States. In locations outside the United States, we have not established a selling presence. If we are unable to establish and maintain significant sales, marketing and distribution efforts, either internally or through arrangements with third parties, our business may be harmed.

There are risks associated with the manufacture of our products.

If we are to be successful, our products will have to be manufactured either internally or through third-party manufacturers in compliance with regulatory requirements and at costs acceptable to us. We cannot assure you that we will be able to continue to manufacture, arrange for manufacture on reasonable terms or successfully outsource the manufacturing of our products. If we are unable to successfully manufacture or arrange for the manufacture of our products and product candidates, we would not be able to successfully commercialize our products and our business may be seriously harmed.

Our business may be adversely affected by the uncertainty associated with our third-party manufacturers' dependence on single source suppliers.

Quadramet is manufactured by DuPont pursuant to an agreement with both Berlex and Cytogen. Some components of Quadramet, particularly Samarium/153/ and EDTMP, are provided to DuPont by outside suppliers. Due to radioactive decay, Samarium/153/ must be produced on a weekly basis. DuPont obtains its requirements for Samarium/153/ from one supplier. Alternative sources for these components may not be readily available. On one occasion, DuPont was unable to manufacture Quadramet on a timely basis due to the failure of its supplier to provide Samarium/153/. If DuPont cannot obtain sufficient quantities of the components on commercially reasonable terms, or in a timely manner, it would be unable to manufacture Quadramet on a timely and cost-effective basis which could affect our ability to generate sufficient revenues to become profitable.

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------


Compliance with manufacturing regulations is critical to our business.

We and our third-party manufacturers are required to adhere to US Food & Drug Administration regulations setting forth requirements for current Good Manufacturing Practices, or cGMP, and similar regulations in other countries, which include extensive testing, control and documentation requirements. Ongoing compliance with cGMP, labeling and other applicable regulatory requirements are monitored through periodic inspections and market surveillance by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure of our third-party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant premarket clearance or premarket approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

Failure of consumers to obtain adequate reimbursement from third-party payors could limit market acceptance and affect pricing of our products, which would materially adversely affect our business.

Our business, financial condition and results of operations will continue to be affected by the efforts of governments and other third-party payors to contain or reduce the costs of healthcare. There have been, and we expect that there will continue to be, a number of federal and state proposals to implement government control of pricing and profitability of therapeutic and diagnostic imaging agents such as our products. In addition, an emphasis on managed care increases possible pressure on pricing of these products. While we cannot predict whether these legislative or regulatory proposals will be adopted, or the effects these proposals or managed care efforts may have on our business, the announcement of these proposals and the adoption of these proposals or efforts could affect our stock price or our business. Further, to the extent these proposals or efforts have a material adverse effect on other companies that are our prospective corporate partners, our ability to establish strategic alliances may be adversely affected.

Sales of our products depend in part on reimbursement to the consumer from third-party payors, including Medicare, Medicaid and private health insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services. We cannot assure you that our products will be considered cost-effective and that reimbursement to consumers will continue to be available, or will be sufficient to allow us to sell our products on a competitive basis. Approval of our products for reimbursement by a third- party payor may depend on a number of factors, including the payor's determination that our products are clinically useful and cost-effective, medically necessary and not experimental or investigational. Reimbursement is determined by each payor individually and in specific cases. The reimbursement process can be time consuming. If we cannot secure adequate third-party reimbursement for our products, there would be a material adverse effect on our business, financial condition and results of operations.

Our potential oncology products will be subject to the risks of failure inherent in the development of diagnostic or therapeutic products based on new technologies.

Product development involves a high degree of risk. We cannot assure you that the product candidates we develop, pursue or offer will prove to be safe and effective, will receive the necessary regulatory approvals, will not be precluded by proprietary rights of third parties or will ultimately achieve market acceptance. These product candidates will require substantial additional investment, laboratory development, clinical testing and regulatory approvals prior to their commercialization. We cannot assure you that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products. If we are unable to develop and commercialize products on a timely basis or at all, our business will be harmed.

Before we obtain regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing. We cannot assure you that our clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Clinical trials or marketing of any potential diagnostic or therapeutic products may expose us to liability claims for the use of these diagnostic or therapeutic products. We may not be able to obtain product liability insurance or, if obtained, sufficient coverage may not be available at a reasonable cost. In addition, as we develop diagnostic or therapeutic products internally, we will have to make significant investments in diagnostic or therapeutic product development, marketing, sales and

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

regulatory compliance resources. We will also have to establish or contract for the manufacture of products, including supplies of drugs used in clinical trials, under the current Good Manufacturing Practices of the FDA. We also cannot assure you that product issues will not arise following successful clinical trials and FDA approval.

The rate of completion of clinical trials also depends on the rate of patient enrollment. Patient enrollment depends on many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites and the eligibility criteria for the study. Delays in planned patient enrollment may result in increased costs and delays, which could have a harmful effect on our ability to develop the products in our pipeline.

If we are unable to comply with applicable governmental regulations, we may not be able to continue our operations.

Any products tested, manufactured or distributed by us or on our behalf pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by numerous regulatory authorities, including primarily the FDA. We may be slow to adapt, or we may never adapt to changes in existing requirements or adoption of new requirements or policies. Our failure to comply with regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal of clearances or approvals, restrictions on or injunctions against marketing our products based on our technology, and civil and criminal penalties. We cannot assure you that we will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not create an unsustainable burden on our business.

Numerous federal, state and local governmental authorities, principally the FDA, and similar regulatory agencies in other countries, regulate the preclinical testing, clinical trials, manufacture and promotion of any compounds or agents we or our collaborative partners develop, and the manufacturing and marketing of any resulting drugs. The drug development and regulatory approval process is lengthy, expensive, uncertain and subject to delays.

The regulatory risks we face also include the following:

 .any compound or agent we or our collaborative partners develop must receive regulatory agency approval before it may be marketed as a drug in a particular country;

 .the regulatory process, which includes preclinical testing and clinical trials of each compound or agent in order to establish its safety and efficacy, varies from country to country, can take many years and requires the expenditure of substantial resources;

 .in all circumstances, approval of the use of previously unapproved radioisotopes in certain of our products requires approval of either the Nuclear Regulatory Commission or equivalent state regulatory agencies. A radioisotope is an unstable form of an element which undergoes radioactive decay, thereby emitting radiation which may be used, for example, to image or destroy harmful growths or tissue. We cannot assure you that such approvals will be obtained on a timely basis, or at all;

 .data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory agency approval; and

 .delays or rejections may be encountered based upon changes in regulatory agency policy during the period of drug development and/or the period of review of any application for regulatory agency approval. These delays could adversely affect the marketing of any products we or our collaborative partners develop, impose costly procedures upon our activities, diminish any competitive advantages we or collaborative partners may attain and adversely affect our ability to receive royalties.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------


We cannot assure you that, even after this time and expenditure, regulatory agency approvals will be obtained for any compound or agent developed by or in collaboration with us. Moreover, regulatory agency approval for a drug or agent may entail limitations on the indicated uses that could limit the potential market for any such drug. Furthermore, if and when such approval is obtained, the marketing, manufacture, labeling, storage and record keeping related to our products would remain subject to extensive regulatory requirements. Discovery of previously unknown problems with a drug, its manufacture or its manufacturer may result in restrictions on such drug, manufacture or manufacturer, including withdrawal of the drug from the market. Failure to comply with regulatory requirements could result in fines, suspension of regulatory approvals, operating restrictions and criminal prosecution.

The U.S. Food, Drug and Cosmetics Act requires that our products be manufactured in FDA registered facilities subject to inspection. The manufacturer must be in compliance with cGMP, which imposes certain procedural and documentation requirements upon us, and our manufacturing partners with respect to manufacturing and quality assurance activities. If we or our manufacturing partners do not comply with cGMP we may be subject to sanctions, including fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for drugs, withdrawal of marketing approvals and criminal prosecution.

We depend on attracting and retaining key personnel.

We are highly dependent on the principal members of our management and scientific staff. The loss of their services might significantly delay or prevent the achievement of development or strategic objectives. Our success depends on our ability to retain key employees and to attract additional qualified employees. Competition for personnel is intense, and we cannot assure you that we will be able to retain existing personnel or attract and retain additional highly qualified employees in the future.

We have an employee retention agreement with our President and Chief Executive Officer, H. Joseph Reiser, Ph.D., which provides for vesting of stock options for the purchase of shares of our common stock based on continued employment and on the achievement of performance objectives defined by the board of directors. We do not have similar retention agreements with our other key personnel. If we are unable to hire and retain personnel in key positions, our management and operations will suffer unless a qualified replacement can be found.

Our business exposes us to potential liability claims that may exceed our financial resources, including our insurance coverage, and may lead to the curtailment or termination of our operations.

Our business is subject to product liability risks inherent in the testing, manufacturing and marketing of our products. We cannot assure you that product liability claims will not be asserted against us, our collaborators or our licensees. While we currently maintain product liability insurance in amounts we believe are adequate, we cannot assure you that such coverage will be adequate to protect us against future product liability claims or that product liability insurance will be available to us in the future on commercially reasonable terms, if at all. Furthermore, we cannot assure you that we will be able to avoid significant product liability claims and adverse publicity. If liability claims against us exceed our financial resources we may have to curtail or terminate our operations.

Our business involves environmental risks that may result in liability for us.

We are subject to a variety of local, state and federal government regulations relating to storage, discharge, handling, emission, generation, manufacture and disposal of toxic, infectious or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, we could be liable for damages, penalties or other forms of censure.

If our patent applications do not result in issued patents, then our competitors may obtain rights to commercialize our discoveries.

Our business and competitive positions are dependent upon our ability to protect our proprietary technology. Because of the substantial length of time and expense associated with development of new products, we, like the rest of the biopharmaceutical industry, place considerable importance on obtaining and maintaining patent and trade secret protection for new technologies, products and processes. We have filed patent applications for our technology for diagnostic and therapeutic products and the methods for their production and use.

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------


The patent positions of pharmaceutical, biopharmaceutical and biotechnology companies, including us, are generally uncertain and involve complex legal and factual questions. Our patent applications may not protect our technologies and products because of the following reasons:

 .there is no guarantee that any of our pending patent applications will result in additional issued patents;

 .we may develop additional proprietary technologies that are not patentable;

 .there is no guarantee that any patents issued to us, our collaborators or our licensors will provide a basis for a commercially viable product;

 .there is no guarantee that any patents issued to us or our collaborators will provide us with any competitive advantage;

 .there is no guarantee that any patents issued to us or our collaborators will not be challenged, circumvented or invalidated by third parties; and

 .there is no guarantee that any patents previously issued to others or issued in the future will not have an adverse effect on our ability to do business.

In addition, patent law in the technology fields in which we operate is uncertain and still evolving, and we cannot assure you as to the degree of protection that will be afforded any patents we are issued or license from others. Furthermore, we cannot assure you that others will not independently develop similar or alternative technologies, duplicate any of our technologies, or, if patents are issued to us, design around the patented technologies developed by us. In addition, we could incur substantial costs in litigation if we are required to defend ourselves in patent suits by third parties or if we initiate such suits. We cannot assure you that, if challenged by others in litigation, the patents we have been issued, or which we have been assigned or have licensed from others will not be found invalid. We cannot assure you that our activities would not infringe patents owned by others. Defense and prosecution of patent matters can be expensive and time-consuming and, regardless of whether the outcome is favorable to us, can result in the diversion of substantial financial, managerial and other resources. An adverse outcome could:

 .subject us to significant liability to third parties;

 .require us to cease any related research and development activities and product sales; or

 .require us to obtain licenses from third parties.

We cannot assure you that any licenses required under any such third-party patents or proprietary rights would be made available on commercially reasonable terms, if at all. Moreover, the laws of certain countries may not protect our proprietary rights to the same extent as U.S. law.

The issuance of patents may not provide us with sufficient protection.

We depend on our patents and proprietary rights. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. Our patents and the patents we license could be challenged by litigation and, if the outcome of such litigation was adverse, competitors could be free to use the subject matter covered by the patent, or we may license the technology to others in settlement of such litigation. Invalidation of our key patents or non-approval of pending patent applications could increase competition. In addition, any application or exploitation of our technology could infringe patents or proprietary rights of others and any licenses that we might need as a result of such infringement might not be available to us on commercially reasonable terms, if at all.

We cannot predict whether our or our competitors' pending patent applications will result in the issuance of valid patents. Litigation, which could result in substantial cost to us, may also be necessary to enforce our patent and proprietary rights and/or to determine the scope and validity of others' proprietary rights. We may participate in interference proceedings that may in the future be declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to us. The outcome of any

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

litigation or interference proceeding might not be favorable to us, and we might not be able to obtain licenses to technology that we require at a reasonable cost, if at all.

We are a defendant in litigation filed against us in the United States Federal Court for the District of New Jersey by M. David Goldenberg and Immunomedics, Inc. We were served with this lawsuit on March 17, 2000. The litigation claims that our ProstaScint product infringes a patent purportedly held by the plaintiffs. We believe that the purported patent sought to be enforced in the litigation has now expired. As a result, the claim, even if successful, would not result in a bar of the continued sale of ProstaScint or affect any other of our products or technology. However, given the uncertainty associated with litigation, we cannot give any assurance that the litigation could not result in a material expenditure to us.

The termination of one or more license agreements that are important in the manufacture of our current products and new product research and development activities would harm our business.

We are a party to license agreements under which we have rights to use technologies owned by other companies in the manufacture of our products and in our proprietary research, development and testing processes. We are the exclusive licensee of certain patents and patent applications held by the University of North Carolina at Chapel Hill covering part of the technology used in the proteomics program and of certain patents and patent applications held by the Memorial Sloan-Kettering Institute covering PSMA. We depend upon the enforceability of our license with The Dow Chemical Company with respect to Quadramet. If the licenses were terminated, we may not be able to find suitable alternatives to this technology on timely or reasonable terms, if at all. The loss of the right to use these technologies that we have licensed would significantly harm our business.

We cannot be certain that our security measures protect our unpatented proprietary technology.

We also rely upon trade secret protection for some of our confidential and proprietary information that is not subject matter for which patent protection is being sought. To help protect our rights, we require all employees, consultants, advisors and collaborators to enter into confidentiality agreements that require disclosure, and in most cases, assignment to us, of their ideas, developments, discoveries and inventions, and that prohibit the disclosure of confidential information to anyone outside Cytogen. We cannot assure you, however, that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

If we make any acquisitions, we will incur a variety of costs and may never realize the anticipated benefits.

If appropriate opportunities become available, we may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any acquisitions other than those described in this prospectus. If we do undertake any transaction of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect our results of operations and financial condition, which could cause a decline in the market price of our common stock.

We may invest or spend the proceeds of this offering in ways with which you may not agree.

We will retain broad discretion over the use of proceeds from this offering. You may not agree with how we spend the proceeds, and our use of the proceeds may not yield a significant return or any return at all. We intend to use a majority of the proceeds from this offering to fund our operations, including continued development, manufacturing and commercialization of our proteomics technologies, research and development of additional products, expansion of our sales and marketing capabilities, and for general corporate purposes, including working capital and capital expenditures. Because of the number and variability of factors that determine our use of the net proceeds from this offering, we cannot assure you that these uses will not vary substantially from our currently planned uses. Until we use the net proceeds of this offering for the above purposes, we intend to invest the funds in investment grade, interest bearing securities.

--------------------------------------------------------------------------------

-------------------------------------------------------------------------------


Our stock price has been and may continue to be volatile, and your investment in our stock could decline in value.

The market prices for securities of biotechnology and pharmaceutical companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock has fluctuated over a wide range and may continue to fluctuate for various reasons, including, but not limited to, announcements concerning our competitors or us regarding:

 .results of clinical trials;

 .technological innovations or new commercial products;

 .changes in governmental regulation or the status of our regulatory approvals or applications;

 .changes in earnings;

 .changes in health care policies and practices;

 .developments or disputes concerning proprietary rights;

 .litigation or public concern as to safety of the our potential products; and

 .changes in general market conditions.

We have adopted various anti-takeover provisions which may affect the market price of our common stock.

Our Board of Directors has the authority, without further action by the holders of common stock, to issue from time to time, up to 5,400,000 shares of preferred stock in one or more classes or series, and to fix the rights and preferences of the preferred stock. Pursuant to these provisions, we have implemented a stockholder rights plan by which one preferred stock purchase right is attached to each share of common stock, as a means to deter coercive takeover tactics and to prevent an acquirer from gaining control of us without some mechanism to secure a fair price for all of our stockholders if an acquisition was completed. These rights will be exercisable if a person or group acquires beneficial ownership of 20% or more of our common stock and can be made exercisable by action of our board of directors if a person or group commences a tender offer which would result in such person or group beneficially owning 20% or more of our common stock. Each right will entitle the holder to buy one one-thousandth of a share of a new series of our junior participating preferred stock for $20. If any person or group becomes the beneficial owner of 20% or more of our common stock (with certain limited exceptions), then each right not owned by the 20% stockholder will entitle its holder to purchase, at the right's then current exercise price, common shares having a market value of twice the exercise price. In addition, if after any person has become a 20% stockholder, we are involved in a merger or other business combination transaction with another person, each right will entitle its holder (other than the 20% stockholder) to purchase, at the right's then current exercise price, common shares of the acquiring company having a value of twice the right's then current exercise price.

We are subject to provisions of Delaware corporate law which, subject to certain exceptions, will prohibit us from engaging in any "business combination" with a person who, together with affiliates and associates, owns 15% or more of our common stock for a period of three years following the date that the person came to own 15% or more of our common stock unless the business combination is approved in a prescribed manner.

These provisions of the stockholder rights plan, our certificate of incorporation, and of Delaware law may have the effect of delaying, deterring or preventing a change in control of us, may discourage bids for our common stock at a premium over market price and may adversely affect the market price, and the voting and other rights of the holders, of our common stock.

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------


A large number of our shares are eligible for future sale which may adversely impact the market price of our common stock.

A large number of shares of common stock already outstanding, or issuable upon exercise of options and warrants, are eligible for resale, which may adversely affect the market price of the common stock. As of March 13, 2000, we had 72,649,096 shares of common stock outstanding. An additional 4,580,331 shares of common stock are issuable upon the exercise of outstanding stock options and warrants. Substantially all of such shares subject to outstanding options will, when issued upon exercise thereof, be available for immediate resale in the public market pursuant to currently effective registration statements under the Securities Act of 1933, as amended, or pursuant to Rule 701 promulgated thereunder.

Berlex Laboratories, Inc. exercised its registration rights with respect to 1,000,000 shares of common stock and we are contractually obligated to register these shares. We expect to file this registration statement in the immediate future. Berlex has agreed not to sell its shares for 90 days following the date of this prospectus. Following this 90-day period, Berlex may sell these shares from time to time.

--------------------------------------------------------------------------------

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


1998                                                             High            Low
----                                                             ----           -----
First Quarter..................................................  2 7/16         1 1/4
Second Quarter.................................................  2              5/8
Third Quarter..................................................  2 9/16         3/4
Fourth Quarter.................................................  1 7/8          11/16

1999
----
First Quarter..................................................  1 1/2          27/32
Second Quarter.................................................  2              7/8
Third Quarter..................................................  2 3/8          1 3/8
Fourth Quarter.................................................  3 23/64        1 3/8

     As of February 14, 2000, there were approximately 4,818 holders of record of the common stock.

     Cytogen has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any future earnings to fund the development and growth of its business. Any future determination to pay dividends will be at the discretion of the Company's board of directors.

Item 6.   Selected Financial Data

     The following selected financial information has been derived from the consolidated financial statements of the Company for each of the five years in the period ended December 31, 1999, which have been audited by Arthur Andersen LLP, the Company's independent public accountants. The selected financial data set forth below should be read in conjunction with the consolidated financial statements, including the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information provided elsewhere in this report.

                                                                         Year Ended December 31,
                                                       ------------------------------------------------------------
                                                         1999        1998          1997        1996          1995
                                                       ------------------------------------------------------------
Statements of Operations Data:                              (All amounts in thousands, except per share date)
Revenues:
   Product sales ....................................  $  6,971    $  8,976      $  5,252    $  1,507      $  1,377
   Royalties ........................................     1,060       1,664         3,282           -             -
   License and contract .............................     3,171       9,239         5,886       4,223         3,608
                                                       --------    --------      --------    --------      --------
     Total revenues .................................    11,202      19,879        14,420       5,730         4,985
                                                       --------    --------      --------    --------      --------

Operating Expenses:
  Cost of product and contract
     manufacturing revenues (1)......................     4,111      12,284         5,939           -             -
  Research and development ..........................     3,849       9,967        17,913      20,539        22,594
  Acquisition of  technology rights..................     1,214           -             -           -        45,878
  Equity loss in Targon subsidiary...................         -       1,020         9,232         288             -
  Selling and marketing .............................     4,210       5,103         5,492       4,143         4,493
  General and administrative.........................     3,501       7,420         6,871       5,494         4,804
                                                       --------    --------      --------    --------      --------
     Total operating expenses .......................    16,885      35,794        45,447      30,464        77,769
                                                       --------    --------      --------    --------      --------

     Operating loss..................................    (5,683)    (15,915)      (31,027)    (24,734)      (72,784)


Gain on sale of laboratory and manufacturing
   facilities........................................     3,298           -             -           -             -
Gain on sale of Targon subsidiary....................         -       2,833             -           -             -
Other income (expense) ..............................       412         (70)          315         968           264
                                                       --------    --------      --------    --------      --------
      Loss before income taxes ......................    (1,973)    (13,152)      (30,712)    (23,766)      (72,520)
Income tax benefit ..................................    (2,702)          -             -           -             -
                                                       --------    --------      --------    --------      --------
Net income (loss)....................................       729     (13,152)      (30,712)    (23,766)     (72,520)
Dividends, including deemed
   dividends on preferred stock......................         -        (119)       (1,352)     (4,571)           -
                                                       --------    --------      --------    --------      --------
Net income (loss) to common stockholders.............  $    729    $(13,271)     $(32,064)   $(28,337)     $(72,520)
                                                       ========    ========      ========    ========      ========
Basic and diluted net income (loss) per
    common share.....................................  $   0.01    $  (0.24)     $  (0.63)   $  (0.59)     $  (2.11)
                                                       ========    ========      ========    ========      ========
Weighted average common shares outstanding
   Basic ............................................    67,179      56,419        51,134      48,401        34,333
                                                       ========    ========      ========    ========      ========
   Diluted ..........................................    68,187      56,419        51,134      48,401        34,333
                                                       ========    ========      ========    ========      ========

                                                                                  December 31,
                                                      --------------------------------------------------------------------------
Consolidated Balance Sheet Data:                        1999            1998             1997            1996             1995
                                                      ---------     ------------      ----------     ------------     ----------
                                                                                    (in thousands)
Cash, short term investments and
     restricted cash ................................ $  12,394      $   3,015        $   7,401       $  24,765       $  29,135
Total assets ........................................    18,605         10,900           27,555          41,543          37,149
Long-term liabilities ...............................     2,416          2,223           10,171           1,855           3,275
Accumulated deficit .................................  (301,283)      (302,012)        (288,741)       (256,677)       (228,340)
Stockholders' equity ................................    10,549            443            9,983          32,927          25,276

(1) Prior to 1997, product sales were minimal and no revenues were derived from contract manufacturing, therefore, cost of product sales was immaterial and was included in research and development expenses.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Cytogen Corporation ("Cytogen" or "The Company" which includes the Company and its subsidiaries) is an established biopharmaceutical company with two principal lines of business, proteomics and oncology. The Company is extending its expertise in antibodies and molecular recognition to the development of new products and a proteomics-driven drug discovery platform. The Company has established a pipeline of product candidates based upon its proprietary antibody and prostate specific membrane antigen, or PSMA, technologies. Cytogen is also developing a proprietary protein pathway database as a drug discovery and development tool for the pharmaceutical and biotechnology industries.

     Cytogen's cancer management franchise currently comprises three marketed FDA-approved products: ProstaScint, used to image the extent and spread of prostate cancer; OncoScint CR/OV, marketed as a diagnostic imaging agent for colorectal and ovarian cancer and Quadramet, marketed for the relief of cancer-related bone pain. The Company is extending its cancer pipeline by exploiting PSMA, which Cytogen exclusively licensed from Memorial Sloan-Kettering Cancer Center. PSMA is a unique antigen highly expressed in prostate cancer cells and in the neovasculature of a variety of other solid tumors, including breast, lung and colon. The Company is developing its PSMA technology as part of its approach to offering a full range of prostate cancer management products and services throughout the progression of the disease, including gene-based immunotherapy vaccines, antibody-delivered therapeutic compounds and novel assays for detection of primary prostate cancer. Cytogen also plans to apply its PSMA technology, including therapeutics and in vitro diagnostics, toward other types of cancer based upon the Company's experience in prostate cancer. The Company's in vivo immunotherapeutic development program is being conducted in collaboration with Progenics Pharmaceuticals, Inc.

     Proteomics is the study of the expression and interaction of proteins. Genomics is the study and identification of an organism's genetic makeup. While genomics provides important information regarding genetic makeup, it does not directly provide information regarding protein functions or protein interactions. However, genomics data can prove useful in proteomics research as a source of obtaining complete protein sequences of ligands the Company has identified. Public availability of this genomic information allows for effective integration in the Company's database of public and proprietary information. The Company recognized in its past research that the key to understanding or developing the means to intervene in diseases was primarily based on understanding protein interactions rather than only through the use or study of genomics. The Company undertook this approach on its own initiative and with its own funds. Cytogen's proteomics program, under development by its subsidiary, AxCell Biosciences Corporation, is focused on the identification of protein interaction and signaling pathways within cells as relating to disease processes.

     The Company utilizes its proprietary proteomics technology to map selective protein-protein interactions and to develop a database, called the Inter-Functional Proteomic Database, or IFP Database, which includes data relating to protein signaling pathways linked to a variety of other bioinformatic data. The IFP Database is designed to permit customers to integrate existing databases, both public and proprietary, with the Company's proprietary data to create a "virtual laboratory" on the computer desktop of researchers involved in drug discovery. The Company believes this database has significant potential commercial value to the pharmaceutical and biotechnology industries as a means of expediting drug target identification, validation, screen development and lead compound optimization faster and cheaper than with current methodologies. These proprietary technologies are designed to provide a platform from which the Company can quickly and cost-effectively determine protein-protein interactions and build pathways of intracellular signaling data. The Company's IFP Database also offers a consolidated platform to enable statistical and mathematical modeling of complex protein pathways.

Results of Operations

Years ended December 31, 1999, 1998 and 1997

     Revenues. Total revenues were $11.2 million in 1999, $19.9 million in 1998 and $14.4 million in 1997. The decrease in 1999 from 1998 and 1997 was primarily due to lower product related revenues, the phasing out of contract manufacturing services and lower license and research revenues. Product related revenues, including product sales and royalty revenues, accounted for 72%, 54% and 59% of revenues in 1999, 1998 and 1997, respectively. License and contract revenues accounted for the remainder of revenues.

      Product related revenues were $8.0 million, $10.6 million and $8.5 million in 1999, 1998 and 1997, respectively. ProstaScint accounted for 79%, 60% and 48% of the revenues in 1999, 1998 and 1997, respectively, while Quadramet royalties and sales accounted for 13%, 31% and 38% of revenues in 1999, 1998 and 1997 respectively. Sales from ProstaScint were $6.4 million, $6.4 million and $4.1 million in 1999, 1998 and 1997, respectively. In the fourth quarter of 1999, the Company began transitioning sales of ProstaScint from C.R. Bard, Inc. to Cytogen's in-house sales force. The Company cannot give any assurance as to the impact on sales by assuming the sole responsibility for marketing and sales of ProstaScint. Royalties and sales from Quadramet were $1.1 million, $3.3 million and $3.3 million in 1999, 1998 and 1997, respectively. From the time of product launch in the second quarter of 1997 through June 1998, Cytogen recorded royalty revenues for Quadramet based on minimum contractual payments, which were in excess of actual sales. Subsequent to June 1998, the minimum royalty arrangement was discontinued and Cytogen recorded product revenues from Quadramet based on actual sales. Beginning in 1999, Quadramet royalties are based on net sales of Quadramet by Berlex, Cytogen's marketing partner for Quadramet. Berlex relaunched the product in March 1999. Although Cytogen believes that Berlex is an advantageous marketing partner, there can be no assurance that Quadramet will, following the re-launch of the product, achieve market acceptance on a timely basis or result in significant revenues for Cytogen.

      Other product revenues, including sales from OncoScint CR/OV, were $620,000, $923,000 and $1.2 million in 1999, 1998 and 1997, respectively. Sales from OncoScint CR/OV were $620,000, $872,000 and $950,000 in 1999, 1998 and
1997, respectively. The Company sells OncoScint CR/OV for diagnostic use in ovarian and colorectal cancer. The Company is experiencing competition in the colorectal market and expects this competition to increase. In 1998 and 1997, other product revenues included $51,000 and $245,000, respectively from autologous lymphocyte therapy ("ALT") treatments for metastatic renal cell carcinoma. Due to the discontinuance of the program in September 1998, the Company received no additional revenues from ALT treatments in 1999.

      License and contract revenues for 1999, 1998 and 1997 were $3.2 million, $9.2 million and $5.9 million, respectively, and included up-front licensing and milestone payments, contract manufacturing and research revenues. License and contract revenues have fluctuated in the past and may fluctuate in the future. Revenues from up-front licensing and milestone payments were $2.0 million, $7.2 million and $2.1 million in 1999, 1998 and 1997, respectively. In 1999, the Company recorded $1.8 million for the licensing of certain applications of PSMA to a joint venture formed by Cytogen and Progenics Pharmaceuticals Inc. (see Note 3 to the Consolidated Financial Statements). In 1998, the Company recorded a $7.1 million up-front licensing payment from Berlex for the marketing and manufacturing rights of Quadramet. In 1997, Cytogen received a $2.0 million milestone payment from DuPont upon FDA approval of Quadramet.

       Revenues from contract manufacturing and research revenues were $1.2 million, $2.0 million and $3.8 million in 1999, 1998 and 1997, respectively. Revenues from contract manufacturing were $604,000, $1.7 million and $984,000 in 1999, 1998 and 1997, respectively. The Company is phasing out contract manufacturing services and expects to receive no further revenues from this service after 1999. The 1997 revenues included $1.5 million from DuPont Pharmaceutical Company ("DuPont") for the continued clinical development of Quadramet (see Note 6 of Notes to the Consolidated Financial Statements) and $924,000 from Elan Corporation, plc ("Elan") for a combined research program between Cytogen and Elan to collaboratively develop orally administered products.

       Operating Expenses. Total operating expenses were $16.9 million, $35.8 million and $45.4 million in 1999, 1998, and 1997, respectively. The 1999 decrease from 1998 and 1997 was the result of savings from the implementation of the Company's restructuring plan. The plan, implemented in 1998 and completed in 1999, included the sale of the manufacturing facility which eliminated excess capacity and reduced the cost of manufacturing the Company's products, closure of Cellcor, a subsidiary, corporate downsizing, the termination of product development efforts through Targon, a subsidiary, and termination and curtailing of certain basic research and clinical programs. The 1999 operating expenditures included a $1.2 million non-cash charge for the acquisition of exclusive technology rights for immunotherapy to PSMA from Prostagen Inc. ("Prostagen"). The 1998 operating expenses included $1.4 million of restructuring costs associated with the closure of Cellcor and corporate downsizing, $539,000 in costs related to the implementation of the Company's turn-around plan, $4.0 million for a Quadramet manufacturing commitment and $995,000 for manufacturing and distribution of Quadramet. The 1997 operating expenses included a one-time license fee of $7.5 million for the acquisition of a product from Elan and a milestone payment of $4.0 million to The Dow Chemical Company ("Dow") upon the FDA's marketing approval of Quadramet.

      Costs of product and contract manufacturing revenues were $4.1 million, $12.3 million and $5.9 million in 1999, 1998 and 1997, respectively. The 1999 decrease from 1998 and 1997 was due to decreased manufacturing costs associated with decreased contract manufacturing activities in 1999 and lower manufacturing costs for Cytogen products as a result of the sale of the manufacturing facility. The 1999 decrease compared to 1998 is also due to the 1998 costs associated with a one-time charge of $4.0 million for a Quadramet manufacturing commitment and $995,000 for the manufacturing and distribution of Quadramet (see
Note 6 of Notes to the Consolidated Financial Statements).

      Research and development expenses were $3.8 million in 1999, $10.0 million in 1998 and $17.9 million in 1997. These expenses principally reflect product development efforts and support for various ongoing clinical trials. The 1999 decrease from 1998 and 1997 is due to the curtailing of certain of the Company's product development efforts including the closure of Cellcor, the termination of basic research programs and the scale back of various clinical programs. The 1999 decrease from 1997 is also due to a $4.0 million milestone payment to Dow upon FDA's marketing approval of Quadramet in 1997.

      Acquisition of technology rights of $1.2 million in 1999 represents a non-cash charge related to the acquisition of Prostagen (see Note 2 to the Consolidated Financial Statements).

      Equity losses in Targon subsidiary were $1.0 million and $9.2 million in 1998 and 1997, respectively. The Company sold Targon in 1998.

      Selling and marketing expenses were $4.2 million, $5.1 million and $5.5 million in 1999, 1998 and 1997, respectively. These expenses reflect marketing efforts for the ProstaScint and expenses to establish and maintain the Partners in Excellence ("PIE") program. The 1999 decrease from 1998 and 1997 is due to open sales positions and lower commission due Bard under the Co-Marketing Agreement. The Company is phasing out this agreement to assume sole responsibility for marketing and sales of ProstaScint. The transition is expected to be concluded by mid-year 2000, with the Co-Marketing Agreement will terminate at that time. The Company is currently expanding its sales force in preparation for this change.

      General and administrative expenses were $3.5 million, $7.4 million and $6.9 million in 1999, 1998 and 1997, respectively. The 1999 decrease from 1998 and 1997 is due to various cost containing efforts in the Company's restructuring plan implemented in 1999 and 1998 such as the closure of Cellcor and corporate downsizing. The 1999 decrease from 1998 is also due to the 1998 restructuring costs of $1.9 million including severance and implementation of a turn-around plan.

      Gain on sale of laboratory and manufacturing facilities. The Company recorded a gain of $3.3 million during 1999 resulting from a sale of certain of the Company's laboratory and manufacturing facilities to Purdue Bio Pharma for net proceeds of $3.6 million in January 1999.

      Gain on sale of Targon subsidiary was $2.8 million in 1998 as a result of the sale of Cytogen's ownership interest in Targon to Elan (see Note 4 of Notes to the Consolidated Financial Statements).

      Interest Income/Expense. Interest income was $441,000, $582,000 and $606,000 for 1999, 1998 and 1997, respectively. The 1999 decrease from 1998 and 1997 is due primarily to interest income realized beginning July 1997 from the $10.0 million note from Targon payable to Cytogen. The note was canceled as a result of the sale of Targon to Elan in August 1998 (see Note 4 of Notes to the Consolidated Financial Statements).

      Interest expense was $29,000, $652,000 and $291,000 in 1999, 1998 and
1997, respectively. The 1999 decrease from 1998 and 1997 was due to the cancellation and satisfaction of liabilities associated with Elan and Knoll Pharmaceuticals Company ("Knoll"), respectively. The $10.0 million note due to Elan was canceled as a result of the sale of Targon to Elan in August 1998. The Company paid the balance of the obligation to Knoll in December 1998.

      Income tax benefit. During 1999, the Company sold New Jersey State operating loss carryforwards and research and development credits which resulted in the recognition of a $2.7 million tax benefit. Under the current legislation, the Company will be able to sell at least $1.6 million of the approved $5.6 million of tax benefits in 2000. The actual amount of tax credits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

      Net Income/Loss. Net income to common stockholders was $729,000 in 1999 compared to a net loss of $13.3 million and $32.1 million in 1998 and 1997, respectively. Basic and fully diluted net income per common share in 1999 was $0.01 based on average common shares outstanding of 67.2 million for basic and
68.2 million for diluted. The net loss per common share is $0.24 and $0.63 in 1998 and 1997, respectively, based on 56.4 million and 51.1 million average common shares outstanding in each year, respectively. The 1997 net loss was increased by $1.4 million of deemed and accrued dividends on the Series B Preferred Stock.


Liquidity and Capital Resources

      The Company's cash, cash equivalents and short-term investments were $12.4 million as of December 31, 1999, compared to $3.0 million as of December 31, 1998 and $7.4 million as of December 31, 1997. The cash used for operating activities in 1999 was $3.9 million compared to $8.0 million in the same period of 1998. The decrease in cash used for operating activities from 1998 was primarily due to lower spending in all areas as a result of the implementation of the Company's restructuring plan.

      Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under license agreements and interest earned on cash and short term investments. In February 2000, the Company received $1.0 million from Berlex for the exercise of a warrant to purchase 1,000,000 shares of Cytogen common stock at $1.002 per share. In December 1999, the Company received $2.7 million for the sale of New Jersey State tax losses and research and development credits. Under the current legislation, the Company will be able to sell at least $1.6 million of the approved $5.6 million of tax benefits in 2000. The actual amount of tax credits the Company may sell will depend upon the allocation among qualifying companies of an annual pool established by the state of New Jersey. In October 1999, the Company sold its undeveloped land in New Jersey for net proceeds of $714,000.

      In August 1999, the Company sold 3,105,590 shares of Cytogen common stock at an aggregate price of $5.0 million or $1.61 per share to the State of Wisconsin Investment Board. As a result of this funding, the Company terminated the remaining $11.5 million of a $12 million equity line agreement with an institutional investor that was entered into in October 1998. Previously, the Company sold $500,000 of Cytogen common stock at $1.0519 per share under this equity line agreement in January 1999.

      In connection with the acquisition of Prostagen in June 1999, the Company received $550,000 in cash along with other assets held by Prostagen (see Note 2 to the Consolidated Financial Statements). During 1999, the Company received payments of $1.0 million related to the licensing of PSMA technology to a joint venture between Cytogen and Progenics. The remaining balance of $1.0 million will be paid in installments through December 31, 2001 (see Note 3 to the Consolidated Financial Statements).

      In January 1999, the Company sold its manufacturing and laboratory facilities for net proceeds of $3.6 million, of which $744,000 of the net proceeds were used to repay the outstanding balance of a term loan entered in 1998. In addition, Cytogen sold 2,666,667 shares of common stock to a subsidiary of The Hillman Company at $0.75 per share for a total of $2.0 million.

      The Company expects to significantly increase the funding of AxCell for the proteomics program in 2000. The operating requirement for AxCell will be funded by Cytogen's existing cash balance. The capital requirement for AxCell may be funded by a $1.4 million line-of-credit agreement entered into in February 2000 between the Company and Finova Capital Corporation ("Finova Facility"). From time to time, until November 2000, the Company will draw on the Finova Facility ("Each Loan") to finance the acquisition of computers and equipment. Each Loan will have a fixed term of 42 months at an interest rate equal to 8.65% plus the Index Rate and will be collateralized by the newly purchased equipment.

      The Company's capital and operating requirements may change depending upon various factors, including: (i) whether the Company and its strategic partners achieve success in manufacturing, marketing and commercialization of its products; (ii) the amount of resources which the Company devotes to clinical evaluations and the expansion of marketing and sales capabilities; (iii) results of clinical trials and research and development activities; and (iv) competitive and technological developments, in particular the Company may expend funds for development of its proteomics and PSMA technologies.

      The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products, license and research contracts, and control of spending. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. The Company currently has no commitments or specific plans for acquisitions or strategic alliances. However, the Company believes that, if successful, such strategies may increase long-term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses. To fund these strategic and operating activities, the Company may sell equity and debt securities as market conditions permit or enter into credit facilities.

      The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales programs. The Company expects that its existing capital resources as of December 31, 1999, together with the net proceeds of $1.0 million from a sale of equity to Berlex in February 2000 and decreased operating costs will be adequate to fund the Company's operations through the year 2001. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital.

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


Year 2000 Compliance

      The "Year 2000 problem" describes the concern that certain computer applications, which use two digits rather than four to represent dates, will interpret the year 2000 as 1900 and malfunction on or after January 1, 2000.

         Cytogen's Internal Systems. The Company's programs and systems did not fail or malfunction upon the arrival of January 1, 2000. The Company internal systems were modified and replaced with fully compliant systems, prior to December 31, 1999. The Company believes that it has achieved its goals regarding year 2000 compliance on all of its critical and non-critical systems.

      Readiness of Third Parties. The Company worked with its processing banks, network providers and manufacturing partners to ascertain that their systems were year 2000 compliant.

      Risks Associated with the Year 2000. The Company is not aware, at this time, of any year 2000 non-compliance issues that were not addressed and repaired prior to December 31, 1999.


Recently Enacted Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on the Company's financial position or results of operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The Company does not have operations subject to risks of foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The Company does not have exposure to market risks associated with changes in interest rates, as it has no variable interest rate debt outstanding. The Company does not believe it has any other material exposure to market risks associated with interest rates.


Item 8.   Financial Statements and Supplementary Data

      The response to Item 8 is submitted as a separate section of this Form
10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

      Information regarding the Company's Directors is incorporated by reference to the information contained under the captions "Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement. Information regarding the Company's Executive Officers is set forth in Part I of this Form 10-K.

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


Item 13.  Certain Relationships and Related Transactions

     In June 1999, Cytogen entered into an agreement with S. Leslie Misrock, and others, to reacquire rights for immunotherapy to its PSMA technology by acquiring Prostagen, Inc., of which Mr. Misrock was a principal holder. Mr. Misrock was elected to the Board of Directors of the Company in August 1999. In connection with the acquisition, Mr. Misrock received shares of the Company's common stock. The Company may also issue additional shares upon completion of certain objectives, including up to 450,000 shares of Cytogen common stock upon the satisfactory termination of lease obligations assumed in the acquisition; up to 500,000 shares upon beneficial resolution of other contractual arrangements entered by Prostagen; and up to an additional $4.0 million in shares of Cytogen common stock (calculated at the time of issuance) if certain milestones are achieved in development of the PSMA technology. Mr. Misrock would receive a portion of these shares.

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
                         exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1999 (Commission File No. 333-02015) and incorporated herein by reference.

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
                         Form S-8 Registration Statement (No. 33-30595) and incorporated herein by reference.+

     10.4.1       -      1988 Stock Option Plan for Non-Employee Directors.
                         Filed as an exhibit to Form S-8 Registration Statement
                         (No. 33-30595) and incorporated herein by reference.+

     10.4.2       -      Amendment to the Cytogen Corporation 1988 Stock Option
                         Plan for Non-Employee Directors dated May 22, 1996.
                         Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1996 (Commission File No. 0-
                         14879) and incorporated herein by reference.+

     10.5         -      Standard Form of Indemnification Agreement entered into
                         between Cytogen Corporation and its officers, directors, and consultants. Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No.
                         33-31280) and incorporated herein by reference.+

     10.6         -      1989 Stock Option Policy for Outside Consultants. Filed
                         as an exhibit to Amendment No. 1 to Form S-1
                         Registration Statement (No. 33-31280) and incorporated herein by reference.+

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
                         as amended. Filed as an exhibit to Form S-4
                         Registration Statement (No. 33-88612) and incorporated herein by reference. +

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
                Plan dated May 22, 1996. Filed as an exhibit to Form 10-Q
                Quarterly Report for the quarter ended June 30, 1996 (Commission
                File No. 0-14879) and incorporated herein by reference.+

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
                Cytogen Corporation and John D. Rodwell, Ph.D. Files as an exhibit to Form 10-K Annual Report for the year ended December
                31, 1996 (Commission File No. 0-14879) and incorporated herein by reference. +

10.15      -    Cytogen Corporation Employee Stock Purchase Plan. Filed as an
                exhibit to Form S-8 Registration Statement (No. 333-27673) and incorporated herein by reference. +

10.16      -    License Agreement between Targon Corporation and Elan
                Corporation, plc dated July 21, 1997. Filed as an exhibit to Form 10Q Quarterly Report for the quarter ended June 30, 1997
                (Commission File No. 0-14879) and incorporated herein by reference.*

10.17      -    Employment Agreement effective as of December 23, 1996 between
                Cytogen Corporation and Dr. Graham S. May. Filed as an exhibit to Form 10-K/A-1 Amendment to Annual Report for the Year Ended
                December 31, 1997 (Commission File No. 333-02015) and incorporated herein by reference. +

10.18      -    Convertible Promissory Note dated as of August 12, 1998 between
                Cytogen Corporation and Elan International Services, Ltd. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1998 (Commission File No. 333-02015) and incorporated herein by reference.

10.19      -    Employment agreement effective as of August 20, 1998 between
                Cytogen Corporation and H. Joseph Reiser. Filed as an exhibit to
                Form 10-Q Quarterly Report for the quarter ended September 30,
                1998 (Commission File No. 333-02015) and incorporated herein by reference. +

10.21      -    License Agreement by and between Berlex Laboratories, Inc. and
                Cytogen Corporation dated as of October 28, 1998. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended September 30, 1998 (Commission File No. 333-02015) and incorporated herein by reference.

10.22      -    Manufacturing Space Agreement between Bard BioPharma L.P. and
                Cytogen Corporation dated as of January 7, 1999. Filed as an exhibit to Form S-1/A-1 Amendment to Registration Statement
                (Commission File No. 333-67947) and incorporated herein by reference.

10.23      -    Employment Agreement effective as of June 10, 1997 between
                Cytogen Corporation and Donald F. Crane, Jr. Filed herewith.+

10.24      -    The 1999 Cytogen Corporation Non-Employee Directors Stock Option
                Plan. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1999 (Commission File No. 333-02015) and incorporated herein by reference.+

10.25      -    Strategic Alliance Agreement between AxCell Biosciences
                Corporation and InforMax, Inc. dated as of September 15, 1999.
                Filed herewith.**

10.26      -    AxCell Biosciences Corporation Employee Stock Option Plan. Filed
                herewith.+

10.27      -    Master Loan and Security Agreement No. S7600 among Cytogen
                Corporation, AxCell Biosciences Corporation and Finova Capital
                Corporation dated December 30, 1999. Filed herewith.

21         -    Subsidiaries of Cytogen Corporation.

23         -    Consent of Arthur Andersen LLP.

27         -    Financial Data Schedule (submitted to SEC only in electronic format).


+ Management contract or compensatory plan or arrangement.

* Cytogen Corporation has received confidential treatment of certain provisions contained in this exhibit pursuant to an order issued by the Securities and Exchange Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.

**Cytogen Corporation has requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidential request.

     (b)  Reports on Form 8-K:

          None.

     (c)  Exhibits:

             The Exhibits filed with this Form 10-K are listed above in response to Item 14(a)(3).

     (d)  Financial Statement Schedules:

             None

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of March 2000.

                                        Cytogen Corporation



                                        By: /s/ H. Joseph Reiser
                                           -------------------------------
                                           H. Joseph Reiser
                                           President and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                 Title                           Date
            ---------                                 -----                           ----
   /s/ H. Joseph Reiser               Chief Executive Officer and President      March 28, 2000
   -------------------------------
       H. Joseph Reiser               (Principal Executive Officer), and
                                      Director

   /s/ Jane M. Maida                  Vice President Finance & Administration    March 28, 2000
   -------------------------------
       Jane M. Maida

   /s/ John E. Bagalay, Jr.           Director                                   March 28, 2000
   -------------------------------
       John E. Bagalay, Jr.

   /s/ Ronald J. Brenner              Director                                   March 28, 2000
   -------------------------------
       Ronald J. Brenner

   /s/ Stephen K. Carter              Director                                   March 28, 2000
   -------------------------------
       Stephen K. Carter

   /s/ James A. Grigsby               Director and Chairman of the Board         March 28, 2000
   -------------------------------
       James A. Grigsby

   /s/ Robert F. Hendrickson          Director                                   March 28, 2000
   -------------------------------
       Robert F. Hendrickson


   /s/ S. Leslie Misrock              Director                                   March 28, 2000
   -------------------------------
       S. Leslie Misrock

                          Annual Report on Form 10-K

                         Year Ended December 31, 1999

                         Item 8, Item 14(a)(1) and (2)

                              Cytogen Corporation

                             Princeton, New Jersey

                        Form 10-K Item 14(a)(1) and (2)

                     Cytogen CORPORATION AND SUBSIDIARIES


(1)  Consolidated Financial Statements
     ---------------------------------

     The following consolidated financial statements of Cytogen Corporation and Subsidiaries together with the related notes and report of Arthur Andersen LLP, independent public accountants.

                                                                                           Page in
                                                                                          Form 10-K
Report of Independent Public Accountants..............................................       21

Consolidated Balance Sheets as of December 31, 1999 and 1998 .........................       22

Consolidated Statements of Operations--Years Ended December 31, 1999, 1998
     and 1997.........................................................................       23

Consolidated Statements of Stockholders' Equity--Years Ended December 31, 1999,
     1998 and 1997....................................................................       24

Consolidated Statements of Cash Flows--Years Ended December 31, 1999, 1998
     and 1997.........................................................................       25

Notes to Consolidated Financial Statements............................................       26

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Cytogen Corporation:


   We have audited the accompanying consolidated balance sheets of Cytogen Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cytogen Corporation and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP

Philadelphia, PA
   January 27, 2000

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (all amounts in thousands, except share data)

                                                                            December 31,
                                                                       ----------------------
                                                                          1999        1998
                                                                       ----------  ----------
ASSETS:
Current Assets:
  Cash and cash equivalents..........................................  $  10,801   $   3,015
  Short-term investments.............................................      1,593           -
  Receivable on common stock sold....................................          -       2,500
  Accounts receivable, net...........................................      2,150       1,362
  Inventories........................................................        685         250
  Other current assets...............................................        465         330
                                                                       ---------   ---------

     Total current assets............................................     15,694       7,457

Property and Equipment, net..........................................      1,997       2,625
Other Assets.........................................................        914         818
                                                                       ---------   ---------

                                                                       $  18,605   $  10,900
                                                                       =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term liabilities...........................  $     162   $     848
  Accounts payable and accrued liabilities...........................      5,478       7,386
                                                                       ---------   ---------

     Total current liabilities.......................................      5,640       8,234
                                                                       ---------   ---------

Long-Term Liabilities................................................      2,416       2,223
                                                                       ---------   ---------

Commitments and Contingencies (Notes 7 and 17)

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,400,000 shares authorized -
     Series C Junior Participating Preferred Stock, $.01 par value,
       200,000 shares authorized, none issued and outstanding........          -           -

  Common stock, $.01 par value, 89,600,000 shares authorized,
     70,527,000 and 61,950,000 shares issued and outstanding
       in 1999 and 1998, respectively................................        705         619
  Additional paid-in capital.........................................    311,209     301,836
  Deferred compensation..............................................        (82)          -
  Accumulated deficit................................................   (301,283)   (302,012)
                                                                       ---------   ---------

     Total stockholders' equity......................................     10,549         443
                                                                       ---------   ---------

                                                                       $  18,605   $  10,900
                                                                       =========   =========

       The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (all amounts in thousands, except per share data)

                                                                               Year Ended December 31,
                                                                           ------------------------------
                                                                             1999       1998       1997
                                                                           --------   --------   --------
Revenues:
  Product related:
      ProstaScint.......................................................   $  6,351   $  6,378   $  4,057
      Quadramet.........................................................          -      1,675          -
      Others............................................................        620        923      1,195
                                                                           --------   --------   --------
            Total product sales.........................................      6,971      8,976      5,252

      Quadramet royalties...............................................      1,060      1,664      3,282
                                                                           --------   --------   --------
            Total product related.......................................      8,031     10,640      8,534

  License and contract..................................................      3,171      9,239      5,886
                                                                           --------   --------   --------
            Total revenue...............................................
                                                                             11,202     19,879     14,420
                                                                           --------   --------   --------

Operating Expenses:
  Cost of product and contract manufacturing revenues...................      4,111     12,284      5,939
  Research and development..............................................      3,849      9,967     17,913
  Acquisition of technology rights......................................      1,214          -          -
  Equity loss in Targon subsidiary......................................          -      1,020      9,232
  Selling and marketing.................................................      4,210      5,103      5,492
  General and administrative............................................      3,501      7,420      6,871
                                                                           --------   --------   --------

            Total operating expenses....................................     16,885     35,794     45,447
                                                                           --------   --------   --------

            Operating loss..............................................     (5,683)   (15,915)   (31,027)

Gain on sale of laboratory and manufacturing facilities.................      3,298          -          -
Gain on sale of Targon subsidiary.......................................          -      2,833          -
Interest income.........................................................        441        582        606
Interest expense........................................................        (29)      (652)      (291)
                                                                           --------   --------   --------

            Loss before income taxes....................................     (1,973)   (13,152)   (30,712)
Income tax benefit......................................................     (2,702)         -          -
                                                                           --------   --------   --------

Net income (loss).......................................................        729    (13,152)   (30,712)
Dividends, including deemed dividends on preferred stock................          -       (119)    (1,352)
                                                                           --------   --------   --------
Net income (loss) to common stockholders................................   $    729   $(13,271)  $(32,064)
                                                                           ========   ========   ========

Net income (loss) per common share
            Basic.......................................................   $   0.01   $  (0.24)  $  (0.63)
                                                                           ========   ========   ========
            Diluted.....................................................   $   0.01   $  (0.24)  $  (0.63)
                                                                           ========   ========   ========
Weighted average common shares outstanding
            Basic.......................................................     67,179     56,419     51,134
                                                                           ========   ========   ========
            Diluted.....................................................     68,187     56,419     51,134
                                                                           ========   ========   ========

        The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
                 (All amounts in thousands, except share data)

                                                                                       Unrealized
                                                                                          Gain
                                                           Additional    Deferred       (Loss) on         Acc-          Total
                                                Common       Paid-in      Compel-       Short-Term      umlauted     Stockholders'
                                                Stock        Capital      station      Investments       Deficit        Equity
                                              ----------    ---------    ---------    ------------    -----------    -------------

Balance, December 31, 1996                          $511    $ 289,098    $       -    $         (5)   $  (256,677)   $      32,927

Sale of 750 shares of Series B preferred
   stock....................................           -        7,455            -               -              -            7,455
Sale of 100,282 shares of common
   stock....................................           1          335            -               -              -              336
Series B preferred stock conversion discount
   deemed dividends.........................           -        1,324            -               -         (1,324)               -
Accrued dividends on Series B preferred
   stock....................................           -            -            -               -            (28)             (28)
Unrealized gain on investments..............           -            -            -               5              -                5
Net loss....................................           -            -            -               -        (30,712)         (30,712)
                                              ----------    ---------    ---------    ------------    -----------    -------------

Balance, December 31, 1997..................         512      298,212            -               -       (288,741)           9,983

Sale of 3,403,011 shares of common
   stock....................................          34        2,583            -               -              -            2,617
Dividends on Series B preferred
   stock....................................           -            -            -               -           (119)            (119)
Issuance of 7,377,054 shares of common stock
    Upon conversion of Series B preferred
    stock and accumulated dividends.........          73           55            -               -              -              128
Sale of  warrants to purchase 1,000,000
   shares of common stock...................           -          855            -               -              -              855
Modification of existing warrants to
 purchase
   260,000 shares of common stock...........           -          131            -               -              -              131
Net loss....................................           -            -            -               -        (13,152)         (13,152)
                                              ----------    ---------    ---------    ------------    -----------    -------------

Balance, December 31, 1998                           619      301,836            -               -       (302,012)             443

Issuance of 2,050,000 shares of common stock
   in connection with the acquisition of
   Prostagen, Inc...........................          21        1,824            -               -              -            1,845
Sale of 6,527,002 shares of common
   stock....................................          65        7,244            -               -              -            7,309
Issuance of options and warrants to purchase
   338,778 shares of common stock...........           -          221            -               -              -              221
Deferred compensation related to stock
   options..................................           -           84          (84)              -              -                -
Amortization of deferred
   compensation.............................           -            -            2               -              -                2
Net income..................................           -            -            -               -            729              729
                                              ----------    ---------    ---------    ------------    -----------    -------------

Balance, December 31, 1999..................        $705    $ 311,209    $     (82)   $          -    $  (301,283)   $      10,549
                                              ==========    =========    =========    ============    ===========    =============

       The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (All amounts in thousands)




                                                                                         Year Ended December 31,
                                                                                    --------------------------------
                                                                                      1999        1998        1997
                                                                                    --------    --------    --------
Cash Flows From Operating Activities:
Net income (loss)................................................................   $    729    $(13,152)   $(30,712)
                                                                                    --------    --------    --------
Adjustments to reconcile net income (loss) to cash used in
 operating activities:
  Acquisition of technology rights...............................................      1,214           -           -
  Depreciation and amortization..................................................      1,051       1,196       1,513
  Imputed interest...............................................................        (59)         81         261
  Warrant, stock and stock option grants.........................................        221         163          45
  Write down of property and equipment...........................................         79         657         384
  Gain on sale of laboratory and manufacturing facilities........................     (3,298)          -           -
  Gain on sale of Targon subsidiary..............................................          -      (2,833)          -
  Gain on sale of land...........................................................        (54)          -           -
  Equity loss in Targon subsidiary...............................................          -       1,020       9,232
  Changes in assets and liabilities
     Accounts receivable, net....................................................       (715)      2,702      (3,625)
     Inventories.................................................................       (435)        193        (185)
     Other assets................................................................        (97)          4         (74)
     Accounts payable and accrued liabilities....................................     (2,659)      1,944         727
     Other liabilities...........................................................        146           -           -
                                                                                    --------    --------    --------

          Total adjustments......................................................     (4,606)      5,127       8,278
                                                                                    --------    --------    --------

     Net cash used in operating activities.......................................     (3,877)     (8,025)    (22,434)
                                                                                    --------    --------    --------

Cash Flows From Investing Activities:
Net cash acquired from Prostagen, Inc. (see Note 2)..............................        550           -           -
Net proceeds from sale of laboratory and manufacturing facilities................      3,584           -           -
Net proceeds from the sale of land...............................................        714           -           -
(Increase) decrease in short-term investments....................................     (1,593)          -       4,474
Purchases of property and equipment..............................................       (523)       (100)       (621)
Investment in Targon subsidiary..................................................          -           -     (10,000)
Proceeds from sale of Targon subsidiary..........................................          -       2,000           -
                                                                                    --------    --------    --------
     Net cash provided by (used in) investing activities.........................      2,732       1,900      (6,147)
                                                                                    --------    --------    --------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable..........................................          -       2,750      10,000
Payments of long-term liabilities................................................       (878)     (1,898)     (2,030)
Proceeds from issuance of common stock...........................................      9,809          51         261
Proceeds from issuance of Series B preferred stock...............................          -           -       7,455
Dividends on Series B preferred stock............................................          -         (19)          -
Proceeds from issuance of warrant................................................          -         855           -
                                                                                    --------    --------    --------
     Net cash provided by financing activities...................................      8,931       1,739      15,686
                                                                                    --------    --------    --------

Net increase (decrease) in cash and cash equivalents.............................      7,786      (4,386)    (12,895)
Cash and cash equivalents, beginning of year.....................................      3,015       7,401      20,296
                                                                                    --------    --------    --------
Cash and cash equivalents, end of year...........................................   $ 10,801    $  3,015    $  7,401
                                                                                    ========    ========    ========

        The accompanying notes are an integral part of these statements.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

     Cytogen Corporation ("Cytogen" or "The Company" which includes the Company and its subsidiaries) is an established biopharmaceutical company with two principal lines of business, proteomics and oncology. The Company is extending its expertise in antibodies and molecular recognition to the development of new products and a proteomics-driven drug discovery platform. The Company has established a pipeline of product candidates based upon its proprietary antibody and prostate specific membrane antigen, or PSMA, technologies. Cytogen is also developing a proprietary protein pathway database as a drug discovery and development tool for the pharmaceutical and biotechnology industries.

     Cytogen's cancer management franchise currently comprises three marketed FDA-approved products: ProstaScint, used to image the extent and spread of prostate cancer; OncoScint CR/OV, marketed as a diagnostic imaging agent for colorectal and ovarian cancer and Quadramet, marketed for the relief of cancer-related bone pain. The Company is extending its cancer pipeline by exploiting PSMA, which Cytogen exclusively licensed from Memorial Sloan-Kettering Cancer Center. PSMA is a unique antigen highly expressed in prostate cancer cells and in the neovasculature of a variety of other solid tumors, including breast, lung and colon. The Company is developing its PSMA technology as part of its approach to offering a full range of prostate cancer management products and services throughout the progression of the disease, including gene-based immunotherapy vaccines, antibody-delivered therapeutic compounds and novel assays for detection of primary prostate cancer. Cytogen also plans to apply its PSMA technology, including therapeutics and in vitro diagnostics, toward other types of cancer based upon the Company's experience in prostate cancer. The Company's in vivo immunotherapeutic development program is being conducted in collaboration with Progenics Pharmaceuticals, Inc.

     Proteomics is the study of the expression and interaction of proteins. Genomics is the study and identification of an organism's genetic makeup. While genomics provides important information regarding genetic makeup, it does not directly provide information regarding protein functions or protein interactions. However, genomics data can prove useful in proteomics research as a source of obtaining complete protein sequences of ligands the Company has identified. Public availability allows for effective integration in the Company's database of public and proprietary information. The Company recognized in its past research that the key to understanding or developing the means to intervene in diseases was primarily based on understanding protein interactions rather than only through the use or study of genomics. The Company undertook this approach on its own initiative and with its own funds. Cytogen's proteomics program, under development by its subsidiary, AxCell Biosciences Corporation, is focused on the identification of protein interaction and signaling pathways within cells as relating to disease processes.

     The Company utilizes its proprietary proteomics technology to map selective protein-protein interactions and to develop a database, called the Inter-Functional Proteomic Database, or IFP Database, which includes data relating to protein signaling pathways linked to a variety of other bioinformatic data. The IFP Database is designed to permit customers to integrate existing databases, both public and proprietary, with the Company's proprietary data to create a "virtual laboratory" on the computer desktop of researchers involved in drug discovery. The Company believes this database has significant potential commercial value to the pharmaceutical and biotechnology industries as a means of expediting drug target identification, validation, screen development and lead compound optimization faster and cheaper than with current methodologies. These proprietary technologies are designed to provide a platform from which the Company can quickly and cost-effectively determine protein-protein interactions and build pathways of intracellular signaling data. The Company's IFP Database also offers a consolidated platform to enable statistical and mathematical modeling of complex protein pathways.

Basis of Consolidation

     The consolidated financial statements include the accounts of Cytogen and its wholly owned subsidiaries, AxCell Biosciences Corporation ("AxCell"), Cellcor Inc. ("Cellcor") and Prostagen Inc. ("Prostagen"). The financial statements also included the investment results of Targon Corporation ("Targon"), which were accounted for on the equity method (see Investment in Targon Subsidiary). Intercompany balances and transactions have been eliminated in consolidation. In the third quarter of 1998, the Company sold Targon and closed Cellcor.

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

Statement of Cash Flow

     Cash and cash equivalents include cash on hand; cash in banks and all highly liquid investments with maturity of three months or less at the time of purchase. Cash paid for interest expense was $44,000, $500,000 and $524,000 in 1999, 1998, and 1997, respectively. During 1999, the Company purchased $223,000 of equipment under various capital leases.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Short-Term Investments

     At December 1999, the Company's short-term investments are classified as available for sale and are carried at fair value based on quoted market prices.


Receivables

     At December 31, 1999 and 1998, accounts receivable were net of an allowance for doubtful accounts of $83,000 and $73,000, respectively. The Company charged to expense $10,000 and $23,000 as a provision for doubtful accounts in 1999 and 1998, respectively. At December 31, 1999, approximately $870,000 of the Company's accounts receivable balance was due from Progenics Pharmaceuticals, Inc. ("Progenics") to be paid in installments through December 31, 2001 (see
Note 3).

     At December 31, 1998, the Company had a $2.5 million receivable due from The State of Wisconsin Investment Board relating to a sale of Cytogen common stock. The Company received the proceeds from the stock sale in January 1999 (see Note 11).


Inventory

     The Company's inventory is primarily related to ProstaScint and OncoScint CR/OV. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                    December 31,
                                              -----------------------
                                                 1999         1998
                                              ---------     ---------
        Raw materials .....................   $ 529,000     $  57,000
        Work-in process ...................      28,000       143,000
        Finished goods ....................     128,000        50,000
                                              ---------     ---------
                                              $ 685,000     $ 250,000
                                              =========     =========


Property and Equipment

     Equipment and furniture are stated at cost, net of depreciation and a $102,000 reserve for idle equipment. Leasehold improvements are amortized on a straight-line basis over the lease period or the estimated useful life, whichever is shorter. Equipment and furniture are depreciated on a straight-line basis over five years. Expenditures for repairs and maintenance are charged to expense as incurred. Property and equipment consisted of the following:

                                                                     December 31,
                                                              --------------------------
                                                                  1999         1998
                                                              -----------   ------------
        Leasehold improvements .............................  $ 3,196,000   $  9,438,000
        Equipment and furniture ............................    4,764,000      7,350,000
                                                              -----------   ------------
                                                                7,960,000     16,788,000
        Less - accumulated depreciation and amortization....   (5,963,000)   (14,163,000)
                                                              -----------   ------------
                                                              $ 1,997,000   $  2,625,000
                                                              ===========   ============

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

    In January 1999, the Company sold certain of its laboratory and manufacturing facilities to Bard BioPharma L.P., a subsidiary of Purdue Pharma L.P. ("Purdue"), for $3.6 million, net of approximately $300,000 of transaction costs. Cytogen also signed a three-year agreement under which two of Cytogen's products, ProstaScint and OncoScint CR/OV, will continue to be manufactured by Cytogen at its former facility. As a result of the sale, the Company recognized a gain of approximately $3.3 million during the first quarter of 1999.


Investment in Targon Subsidiary

    As a result of the 1998 reduction of Cytogen's ownership interest in Targon, the Company began accounting for its investment in Targon using the equity method. Under the equity method, the Company recognized 100% of Targon's losses through March 31, 1998 in its consolidated statement of operations as "Equity Loss in Targon Subsidiary," with a corresponding reduction in the carrying amount of its investment. The Company did not recognize Targon's losses after March 31, 1998 based on the completion of the sale of Targon.

    In August 1998 the Company sold its remaining ownership interest in Targon to Elan Corporation, plc ("Elan") for $2.0 million (see Note 4). As a result, the Company recorded a gain of approximately $2.8 million in 1998.


Other Assets

    In October 1999, the Company sold its undeveloped land in Ewing, New Jersey for net proceeds of $714,000. As a result of the sale the company recognized a gain of approximately $54,000. During 1998 and 1997, the Company charged to expense $240,000 and $384,000, respectively, to write down the land to its estimated market value.


Revenue Recognition

    Product related revenues include product sales by Cytogen to its customers and Quadramet royalties. Product sales are recognized upon shipment of the finished goods. From the time of Quadramet's launch in the second quarter of 1997 to June 1998, Cytogen recorded Quadramet royalty revenues from DuPont based on minimum contractual payments, which were in excess of actual Quadramet sales. Pursuant to an agreement between Cytogen and DuPont, the minimum royalty arrangement was discontinued and Cytogen reclaimed the marketing rights to Quadramet. Subsequent to June 1998, Cytogen recorded product revenues from Quadramet based on actual sales. Starting in 1999, Quadramet royalties are based on sales of Quadramet by Berlex Laboratories ("Berlex"), Cytogen's new marketing partner for Quadramet (see Note 5).

     License and contract revenues include milestone payments and fees under collaborative agreements with third parties, revenues from contract manufacturing and research services, and revenues from other miscellaneous sources. The Company's contract manufacturing services included filling, testing, validation, and process development of monoclonal antibodies; process development and clinical development of biopharmaceutical products; and the preclinical manufacturing of an antibody product. The Company is phasing out contract manufacturing services, concurrent with the sale of the manufacturing and laboratory facilities (see Property and Equipment above) and expects to receive no further revenues from

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

this service after 1999. Revenues from milestone payments are recognized when all parties concur that the events stipulated in the agreement have been achieved. Revenues from cost-plus contracts are recognized when the costs are incurred. Revenues from up-front payments are recognized when the Company has no obligation to return the fee under any circumstances.

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is evaluating SAB 101 and the effect it may have on the Company's financial position or results of operations.


Cost of Product and Contract Manufacturing Revenues

     In June 1998, the Company paid DuPont $995,000 for manufacturing and distributing Quadramet as a result of Cytogen's reacquiring the marketing rights of Quadramet. In addition, the Company recorded a $4 million charge for securing a long-term manufacturing commitment for Quadramet from DuPont (see Note 6). Beginning in 1999, pursuant to the marketing agreement with Berlex (see Note 5), there is no manufacturing and distribution costs related to Quadramet. In addition, the Company is phasing out the contract manufacturing services to third parties which is resulting in lower costs associated with these services and expects no further costs in 2000.


Research and Development

     Research and development expenditures consist of projects conducted by the Company and payments made to sponsored research programs and consultants. All research and development costs are charged to expense as incurred. Research and development expenditures for customer sponsored programs were $194,000, $228,000 and $1.1 million in 1999, 1998 and 1997, respectively.


Patent Costs

     Patent costs are charged to expense as incurred.


Net Income (Loss) Per Share

     Basic net income (loss) per common share is based upon the weighted average common shares outstanding during each period. Diluted net income per common share is based upon the weighted average common stock outstanding and common stock equivalents which represent the incremental common shares that would have been outstanding under certain employee stock options and warrants, upon assumed exercise of dilutive stock options and warrants. Diluted net loss per share for 1998 and 1997 is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.  ACQUISITION OF PROSTAGEN, INC.:

    On June 15, 1999, Cytogen reacquired the rights for immunotherapy to its PSMA technology by acquiring 100% of the outstanding capital stock of Prostagen for 2,050,000 shares of Cytogen common stock, plus transaction costs. The acquisition was accounted for using the purchase method of accounting, whereby the purchase price was allocated to the assets acquired and liabilities assumed from Prostagen based on the respective fair values at the acquisition date. The excess of the purchase price over the fair value of the net tangible assets of approximately $1.2 million was assigned to acquire technology rights and has been recorded as a non-cash charge to operations in the accompanying financial statements. Acquired technology rights reflects the value of the PSMA technology development projects underway at the time of the Prostagen acquisition. The Company may issue up to an additional 450,000 shares of Cytogen common stock upon the satisfactory termination of lease obligations assumed in the Prostagen acquisition.

    The Company had sublicensed PSMA to Prostagen for prostate cancer immunotherapy in 1996. In connection with the acquisition, Cytogen acquired approximately $550,000 in cash, a minority ownership in Northwest Biotherapeutics, Inc., which is developing PSMA for cell therapy, and a contract with Velos, Inc. for marketing a cancer patient software management program for hospitals and health care payors. In addition, the Company may issue up to an additional $4.0 million worth of Cytogen common stock (based on the value at the time of issuance) if certain milestones are achieved in the PSMA development program. The Company may also issue up to 500,000 shares of Cytogen common stock upon beneficial resolution of other contractual arrangements entered into by Prostagen.


3.  PROGENICS PHARMACEUTICALS, INC. JOINT VENTURE:

    On June 15, 1999, Cytogen entered into a joint venture with Progenics to develop vaccine and antibody-based immunotherapeutic products utilizing Cytogen's proprietary PSMA technology. The joint venture will be owned equally by Cytogen and Progenics. Progenics will fund up to $3 million of development costs of the program. After that point, the Company and Progenics will equally share the future costs of the program. Cytogen has the exclusive North American marketing rights on products developed by the joint venture. In connection with the licensing of the PSMA technology to the joint venture, Cytogen will receive $2 million in payments of which $1 million was received in 1999, with the balance to be paid in installments through December 31, 2001. As a result, Cytogen recorded approximately $1.8 million in license fee revenue in the second quarter of 1999, based on the net present value of the future payments (using a discount rate of 10%).


4.  SALE OF TARGON CORPORATION:

    Targon was established in September 1996 pursuant to agreements between Cytogen and Elan, and was a majority-owned (99.75%) subsidiary of Cytogen. In March 1998, Elan exchanged its shares of the Company's Series A Convertible and Exchangeable Preferred Stock for 50% of Cytogen's interest in Targon. In August 1998, Cytogen sold its remaining 49.875% interest in Targon to Elan for $2.0 million (see Note 1). As a result of the sale, a warrant to purchase up to 1,000,000 shares of Cytogen common stock previously granted to Elan and all notes among Cytogen, Elan and Targon were cancelled. In addition, in August 1998, Cytogen received $2.0 million from Elan in exchange for a convertible promissory note (see Note 10). The Company recognized a gain of approximately $2.8 million in 1998 on the Targon transaction.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5.  BERLEX LABORATORIES:

    In October 1998, Cytogen entered into an exclusive license and marketing agreement ("Berlex Agreement") with Berlex for the manufacture and sale of Quadramet. Under the terms of the Berlex Agreement, Cytogen received a one-time license fee of $8 million in 1998 and Berlex pays Cytogen royalties on net sales of Quadramet, as well as milestone payments based on achievement of certain sales levels. Quadramet was re-launched by Berlex in the first quarter of 1999.

    In connection with the Berlex Agreement, Cytogen granted Berlex a warrant to purchase 1,000,000 shares of Cytogen common stock at an exercise price of $1.002 per share. Using the Black-Scholes option pricing model, the estimated value of the warrant was calculated at $855,000, and was recorded as a reduction of the one-time license fee revenue, with a corresponding increase in stockholders' equity.


6.  THE DUPONT PHARMACEUTICAL COMPANY:

    Pursuant to the terms of an agreement between Cytogen and DuPont, Cytogen received from DuPont (i) $1.5 million in 1997 to fund clinical programs to expand the use and marketing of Quadramet; (ii) a $2.0 million milestone payment in 1997 upon the FDA clearance of Quadramet and (iii) royalty revenues of $1.7 million and $3.3 million in 1998 and 1997, respectively, based on minimum contractual payments which were in excess of actual sales. In June 1998, the agreement was amended and the minimum royalty arrangement was discontinued. In 1998, Cytogen terminated its marketing agreement with DuPont and recorded as a charge to Costs of Product payments to DuPont of $4 million for securing a long-term manufacturing commitment for Quadramet from DuPont and $995,000 for manufacturing and distributing Quadramet in 1998.


7.  THE DOW CHEMICAL COMPANY:

    In 1993, Cytogen acquired from The Dow Chemical Company ("DOW") an exclusive license for the treatment of osteoblastic bone metastases in the U.S. for Quadramet. This license was amended in 1995 and 1998 to expand the territory to include Canada, Latin America, Europe and Japan, in 1996 to expand the field to include all osteoblastic diseases and in 1998 to include rheumatoid arthritis. In 1997, the Company recorded a $4.0 million milestone payment to Dow upon FDA clearance of Quadramet. The agreement also requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or a guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. The Company recorded $500,000, $500,000 and $375,000, in royalty expense for 1999, 1998 and 1997, respectively. Future annual minimum royalties due to Dow are $750,000 in both 2000 and 2001 and $1.0 million per year thereafter through 2012.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.  REVENUES FROM MAJOR CUSTOMERS:

    Revenues from major customers as a percentage of total were as follows:

                                                     Year Ended December 31,
                                                   -------------------------
                                                    1999      1998     1997
                                                   ------    ------   ------
    Berlex (see Note 5)                               9%       36%       -%
    DuPont (see Note 6)                               -         8       47
    Progenics Pharmaceuticals, Inc. (see Note 3)     16         -        -
    Mallinckrodt Medical Inc.                        16         8        6
    Medi-Physics                                     15        10        9

    Mallinckrodt Medical Inc. and Medi-Physics are chains of radiopharmacies, which distribute ProstaScint and OncoScint CR/OV kits.


9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES:

                                                                            December 31,
                                                                     --------------------------
                                                                        1999             1998
                                                                     ----------       ----------
    Accounts payable.............................................    $1,785,000       $2,465,000
    Accrued payroll and related expenses.........................     1,309,000        1,222,000
    Restructuring accruals.......................................             -          856,000
    Accrued research contracts and materials.....................       236,000          474,000
    Accrued commission and royalties.............................       404,000          828,000
    Accrued professional and legal...............................       422,000          655,000
    Facility payable.............................................       689,000                -
    Other accruals...............................................       633,000          886,000
                                                                     ----------       ----------
                                                                     $5,478,000       $7,386,000
                                                                     ==========       ==========

    In connection with the closure of the Company's Cellcor subsidiary and corporate downsizing in 1998, Cytogen incurred a restructuring charge of approximately $1.9 million relating to severances, other closure related expenses and costs to implement a corporate turnaround plan, of which $856,000 was accrued at December 31, 1998 and paid in full in 1999.


10. LONG-TERM LIABILITIES:

                                                                            December 31,
                                                                     --------------------------
                                                                        1999             1998
                                                                     ----------       ----------
    Due to Elan .................................................    $2,200,000       $2,054,000
    Due to CIT Group/Credit Finance .............................             -          744,000
    Capital lease obligations....................................       378,000          273,000
                                                                     ----------       ----------
                                                                      2,578,000        3,071,000
    Less:  Current portion.......................................      (162,000)        (848,000)
                                                                     ----------       ----------
                                                                     $2,416,000       $2,223,000
                                                                     ==========       ==========

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


    In August 1998, Cytogen received $2.0 million from Elan in exchange for a convertible promissory note. The note is convertible into shares of Cytogen common stock at $2.80 per share, subject to adjustments, and matures in seven years. The note bears annual interest of 7%, compounded semi-annually, however, such interest is not payable in cash but will be added to the principal for the first 24 months; thereafter, interest is payable in cash. In 1999 and 1998, the Company accrued $146,000 and $54,000 in interest expense on this note.

    In October 1998, the Company entered into a $750,000 term loan agreement with The CIT Group/Credit Finance Inc., using the Company's tangible assets as collateral. In January 1999, the Company paid the remaining balance of the loan with the proceeds from the sale of its laboratory and manufacturing facilities (see Note 1).

     The Company leases certain equipment under capital lease obligations, which will expire on various dates through 2002. Property and equipment leased under non-cancelable capital leases have a net book value of $484,000 at December 31, 1999. Payments to be made under capital lease obligations (including interest of $86,000) are $204,000 in 2000, $176,000 in 2001 and $84,000 in 2002.


11. COMMON STOCK:

    In December 1998, the Company sold to The State of Wisconsin Investment Board 3,333,334 shares of Cytogen common stock at an aggregate price of $2.5 million, or $0.75 per share.

    In January 1999, the Company sold 2,666,667 shares of Cytogen common stock to a subsidiary of The Hillman Company for an aggregate price of $2.0 million, or $0.75 per share. Also in January, the Company exercised a put right granted to Cytogen under a $12.0 million equity line agreement with an institutional investor, for the sale of 475,342 shares of common stock at an aggregate price of $500,000, or $1.0519 per share. The Company will not draw on the remaining $11.5 million of the equity line agreement and has deregistered shares, which were previously registered with the Securities and Exchange Commission to be issued under the facility.

    In August 1999, the Company sold to the State of Wisconsin Investment Board 3,105,590 shares of Cytogen common stock at an aggregate price of $5.0 million, or $1.61 per share.


12. CONVERTIBLE PREFERRED STOCK:

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

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13. STOCK OPTIONS AND WARRANTS:

    The Company has various stock option plans that provide for the issuance of incentive and non-qualified stock options to employees, non-employee directors and outside consultants, for which an aggregate of 6,733,357 shares of common stock have been reserved. The persons to whom options may be granted and the number, type, and terms of the options vary among the plans. Options are granted with an exercise term of 10 years and generally become exercisable in installments over periods of up to 5 years at an exercise price determined either by the plan or equal to the fair market value of the common stock at the date of grant. Under certain circumstances, vesting may accelerate. In January 1998, the Company cancelled unexercised stock option grants to purchase 671,555 shares ranging in price from $3.687 to $16.50 per share and issued stock option grants to purchase 537,244 shares at $1.95 per share which equaled fair market value at the date of grant. This repricing was not available to officers, directors, executives and consultants of the Company. Activity under these plans was as follows:

                                                                             Aggregate
                                           Number of        Price Range       Exercise
                                             Shares          Per Share         Price
                                          -----------     --------------    ------------
    Balance at December 31, 1996            3,522,940     $ 2.69 - 17.00    $ 19,164,910
       Granted                                822,400       2.06 -  6.13       2,745,830
       Exercised                              (60,350)      1.77 -  5.47        (197,267)
       Cancelled                             (459,530)      2.69 -  8.88      (2,171,735)
                                          -----------                       ------------

    Balance at December 31, 1997            3,825,460     $ 2.06 - 17.00      19,541,738
       Granted                              2,285,920       0.70 -  2.13       3,927,819
       Cancelled                           (2,319,085)      1.36 - 17.00     (10,480,467)
                                          -----------                       ------------

    Balance at December 31, 1998            3,792,295     $ 0.70 - 16.63      12,989,090
       Granted                                536,155       0.95 -  2.67       1,068,223
       Exercised                             (231,842)      0.81 -  2.69        (306,507)
       Cancelled                           (1,266,609)      0.80 -  8.06      (5,963,368)
                                          -----------                       ------------

    Balance at December 31, 1999            2,829,999     $ 0.70 - 16.63    $  7,787,438
                                          ===========                       ============

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following table summarizes information about stock options at December 31, 1999:


                     Outstanding Stock Options                                  Exercisable Stock Options
------------------------------------------------------------------------    --------------------------------
                                    Weighted-Average
                                       Remaining                                            Weighted-Average
    Range of        Outstanding       Contractual       Weighted-Average     Exercisable        Exercise
Exercise Prices        Shares            Life            Exercise Price        Shares             Price
---------------     -----------     ----------------    ----------------    ------------    ----------------
$  0.70 -  1.83        716,822            8.4                $1.11               405,390         $ 1.00
   1.84 -  3.67      1,465,042            6.3                 2.13               674,233           2.10
   3.68 -  5.50        444,075            4.7                 5.10               356,772           5.11
   5.51 -  7.33        118,060            4.8                 5.99                98,660           6.07
   7.34 -  9.17         58,000            5.5                 7.74                38,800           7.78
   9.17 - 11.00            500            6.1                 9.28                   300           9.28
  14.66 - 16.50         15,000            1.9                15.69                15,000          15.69
  16.50 - 16.63         12,500            2.8                16.51                12,500          16.51
                     ---------                                                 ---------

$  0.70 - 16.63      2,829,999            6.5                $2.75             1,601,655         $ 3.12
                     =========                                                 =========

    At December 31, 1999, options to purchase 1,601,655 shares of common stock were exercisable and 1,776,926 shares of common stock were available for issuance under approved plans of additional options that may be granted under the plans.

    In August 1998, the Company granted to a key employee an option to purchase 2,250,000 shares of Cytogen common stock at an exercise price of $1.0937 per share, of which, the vesting of 1,350,000 shares ("Performance Options") are subject to the completion of certain performance based milestones as determined by the Board of Directors (the "Board"). This option was granted outside of the approved plans. During 1999, the Board approved the commencement of vesting for 675,000 of the Performance Options upon the achievement of certain milestones. In 1999, the Company recorded $84,000 of deferred compensation related to the vesting of the Performance Options, which represents the fair market value of Cytogen's common stock in excess of the exercise price of the option on the date, which the Board determined the performance milestones had been met. Deferred compensation is being amortized over the three-year vesting period of the Performance Options. As of December 31, 1999, 300,000 shares under this option were exercisable.

    In 1999, the Company granted options to purchase 152,384 shares of common stock to certain former employees that are employed by Purdue and involved in the manufacture of Cytogen's products. During 1999, the Company recorded $62,000 of expense related to these option grants.

    In 1997, the Company adopted an employee stock purchase plan under which eligible employees may elect to purchase shares of common stock at the lower of 85% of fair market value as of the first trading day of each quarterly participation period, or as of the last trading day of each quarterly participation period. In 1999, 1998 and 1997, employees purchased 29,209, 54,023 shares and 16,017 shares, respectively, for aggregate proceeds of $29,000, $41,000 and $32,000, respectively. The Company has reserved 400,751 shares for future issuance under its employee stock purchase plan.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

                                                                           Year Ended December 31,
                                                               ----------------------------------------------
                                                                  1999             1998              1997
                                                               -----------     ------------      ------------
Net income (loss) to common stockholders, as reported          $   729,000     $(13,271,000)     $(32,064,000)
Pro forma net loss to common stockholders                      $(1,103,000)    $(16,601,000)     $(34,946,000)

Diluted net income (loss) per common share, as reported        $     0.01      $      (0.24)     $      (0.63)
Diluted pro forma net loss per common share                    $    (0.02)     $      (0.29)     $      (0.68)

    The average fair value per option of the options granted under the stock option plans during 1999, 1998 and 1997 is estimated as $1.29, $0.92 and $2.10, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997: dividend yield of zero, volatility of 87.99%, 78.42% and 69.87%, respectively, risk-free interest rate of 5.85%, 5.37% and 6.07%, respectively, and an expected life of 5 years. The average fair value per option ascribed to the employee stock purchase plan during 1999, 1998 and 1997 is estimated at $0.40, $0.65 and $2.17, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1999, 1998 and 1997: divided yield of zero, volatility of 111.48%, 84.75% and 50.20%, respectively, risk free interest rate of 4.46%, 4.88% and 5.13%, respectively, and expected life of three months. Because the SFAS No. 123 method of accounting is not required to be applied to options granted prior to January 1, 1995, the resulting pro forma compensation charge may not be representative of that to be expected in future years.


14. RELATED PARTY TRANSACTION:

    Consulting services have been provided to the Company under an agreement with the Chairman of the Board of Directors related to time spent in that function on Company matters. Fees and expenses under this agreement were $136,000 and $172,000 in 1999 and 1998, respectively.


15. PENSION PLANS:

    The Company maintains a defined contribution pension plan. The contribution is determined by the Board of Directors each year and is based upon a percentage of gross wages of eligible employees. The plan provides for vesting over five years, with credit given for prior service. The Company also makes contributions under a 401(k) plan in amounts, which match up to 50% of the salary deferred by the participants. Matching is capped at 6% of deferred salaries. Total pension expense was $182,000, $310,000 and $405,000 for 1999, 1998 and 1997,
respectively.

                     CYTOGEN CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


16. INCOME TAXES:

    As of December 31, 1999, Cytogen had federal net operating loss carryforwards of approximately $187 million. The Company also had federal and state research and development tax credit carryforwards of approximately $6.5 million. Certain operating loss and credit carryforwards began to expire in 1995.

    The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an "ownership change". Such an "ownership change", as described in Section 382 of the Internal Revenue Code may limit the Company's utilization of its net operating loss and tax credit carryforwards.

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based upon the Company's loss history, a valuation allowance for deferred tax assets has been provided:

                                                               1999             1998
                                                           ------------     ------------
    Deferred tax assets:
      Net operating loss carryforwards                     $ 63,700,000     $ 60,300,000
      Capitalized research and development expenses          17,400,000       19,500,000
      Research and development credit                         6,500,000        5,400,000
      Acquisition of in-process technology                    1,200,000        1,200,000
      Other, net                                              6,400,000          300,000
                                                           ------------     ------------
          Total deferred tax assets                          95,200,000       86,700,000
          Valuation allowance for deferred tax assets       (95,200,000)     (86,700,000)
                                                           ------------     ------------
            Net deferred tax assets                        $          -     $          -
                                                           ============     ============

    In 1995, Cytogen acquired CytoRad and Cellcor, both of which had net operating loss carryforwards. Due to Section 382 limitations, approximately $10 million of CytoRad and $12.0 million of Cellcor carryforwards may be available to offset future taxable income. A 100% valuation allowance was established on the acquisition dates as realization of these tax assets is uncertain.

    During 1999, the Company sold New Jersey state operating loss carryforwards and research and development credits, which resulted in the recognition of a $2.7 million tax benefit.


17. COMMITMENTS AND CONTINGENCIES:

    The Company leases its facilities and certain equipment under non-cancelable operating leases that expire at various times through 2004. Rent expense incurred on these leases was $998,000, $1.6 million and $1.8 million in 1999, 1998 and 1997, respectively. Minimum future obligations under the operating leases are $3.6 million as of December 31, 1999 and will be paid as follows:
$1.3 million in 2000, $1.4 million in 2001, $496,000 in 2002, $214,000 in 2003 and $209,000 in 2004.

    The Company is obligated to make minimum future payments under research and development contracts that expire at various times. As of December 31, 1999, the minimum future payments under contracts are $130,000 each year from 2000 and thereafter. In addition, the Company is obligated to pay performance-based compensation through mid-year 2000 to its marketing partner for ProstaScint and royalties on revenues from commercial product sales including certain guaranteed minimum payments.

                                 EXHIBIT INDEX
                                 -------------

Exhibit                                                                                         Sequentially
Number                             Description                                                  Numbered Page
------                             -----------                                                  -------------
 10.25       Strategic Alliance Agreement between AxCell Biosciences
             Corporation and InforMax, Inc. dated as of September 15, 1999.                          39

 10.26       Master Loan and Security Agreement No. S7600 among Cytogen


 10.27       Master Loan and Security Agreement No. S7600 among Cytogen
             Corporation, AxCell Biosciences Corporation and Finova Capital Corporation
             dated December 30, 1999.

 21          Subsidiaries of Cytogen Corporation

 23          Consent of Arthur Andersen LLP

 27          Financial Data Schedule (Submitted to SEC only in electronic format)