Form 10-Q
period 2000-03-31
CYTOGEN CORP
filed 2000-05-15
CIK 725058

SECURITIES AND EXCHANGE COMMISSION               Conformed
                            Washington, D.C. 20549                        Copy


                                   FORM 10-Q

            (Mark One)
            [x]    QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934

            For the quarterly period ended March 31, 2000
                                           --------------

                                       OR

            [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934

            For the transition period from              to
                                           ------------    ------------

                            Commission file number 333-02015
                                                   ---------

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
                                             ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                                      Outstanding at May 1, 2000
----------------------------                         --------------------------
Common Stock, $.01 par value                                  72,745,972

PART I  - FINANCIAL INFORMATION
-------------------------------
Item I - Consolidated Financial Statements


                                  CYTOGEN CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                              (All amounts in thousands, except share data)
                                               (Unaudited)

                                                                      March 31,    December 31,
                                                                        2000           1999
                                                                     ----------    ------------
ASSETS:
Current Assets:
  Cash and cash equivalents ......................................   $  12,187      $  10,801
  Short-term investments .........................................          --          1,593
  Accounts receivable, net .......................................       2,407          2,150
  Inventories ....................................................         536            685
  Other current assets ...........................................         952            465
                                                                     ---------      ---------

     Total current assets ........................................      16,082         15,694

Property and Equipment, net ......................................       1,842          1,997

Other Assets .....................................................         880            914
                                                                     ---------      ---------

                                                                     $  18,804      $  18,605
                                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term liabilities .......................   $     153      $     162
  Accounts payable and accrued liabilities .......................       3,986          5,478
                                                                     ---------      ---------

     Total current liabilities ...................................       4,139          5,640
                                                                     ---------      ---------

Long-Term Liabilities ............................................       2,415          2,416
                                                                     ---------      ---------

Stockholders' Equity:
  Preferred stock,  $.01 par value,  5,400,000 shares authorized Series C Junior
    Participating Preferred Stock, $.01 par value,
      200,000 shares authorized, none issued and outstanding .....          --             --
  Common stock, $.01 par value, 89,600,000 shares authorized,
    72,721,000 and 70,527,000 shares issued and outstanding
    in 2000 and 1999, respectively ...............................         727            705
  Additional paid-in capital .....................................     314,842        311,209
  Deferred compensation ..........................................         (75)           (82)
  Accumulated deficit ............................................    (303,244)      (301,283)
                                                                     ---------      ---------

     Total stockholders' equity ..................................      12,250         10,549
                                                                     ---------      ---------

                                                                     $  18,804      $  18,605
                                                                     =========      =========

                The accompanying notes are an integral part of these statements.

                             CYTOGEN CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        (All amounts in thousands, except per share data)
                                           (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                  2000            1999
                                                              ------------    ------------
Revenues:
  Product related:
     ProstaScint ..........................................    $  1,695         $  1,592
     OncoScint ............................................         177              164
                                                               --------         --------
        Total product sales ...............................       1,872            1,756

     Quadramet royalties ..................................         498              199
                                                               --------         --------
        Total product related .............................       2,370            1,955

  License and contract ....................................          58              369
                                                               --------         --------

        Total revenues ....................................       2,428            2,324
                                                               --------         --------

Operating Expenses:
  Cost of product and contract manufacturing revenues .....         930            1,104
  Research and development ................................       1,493            1,057
  Selling and marketing ...................................       1,130              946
  General and administrative ..............................         947              911
                                                               --------         --------

        Total operating expenses ..........................       4,500            4,018
                                                               --------         --------

        Operating loss ....................................      (2,072)          (1,694)

Gain on sale of laboratory and manufacturing
 facilities ...............................................          --            3,298
Interest income ...........................................         168               95
Interest expense ..........................................         (57)             (42)
                                                               --------         --------

Net income (loss) .........................................    $ (1,961)        $  1,657
                                                               ========         ========

Basic and diluted net income (loss) per  share ............    $  (0.03)        $   0.03
                                                               ========         ========

Basic weighted average common share outstanding ...........      71,630           64,192
                                                               ========         ========

Diluted weighted average common share outstanding .........      71,630           64,496
                                                               ========         ========

                The accompanying notes are an integral part of these statements.

                                  CYTOGEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (All amounts in thousands)
                                              (Unaudited)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                          2000            1999
                                                                       ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ...............................................      $ (1,961)        $  1,657
                                                                       --------         --------
Adjustments to reconcile net income (loss) to cash used in operating activities:
       Depreciation and amortization ............................           221              258
       Imputed interest .........................................           (14)              --
       Gain on sale of equipment ................................          (149)              --
       Stock based compensation .................................           127               --
       Write down of assets .....................................            --               14
       Gain on sale of laboratory and manufacturing facilities ..            --           (3,298)
       Changes in assets and liabilites:
         Accounts receivable, net ...............................          (235)              (7)
         Inventories ............................................           149               24
         Other assets ...........................................          (453)            (194)
         Accounts payable and accrued liabilities ...............        (1,500)          (3,109)
         Other liabilities ......................................            38               --
                                                                       --------         --------

                 Total adjustments ..............................        (1,816)          (6,312)
                                                                       --------         --------

       Net cash used in operating activities ....................        (3,777)          (4,655)
                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of equipment .............................           148               --
Net proceeds from sale of laboratory and manufacturing facilities            --            3,584
Purchases of property and equipment .............................          (103)              (8)
                                                                       --------         --------

       Net cash provided by investing activities ................            45            3,576
                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ..........................         3,535            4,857
Redemption of short-term investments ............................         1,593               --
Payment of long-term liabilities ................................           (10)            (720)
                                                                       --------         --------

       Net cash provided by financing activities ................         5,118            4,137
                                                                       --------         --------

Net increase in cash and cash equivalents .......................         1,386            3,058

Cash and cash equivalents, beginning of period ..................        10,801            3,015
                                                                       --------         --------

Cash and cash equivalents, end of period ........................      $ 12,187         $  6,073
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

Basis of Presentation

     The consolidated financial statements of Cytogen Corporation are unaudited and include all adjustments which in the opinion of management are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 1999. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

Net Income (Loss) Per Share

        Basic net income (loss) per common share is based upon the weighted average common shares outstanding during each period. Diluted net income per common share is based upon the weighted average common stock outstanding and common stock equivalents which represent the incremental common shares that would have been outstanding under certain employee stock options and warrants, upon assumed exercise of dilutive stock options and warrants. Diluted net loss per share for the three months ended March 31, 2000 is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


2.  SALES OF CYTOGEN COMMON STOCK:

        During the three months ended March 31, 2000, the Company sold 1.0 million shares of Cytogen common stock to Berlex Laboratories ("Berlex") for $1.0 million or $1.00 per share upon an exercise of a warrant, and approximately
1.2 million additional shares of Cytogen common stock for total proceeds of $2.5 million at an average price of $2.12 per share upon the exercises of employee stock options and other warrants.


3. RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS:

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal quarters beginning after March 31, 2000. The Company is evaluating SAB 101 and the effect it may have on the Company's financial position or results of operations.

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

     Cytogen's cancer management franchise currently comprises three marketed FDA-approved products: ProstaScint, used to image the extent and spread of prostate cancer; OncoScint CR/OV, marketed as a diagnostic imaging agent for colorectal and ovarian cancer; and Quadramet, marketed for the relief of cancer-related bone pain. The Company is extending its cancer pipeline by exploiting PSMA, which Cytogen exclusively licensed from Memorial Sloan-Kettering Cancer Center. PSMA is a unique antigen highly expressed in prostate cancer cells and in the neovasculature of a variety of other solid tumors, including breast, lung and colon. The Company is developing its PSMA technology as part of its approach to offering a full range of prostate cancer management products and services throughout the progression of the disease, including gene-based immunotherapy vaccines, antibody-delivered therapeutic compounds and novel assays for detection of primary prostate cancer. Cytogen also plans to apply its PSMA technology, including therapeutics and in vitro diagnostics, toward other types of cancer based upon the Company's experience in prostate cancer. The Company's in vivo immunotherapeutic development program is being conducted in collaboration with Progenics Pharmaceuticals, Inc.

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


Results of Operations

Three Months Ended March 31, 2000 and 1999

     Revenues. Total revenues for the first quarter of 2000 were $2.4 million compared to $2.3 million for the same period in 1999. The increase from the prior year period is due to higher royalties from Quadramet, partially offset by lower contract revenues as a result of the discontinuance of contract manufacturing services in 2000. Product related revenues, which included product sales and royalties, accounted for 98% of total revenues in 2000, versus 84% from the comparable period of 1999. License and contract revenues accounted for the remainder of revenues.

     Product related revenues for the first quarter of 2000 were $2.4 million compared to $2.0 million for the same period in 1999. ProstaScint accounted for 72% and 81% of product related revenues in the first quarters of 2000 and 1999, respectively while Quadramet royalties accounted for 21% and 10% of revenues, respectively, for the first quarters in 2000 and 1999. Sales of ProstaScint were $1.7 million in 2000, $100,000 higher than the $1.6 million recorded in 1999. The Company is transitioning sales of ProstaScint from C.R. Bard, Inc. ("Bard") to Cytogen's in-house sales force. The transition will be completed by mid-year 2000. The Company can not give any assurance as to the impact on sales by assuming the sole responsibility for marketing and sales of ProstaScint.

     Quadramet royalties for the first quarter of 2000 increased to $498,000 from the $199,000 recorded in the same period of 1999. Quadramet was re-launched by Berlex in March 1999. Although Cytogen believes that Berlex is an advantageous marketing partner, there can be no assurance that Quadramet will achieve market acceptance on a timely basis or result in significant revenues for Cytogen.

     Sales of OncoScint CR/OV for the first quarter of 2000 were $177,000, $13,000 higher than the $164,000 recorded in the same period of 1999. The Company is experiencing competition in the colorectal market.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     License and contract revenues for the first quarter of 2000 were $58,000 compared to $369,000 for the same period of 1999. The decrease from prior year period is due to the discontinuance of contract manufacturing services in 2000 as a result of the sale of the manufacturing facility in 1999. The Company recorded $289,000 of contract manufacturing revenues in the first quarter of 1999.

     Operating Expenses. Total operating expenses for the first quarter of 2000 were $4.5 million compared to $4.0 million recorded in the same quarter of 1999. The increase from the prior year period is due to: the increased spending on the proteomics research program at AxCell Biosciences Corporation; costs incurred for the transfer of manufacturing operations to a third party; and the expansion of Cytogen's in-house sales force to assume sole responsibility of marketing and sales of ProstaScint. The spending increase is partially offset by the lower cost of product and manufacturing revenues.

     Cost of product and contract manufacturing revenues for the first quarter of 2000 were $930,000 compared to $1.1 million recorded in the same period of the prior year. The decrease from the prior year period is due to the termination of contract manufacturing activities in 2000.

     Research and development expenses for the first quarter of 2000 were $1.5 million compared to $1.1 million recorded in the same period of 1999. The increase from the prior year period is due to increased funding for the proteomics program at AxCell and costs associated with the transfer of manufacturing technology to a third party in connection with the outsourcing of the manufacturing of Cytogen's products. The Company anticipates that funding for AxCell will continue to increase over the balance of the year and costs to transfer manufacturing technology will continue at their current level.

     Selling and marketing expenses were $1.1 million for the first quarter of 2000 compared to $946,000 in the same period of 1999. The current year expenses reflect the Company's efforts to expand its in-house sales force and assume sole responsibility for the selling and marketing of ProstaScint from its co-marketing partner, Bard, by mid-year 2000.

     General and administrative expenses for the first quarter ended March 31, 2000 were $947,000 compared to $911,000 for the comparable period in 1999. The increase from the prior year period is due to additional staffing and related costs.

     Gain on sale of laboratory and manufacturing facilities. The Company recorded a gain of $3.3 million in the first quarter of 1999 from a sale of the Company's laboratory and manufacturing facilities.

     Interest Income/Expense. Interest income for the first quarter of 2000 was $168,000 compared to $95,000 recorded in the same period of 1999. The increase from the prior year period is due to higher average cash balances for the 2000 respective period.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Interest expense for the first quarter of 2000 was $57,000 compared to $42,000 recorded in the same period of 1999. The increase from the prior year period is due to interest expenses associated with various equipment leases.

     Net Income/Loss. Net loss for the first quarter of 2000 was $2.0 million compared to a net income of $1.7 million recorded in the same period of 1999. The 1999 net income resulted from a $3.3 million gain from the sale of the manufacturing and laboratory facilities. The 2000 net loss per share was $0.03 based on average common shares outstanding of 71.6 million compared to the first quarter 1999 income per share of $0.03 based on average common shares outstanding of 64.2 million for basic and 64.5 million for diluted.


Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments were $12.2 million as of March 31, 2000, compared to $12.4 million as of December 31, 1999. The cash used for operating activities for the first quarter of 2000 was $3.8 million versus $4.7 million in the same period of 1999. The decrease from the prior year period is due to the 1999 final payment of $1.0 million to The Dupont Pharmaceuticals Company ("Dupont") for the Quadramet manufacturing commitment, and payments of various 1998 restructuring costs including severances.

     Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under license agreements and interest earned on cash and short term investments. In February 2000, the Company received $1.0 million from Berlex for the exercise of a warrant to purchase 1,000,000 shares of Cytogen common stock at $1.002 per share. Also in the first quarter 2000, the Company sold approximately 1.2 million shares of Cytogen common stock for total proceeds of $2.5 million at an average price of $2.12 per share upon the exercises of employee stock options and other warrants.

     The Company expects to significantly increase the funding of AxCell for the proteomics program in 2000. The operating requirement for AxCell will be funded by Cytogen's existing cash balance. The capital requirement for AxCell may be funded by a $1.4 million line-of-credit agreement entered into in February 2000 between the Company and Finova Capital Corporation ("Finova Facility"). Through November 2000, the Company may draw on the Finova Facility to finance the acquisition of computers and equipment. Borrowings under the Finova Facility will have a fixed term of 42 months at an interest rate equal to 8.65% plus the Index Rate and will be collateralized by the newly purchased equipment.

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

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales programs. The Company expects that its existing capital resources as of March 31, 2000, will be adequate to fund the Company's operations at least through the year 2002. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital.

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

PART II  -  OTHER INFORMATION


Item 2       -      Changes in Securities and Use of Proceeds

        The following information relates to all securities of the Company sold by the Company within the past quarter which were not registered under the securities laws at the time of sale:

        1. On February 18, 2000, the Company sold to an officer of the Company 50,000 shares of common stock upon the exercise of employee stock options.

     The Company did not employ an underwriter in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. The recipient had adequate access to information about the Company.

Item 6(a) -   Exhibits
---------

        27 Financial Data Schedule (Submitted to SEC only in electronic format).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CYTOGEN CORPORATION





Date May 15, 2000                             By /s/ Jane M. Maida
     --------------------                        ------------------------
                                                 Jane M. Maida
                                                 Chief Accounting Officer
                                                 (Authorized Accounting Officer)