Form 10-Q
period 2000-06-30
CYTOGEN CORP
filed 2000-08-11
CIK 725058

SECURITIES AND EXCHANGE COMMISSION              Conformed
                              Washington, D.C. 20549                      Copy


                                    FORM 10-Q

               (Mark One)
               [X]   QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934

               For the quarterly period ended June 30, 2000
                                              -------------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                    Outstanding at July 28, 2000
----------------------------                        ----------------------------
Common Stock, $.01 par value                                 72,897,625

PART I  - FINANCIAL INFORMATION
-------------------------------
Item I - Consolidated Financial Statements


                                   CYTOGEN CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                 (All amounts in thousands, except share data)
                                                  (Unaudited)

                                                                                June 30,     December 31,
                                                                                  2000           1999
                                                                             ------------    ------------
ASSETS:
Current Assets:
    Cash and cash equivalents ............................................   $  10,463       $  10,801
    Short-term investments ...............................................          --           1,593
    Accounts receivable, net .............................................       2,384           2,150
    Inventories ..........................................................         810             685
    Other current assets .................................................       1,326             465
                                                                             ---------       ---------

       Total current assets ..............................................      14,983          15,694

Property and Equipment, net ..............................................       2,085           1,997

Other Assets .............................................................         871             914
                                                                             ---------       ---------

                                                                             $  17,939       $  18,605
                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Current portion of long-term liabilities .............................   $     153       $     162
    Accounts payable and accrued liabilities .............................       5,372           5,478
                                                                             ---------       ---------

         Total current liabilities .......................................       5,525           5,640
                                                                             ---------       ---------

Long-Term Liabilities ....................................................       2,453           2,416
                                                                             ---------       ---------

Stockholders' Equity:
    Preferred stock, $.01 par value, 5,400,000 shares authorized -
     Series C Junior Participating Preferred Stock, $.01 par value,
       200,000 shares authorized, none issued and outstanding ............          --              --
    Common stock, $.01 par value, 250,000,000 shares authorized,
       72,839,000 and 70,527,000 shares issued and outstanding
       in 2000 and 1999, respectively ....................................         728             705
    Additional paid-in capital ...........................................     316,121         311,209
    Deferred compensation ................................................      (1,057)            (82)
    Accumulated deficit ..................................................    (305,831)       (301,283)
                                                                             ---------       ---------

       Total stockholders' equity ........................................       9,961          10,549
                                                                             ---------       ---------
                                                                             $  17,939       $  18,605
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

                                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (All amounts in thousands, except per share data)
                                                   (Unaudited)

                                                                        Three Months                 Six Months
                                                                       Ended June 30,              Ended June 30,
                                                                   --------------------        --------------------
                                                                     2000        1999            2000        1999
                                                                   --------    --------        --------    --------
Revenues:
  Product related:
     ProstaScint ...............................................   $  1,492    $  1,661        $  3,187    $  3,253
     OncoScint .................................................        130         157             307         321
                                                                   --------    --------        --------    --------
            Total product sales ................................      1,622       1,818           3,494       3,574

     Quadramet royalties .......................................        508         262           1,006         461
                                                                   --------    --------        --------    --------
            Total product related ..............................      2,130       2,080           4,500       4,035

  License and contract .........................................         90       2,370             148       2,739
                                                                   --------    --------        --------    --------

            Total revenues .....................................      2,220       4,450           4,648       6,774
                                                                   --------    --------        --------    --------

Operating Expenses:
  Cost of product and
    contract manufacturing revenues ............................        981       1,170           1,911       2,274
  Research and development .....................................      1,540         981           3,032       2,038
  Acquisition of technology rights .............................         --       1,214              --       1,214
  Selling and marketing ........................................      1,323       1,082           2,453       2,028
  General and administrative ...................................      1,107         981           2,054       1,892
                                                                   --------    --------        --------    --------

            Total operating expenses ...........................      4,951       5,428           9,450       9,446
                                                                   --------    --------        --------    --------

            Operating loss .....................................     (2,731)       (978)         (4,802)     (2,672)

Gain on sale of laboratory and
  manufacturing facilities .....................................         --          --              --       3,298
Interest income  ...............................................        195          56             363         151
Interest expense ...............................................        (51)        (42)           (109)        (84)
                                                                   --------    --------        --------    --------

Net (loss) income ..............................................   $ (2,587)   $   (964)       $ (4,548)   $    693
                                                                   ========    ========        ========    ========

Basic and diluted net (loss) income
  per share ....................................................   $  (0.04)   $  (0.01)       $  (0.06)   $   0.01
                                                                   ========    ========        ========    ========

Basic weighted average
  common shares outstanding ....................................     72,779      65,632          72,130      64,884
                                                                   ========    ========        ========    ========

Diluted weighted average
  common shares outstanding ....................................     72,779      65,632          72,130      65,042
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

                                  CYTOGEN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (All amounts in thousands)
                                               (Unaudited)

                                                                      Six Months Ended June 30,
                                                                     ---------------------------
                                                                        2000             1999
                                                                     ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income .................................................    $ (4,548)        $    693
                                                                       --------         --------
Adjustments to reconcile net (loss) income to cash used in
    operating activities:
       Depreciation and amortization ..............................         472              519
       Imputed interest ...........................................         (29)              (8)
       Stock option and warrant grants ............................         129              142
       Stock based compensation ...................................          72               --
       Acquisition of technology rights ...........................          --            1,214
       Write down of assets .......................................          --               53
       Gain on sale of laboratory and manufacturing facilities ....          --           (3,298)
       Gain on sale of equipment ..................................        (148)              --
       Changes in assets and liabilites:
          Accounts receivable, net ................................        (190)          (1,627)
          Inventories .............................................        (125)              74
          Other assets ............................................        (818)             (23)
          Accounts payable and accrued liabilities ................        (121)          (3,600)
          Other liabilities .......................................          76               71
                                                                       --------         --------

                    Total adjustments .............................        (682)          (6,483)
                                                                       --------         --------

       Net cash used in operating activities ......................      (5,230)          (5,790)
                                                                       --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from Prostagen, Inc. ............................          --              550
Net proceeds from sale of equipment ...............................         148               --
Net proceeds from sale of laboratory and manufacturing facilities..          --            3,584
Purchases of property and equipment ...............................        (597)             (93)
                                                                       --------         --------

       Net cash (used for) provided by investing activities .......        (449)           4,041
                                                                       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ............................       3,759            4,840
Redemption of short-term investments ..............................       1,593               --
Payment of long-term liabilities ..................................         (11)            (774)
                                                                       --------         --------

       Net cash provided by financing activities ..................       5,341            4,066
                                                                       --------         --------

Net (decrease) increase in cash and cash equivalents ..............        (338)           2,317

Cash and cash equivalents, beginning of period ....................      10,801            3,015
                                                                       --------         --------

Cash and cash equivalents, end of period ..........................    $ 10,463         $  5,332
                                                                       ========         ========

                The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

     Cytogen Corporation ("Cytogen" or "the Company" which includes the Company and its subsidiaries) is an established biopharmaceutical company with two principal lines of business, proteomics and oncology. The Company is extending its expertise in antibodies and molecular recognition to the development of new products and a proteomics-driven drug discovery platform. The Company has established a pipeline of product candidates based upon its proprietary antibody and prostate specific membrane antigen, or PSMA, technologies. The Company, with Progenics Pharmaceuticals, Inc. has formed a joint venture focusing on the development of cancer in vivo immunotherapies based on PSMA technology. Cytogen's cancer management franchise currently comprises three marketed FDA-approved products: ProstaScint(R), used to image the extent and spread of prostate cancer; OncoScint CR/OV(R), a diagnostic imaging agent for colorectal and ovarian cancer; and Quadramet(R), for the relief of cancer-related bone pain. The Company's wholly owned subsidiary, AxCell Biosciences Corporation ("AxCell"), is developing a proprietary protein pathway database as a drug discovery and development tool for the pharmaceutical and biotechnology industries.


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

Net Income (Loss) Per Share

     Basic net income (loss) per share is based upon the weighted average common shares outstanding during each period. Diluted net income per share for the six months ended June 30, 1999 is based upon the weighted average common stock outstanding and common stock equivalents which represent the incremental common shares that would have been outstanding under certain employee stock options and warrants, upon assumed exercise of dilutive stock options and warrants. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.


2.  SALES OF CYTOGEN COMMON STOCK:

     During the six months ended June 30, 2000, the Company sold 1.0 million shares of Cytogen common stock to Berlex Laboratories ("Berlex") for $1.0 million or $1.00 per share upon an exercise of a warrant, and approximately 1.3 million additional shares of Cytogen common stock for total proceeds of $2.7 million at an average price of $2.06 per share upon the exercises of employee stock options and other warrants.


3.  RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS:

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal quarters beginning after September 30, 2000. The Company is evaluating SAB 101 and the effect it may have on the Company's financial position or results of operations.


4.  PROPOSED ACQUISITION:

     On July 7, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Advanced Magnetics, Inc. ("Advanced Magnetics"), a developer of novel diagnostic pharmaceuticals for use in magnetic resonance imaging (MRI), pursuant to which Advanced Magnetics will become a wholly owned subsidiary of the Company. At the effective time of the merger, Advanced Magnetics shareholders will receive $60 million in shares of Cytogen common stock. Each outstanding share of Advanced Magnetics common stock will be

                      CYTOGEN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


converted into Cytogen common stock at an exchange ratio equal to $8.75 divided by the average closing price of Cytogen common stock for 20 trading days ending 3 trading days prior to the closing of the merger. The number of shares of Cytogen common stock exchanged per share of Advanced Magnetics common stock will not, however, be less than 0.7566 shares or more than 1.0237 shares. In addition, Cytogen will assume all outstanding options to purchase Advanced Magnetics common stock under Advanced Magnetics' employee stock option and stock purchase plans. Consummation of the merger is subject to various conditions including, but not limited to, approval by the stockholders of Advanced Magnetics.

     The merger is intended to be accounted for as a pooling of interests. As of June 30, 2000, approximately $582,000 of merger transaction costs are included in other current assets and will be charged to the Company's statement of operations upon consummation of the merger.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. Generally, forward looking statements can be identified by the use of phrases like "believe", "expect", "anticipate", "plan", "may", "will", "could", "estimate", "potential", "opportunity" and "project" and similar terms. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially, include, but are not limited to those identified in the Company's 1999 Form 10-K under the captions, "Important Factors Regarding Forward Looking Statements" and "Risk Factors". Stockholders are cautioned not to put undue reliance on any forward looking statement.

     The following discussion and analysis should also be read in conjuction with the Financial Statements and related notes thereto contained elsewhere herein, as well as the Company's 1999 Form 10-K and from time-to-time the Company's other filings with the Securities and Exchange Commission.


Overview

     During this year, the Company terminated the co-marketing arrangement with the Bard Urological Division of the C.R. Bard Company, Inc. ("Bard") to assume sole responsibility for the marketing and sales of the Company's ProstaScint product. The Company has expanded its sales force and believes that the highly trained and dedicated internal sales force will be able to most effectively market the Company's product and build capability for possible future products. The Company, however, has limited experience in direct selling and can not give any assurance as to the impact on sales by assuming selling efforts itself.

     On July 7, 2000, the Company entered into a Merger Agreement to acquire Advanced Magnetics, Inc., a developer of novel diagnostic pharmaceuticals for use in MRI procedures (see Note 4 to the Consolidated Financial Statements). The proposed transaction represents a strategic step for Cytogen to broaden its oncology franchise, which it intends to leverage through its proteomics business and the development of products using its PSMA technology. This stock-for-stock transaction, which includes the acquisition of products, technology, and cash assets provides the combined company with the following benefits:

- The acquisition broadens Cytogen's medical oncology presence and strengthens its position in the area of cancer staging and detection, in which Cytogen currently markets two products, ProstaScint(R) and OncoScint CR/OV(R).

- Advanced Magnetics' late stage clinical product, Combidex(R), a MRI contrast agent for the detection of lymph node metastases, has produced promising clinical results and creates the potential for an enhanced revenue stream if approved by the U.S. Food and Drug Administration (FDA). The FDA recently issued an approvable letter subject to certain conditions with respect to Combidex, following a priority review.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)

- The combined company plans to utilize Cytogen's oncology sales and marketing organization for the expected launch of Combidex provided it is able to satisfy the conditions specified for final approval by the FDA.
- At June 30, 2000, Advanced Magnetics had $18.9 million in working capital. The enhanced cash position created by the merger secures development resources and provides leverage to other areas of the combined business, including prostate cancer diagnostics and therapeutics based on PSMA technology and Cytogen's AxCell Biosciences proteomics subsidiary.
- Advanced Magnetics' next-generation imaging agent, Code 7228, is expected to enter Phase II clinical development later this year. Code 7228 is being developed for oncology and magnetic resonance angiography applications.
- Cytogen gains a state-of-the-art manufacturing facility, and a patent portfolio consisting of 25 U.S. patents and additional U.S. and foreign pending patent applications.

     Consummation of the merger is subject to various conditions including, but not limited to, approval by the stockholders of Advanced Magnetics.


Results of Operations

Three Months Ended June 30, 2000 and 1999

     Revenues. Total revenues for the second quarter of 2000 were $2.2 million compared to $4.5 million for the same period in 1999. The decrease from the prior year period is primarily due to the $1.8 million license fee recorded in 1999 for the licensing of certain applications of PSMA and the discontinuance of contract manufacturing services in 2000. Product related revenues, which included product sales and royalties, accounted for 96% of total revenues in 2000, versus 47% from the comparable period of 1999. License and contract revenues accounted for the remainder of revenues.

     Product related revenues were $2.1 million for each of the second quarters of 2000 and 1999. ProstaScint accounted for 70% and 80% of product related revenues in the second quarters of 2000 and 1999, respectively, while Quadramet royalties accounted for 24% and 13% of related product revenues, respectively. Sales of ProstaScint were $1.5 million in 2000, $169,000 lower than the $1.7 million recorded in 1999. During this year, the Company assumed sole responsibility for selling and marketing ProstaScint from Bard, its former co-marketing partner. The Company took this step because it believes that a highly trained and dedicated internal sales force will be able to market its products most effectively and to build a marketing capability for anticipated future product acquisitions. No assurance can be given, however, as to the effect on sales of ProstaScint as a result of this action.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Quadramet royalties for the second quarter of 2000 increased to $508,000 from the $262,000 recorded in the same period of 1999. Quadramet was re-launched by Berlex in March 1999. Although Cytogen believes that Berlex is an advantageous marketing partner, there can be no assurance that Quadramet will achieve greater market acceptance on a timely basis or result in significant revenues for Cytogen.

     Sales of OncoScint CR/OV for the second quarter of 2000 were $130,000, $27,000 lower than the $157,000 recorded in the same period of 1999. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown same or higher sensitivity than OncoScint CR/OV.

     License and contract revenues for the second quarter of 2000 were $90,000 compared to $2.4 million for the same period of 1999. The decrease from prior year period is due to $1.8 million license fee recorded in 1999 for the licensing of certain applications of PSMA to a joint venture formed by Cytogen and Progenics and the discontinuance of contract manufacturing services in 2000 as a result of the sale of Cytogen's manufacturing facility in 1999. The Company recorded $212,000 of contract manufacturing revenues in the second quarter of 1999.

     Operating Expenses. Total operating expenses for the second quarter of 2000 were $5.0 million compared to $5.4 million recorded in the same quarter of 1999. The decrease from the prior year period is attributable primarily to the 1999 non-cash charge of $1.2 million relating to the acquisition of the exclusive technology rights to PSMA for immunotherapy through the acquisition of
Prostagen, Inc. ("Prostagen"), partially offset by increased spending on the proteomics research program at AxCell and the expansion of Cytogen's in-house sales force to assume sole responsibility of marketing and sales of ProstaScint.

     Cost of product and contract manufacturing revenues for the second quarter of 2000 were $981,000 compared to $1.2 million recorded in the same period of the prior year. The decrease from the prior year period is due to the termination of contract manufacturing activities in 2000.

     Research and development expenses for the second quarter of 2000 were $1.5 million compared to $981,000 recorded in the same period of 1999. The increase from the prior year period is due to increased funding for the proteomics program at AxCell and product development efforts relating to PSMA technologies. The Company anticipates that funding for AxCell will continue to increase over the balance of the year.

     Acquisition of technology rights of $1.2 million in 1999 represents a non-cash charge related to the acquisition of Prostagen.

     Selling and marketing expenses were $1.3 million for the second quarter of 2000 compared to $1.1 million in the same period of 1999. The current year expenses reflect the Company's efforts to expand its in-house sales force and assume sole responsibility for the selling and marketing of ProstaScint from Bard.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     General and administrative expenses for the second quarter 2000 were $1.1 million compared to $981,000 for the comparable period in 1999. The increase from the prior year period is due to expenses related to stock based compensation for a key employee and additional staffing and related costs.

     Interest Income/Expense. Interest income for the second quarter of 2000 was $195,000 compared to $56,000 recorded in the same period of 1999. The increase from the prior year period is due to higher average cash balance during 2000.

     Interest expense for the second quarter of 2000 was $51,000 compared to $42,000 recorded in the same period of 1999. The increase from the prior year period is due to interest expenses associated with various equipment leases.

     Net Income/Loss. Net loss for the second quarter of 2000 was $2.6 million compared to $1.0 million recorded in the same period of 1999. The net loss per share was $0.04 based on average common shares outstanding of 72.8 million compared to the second quarter of 1999 loss per share of $0.01 based on average common shares outstanding of 65.7 million.


Six months ended June 30, 2000 and 1999

     Revenues. Total revenues for the first half of 2000 and 1999 were $4.6 million and $6.8 million, respectively. The decrease from the prior year period is due primarily to the $1.8 million licensing fee for PSMA technology and the discontinuance of contract manufacturing services in 2000, partially offset by the increase in 2000 of product related revenues. Product related revenues, which included product sales and royalties, accounted for 97% of total revenues in 2000 versus 60% in the comparable period of 1999. License and contract revenues accounted for the remainder of revenues.

     Product related revenues for the first half of 2000 and 1999 were $4.5 million and $4.0 million, respectively. ProstaScint accounted for 71% and 81% of product related revenues in the first half of 2000 and 1999, respectively, while revenues from Quadramet accounted for 22% and 11% of product related revenues, respectively. Sales of ProstaScint were $3.2 million in 2000 compared to $3.3 million in 1999. Beginning in July 2000, the Company assumed sole responsibility for the selling and marketing of ProstaScint from Bard. Royalties from Quadramet increased to $1.0 million in the first half of 2000 from $461,000 in the same period of 1999. Quadramet royalties are based on net sales of Quadramet by Berlex.

     Sales of OncoScint CR/OV were $307,000 in 2000 versus $321,000 in the same period of 1999. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. To date, OncoScint CR/OV has not realized substantial sales.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     License  and  contract  revenues  for the first  half of 2000 and 1999 were
$148,000 and $2.7 million, respectively. The 1999 license fee included $1.8 million of revenue from the licensing of certain applications of PSMA to a joint venture formed by CYTOGEN and Progenics and $501,000 of contract manufacturing revenues. The Company has discontinued contract manufacturing services in 2000.

     Operating Expenses. Total operating expenses for the first half of 2000 and 1999 were $9.5 million in each period. The current year expenditures principally reflect development efforts in the proteomics programs, PSMA technologies and expansion of Cytogen's in-house sales force. The 1999 expenses included a non-cash charge of $1.2 million related to the acquisition of exclusive technology rights to PSMA for immunotherapy through the acquisition of Prostagen.

     Cost of product and contract manufacturing revenues for the first half of 2000 were $1.9 million compared to $2.3 million recorded in the same period of the prior year. The decrease from the prior year period is due to decreased contract manufacturing costs associated with discontinuance of contract manufacturing activities in 2000

     Research and development expenses for the first half of 2000 were $3.0 million compared to $2.0 million recorded in the same period of 1999. The increase from the prior year period is due to increased funding for the proteomics program at AxCell, the product development efforts related to the PSMA technologies and costs associated with the transfer of manufacturing technology to a new vendor who, if approved by the FDA, will manufacture
Cytogen's ProstaScint and OncoScint products. The Company anticipates that funding for AxCell will continue to increase over the balance of the year and costs to transfer manufacturing technology will continue at their current level.

     Acquisition of technology rights of $1.2 million in 1999 represents a non-cash charge related to the acquisition of Prostagen.

     Selling and marketing expenses were $2.5 million for the first half of 2000 compared to $2.0 million in the same period of 1999. The current year expenses reflect the Company's efforts to expand its in-house sales force. During this year, Cytogen assumed sole responsibility for the selling and marketing of ProstaScint.

     General and administrative expenses for the first half of 2000 were $2.1 million compared to $1.9 million for the comparable period in 1999. The increase from the prior year is due to expenses related to stock based compensation for a key employee, additional staffing and related costs.

     Gain on sale of laboratory and manufacturing facilities. The Company recorded a gain of $3.3 million in the first quarter of 1999 from a sale of the Company's laboratory and manufacturing facilities.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Interest Income/Expense. Interest income for the first half of 2000 was $363,000 compared to $151,000 in the same period of 1999. The increase from the prior year period is due to higher average cash balance during 2000.

     Interest expense for the first half of 2000 was $109,000 compared to $84,000 recorded in the same period of 1999. The increase from the prior year period is due to interest expenses associated with various equipment leases.

     Net Income/Loss. Net loss for the first half of 2000 was $4.5 million compared to a net income of $693,000 recorded in the same period of 1999. The 1999 net income resulted from a $3.3 million gain from the sale of the manufacturing and laboratory facilities. The 2000 net loss per share was $0.06 based on average common shares outstanding of 72.1 million compared to the first half of 1999 income per share of $0.01 based on average common shares outstanding of 64.9 million for basic and 65.0 million for diluted


Liquidity and Capital Resources

     The Company's cash, cash equivalents and short-term investments were $10.5 million as of June 30, 2000, compared to $12.4 million as of December 31, 1999. The cash used for operating activities for the first half of 2000 was $5.2 million versus $5.8 million in the same period of 1999. The decrease from the prior year period is due primarily to the 1999 final payment of $1.0 million to The Dupont Pharmaceuticals Company for the Quadramet manufacturing commitment.

     Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under license agreements and interest earned on cash and short term investments. In February 2000, the Company received $1.0 million from Berlex Laboratories for the exercise of a warrant to purchase 1,000,000 shares of Cytogen common stock at $1.00 per share. Also in the first half of 2000, the Company sold approximately 1.3 million shares of Cytogen common stock for total proceeds of $2.7 million at an average price of $2.06 per share upon the exercises of employee stock options and other warrants.

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

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales programs. The Company expects that its existing capital resources will be adequate to fund the Company's operations at least through the middle of 2002. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital.

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



                         ==============================
                              Cautionary Statement


     The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the Company's ability to access the capital markets in the near term and in the future for continued funding of existing projects and for the pursuit of new projects; (ii) the ability to attract and retain personnel needed for business operations and strategic plans; (iii) the timing and results of clinical studies, and regulatory approvals; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the Partners in Excellence or PIE Program; (v) demonstration over time of the efficacy and safety of the Company's products; (vi) the degree of competition from existing or new products; (vii) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (viii) the profitability of its products; (ix) the ability to attract, and the ultimate success of, strategic partnering arrangements, collaborations, and acquisition candidates; (x) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (xi) the success of the Company's marketing partners in obtaining marketing approvals in Canada and in European countries, in achieving milestones and achieving sales of products resulting in royalties; (xii) the ability of the Company to protect its proprietary technology, trade secrets or know-how under the patent and other intellectual property laws of the United States and other countries; (xiii) failure of the Advanced Magnetics' shareholders to adopt the Merger Agreement providing for the Company's acquisition of Advanced Magnetics; (xiv) the risk that the businesses of the Company and Advanced Magnetics will not be integrated successfully; and (xv) the ability to satisfy the conditions specified by the FDA regarding the final approval of Combidex.

PART II  -  OTHER INFORMATION


Item 4  -   Submission of Matters to the Vote of Security Holders
------

          On May 16, 2000, the Company held its annual meeting of stockholders to (i) elect directors; (ii) to consider and vote upon a proposal to amend the Company's Restated Certificate of Incorporation to increase the total number of authorized shares of capital stock from 95,000,000 shares, consisting of 89,600,000 shares of common stock and 5,400,000 shares of preferred stock, to 255,400,000 shares, consisting of 250,000,000 shares of common stock and 5,400,000 shares of preferred stock; and (iii) transact such other business as might be brought before the meeting.

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

          (i)  Election of Directors:

                                                           Against or                  Broker
                   Nominee                        For       Withheld    Abstentions  Non-Votes
                   -------                        ---      ----------   -----------  ---------
                   John E. Bagalay Jr.        64,199,750    1,656,986       N/A         N/A
                   Stephen K. Carter          65,421,063      435,673       N/A         N/A
                   James A. Grigsby           65,412,373      444,363       N/A         N/A
                   Robert F. Hendrickson      65,425,853      430,883       N/A         N/A
                   S. Leslie Misrock          65,431,068      425,668       N/A         N/A
                   H. Joseph Reiser           64,722,867    1,133,869       N/A         N/A

          (ii) To consider and vote upon the proposal to amend the Restated Certificate of Incorporation to increase authorized number of shares.

                                                           Against or                  Broker
                                                  For       Withheld    Abstentions  Non-Votes
                                                  ---      ----------   -----------  ---------
                                              61,722,482    3,915,256     218,998       N/A

          (iii) No other business was transacted at the meeting.

Item 5  -   Lawrence R. Hoffman became Vice President and Chief Financial
------      Officer on July 10, 2000.

Item 6  -   Exhibits and Reports on Form 8-K
------

      (a) Exhibits:

          3.1 Restated Certificate of Incorporation of Cytogen Corporation, as amended. Filed herewith.

          10.1 Amendment No. 1 Marketing and Co-Promotion Agreement effective as of January 1, 2000 by and between Cytogen Corporation and C.R. Bard, Inc. Filed herewith.

          27 Financial Data Schedule (Submitted to SEC only in electronic format)


      (b) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CYTOGEN CORPORATION





Date August  11, 2000             By /s/ Lawrence R. Hoffman
    --------------------------      --------------------------------------------
                                    Lawrence R. Hoffman
                                    Vice President & Chief Financial Officer
                                    (Principal Financial and Accounting Officer)