Form 10-Q
period 2000-09-30
CYTOGEN CORP
filed 2000-11-14
CIK 725058

SECURITIES AND EXCHANGE COMMISSION               Conformed
                            Washington, D.C. 20549                        Copy


                                    FORM 10-Q

              (Mark One)
              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934

              For the quarterly period ended September 30, 2000
                                             ------------------

                                       OR

              |_|  TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                   1934

     For the transition period from              to
                                     ------------    ------------

                      Commission file number 000-14879


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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                 Outstanding at November 1, 2000
----------------------------                     -------------------------------
Common Stock, $.01 par value                                 76,084,756

PART I  - FINANCIAL INFORMATION
-------------------------------
Item I - Consolidated Financial Statements


                                       CYTOGEN CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                   (All amounts in thousands, except share data)
                                                     (Unaudited)


                                                                          September 30,  December 31,
                                                                               2000          1999
                                                                          -------------  ------------
ASSETS:
Current Assets:
   Cash and cash equivalents ..........................................    $  14,178     $  10,801
   Short-term investments .............................................           --         1,593
   Accounts receivable, net ...........................................        2,385         2,150
   Inventories ........................................................          631           685
   Other current assets ...............................................          410           465
                                                                           ---------     ---------

      Total current assets ............................................       17,604        15,694

Property and Equipment, net ...........................................        2,032         1,997

Other Assets ..........................................................        1,060           914
                                                                           ---------     ---------

                                                                           $  20,696     $  18,605
                                                                           =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Current portion of long-term liabilities ...........................    $     161     $     162
   Accounts payable and accrued liabilities ...........................        4,851         5,478
                                                                           ---------     ---------

      Total current liabilities .......................................        5,012         5,640
                                                                           ---------     ---------

Long-Term Liabilities .................................................        2,441         2,416
                                                                           ---------     ---------

Stockholders' Equity:
   Preferred stock, $.01 par value, 5,400,000 shares authorized -
     Series C Junior Participating Preferred Stock, $.01 par value,
       200,000 shares authorized, none issued and outstanding .........           --            --
   Common stock, $.01 par value, 250,000,000 shares authorized,
     75,588,000 and 70,527,000 shares issued and outstanding
     in 2000 and 1999, respectively ...................................          756           705
  Additional paid-in capital ..........................................      335,971       311,209
  Deferred compensation ...............................................         (990)          (82)
  Accumulated deficit .................................................     (322,494)     (301,283)
                                                                            ---------     ---------

    Total stockholders' equity ........................................       13,243        10,549
                                                                            ---------     ---------

                                                                           $  20,696     $  18,605
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

                                      CYTOGEN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                               (All amounts in thousands, except per share data)
                                                    (Unaudited)


                                                                          Three Months               Nine Months
                                                                       Ended September 30,       Ended September 30,
                                                                     ---------------------     ---------------------
                                                                        2000        1999          2000        1999
                                                                     ---------   ---------     ---------   ---------
Revenues:
    Product related:
       ProstaScint ...............................................   $  1,849    $  1,646      $  5,036    $  4,899
       OncoScint .................................................        130         188           437         509
                                                                     --------    --------      --------    --------

                 Total product sales .............................      1,979       1,834         5,473       5,408

       Quadramet royalties .......................................        523         245         1,529         706
                                                                     --------    --------      --------    --------
                 Total product related ...........................      2,502       2,079         7,002       6,114

    License and contract .........................................         17         267           165       3,006
                                                                     --------    --------      --------    --------

                 Total revenues ..................................      2,519       2,346         7,167       9,120
                                                                     --------    --------      --------    --------

Operating Expenses:
    Cost of product and
        contract manufacturing revenues ..........................      1,136         955         3,047       3,229
    Research and development .....................................      2,005         708         5,037       2,746
    Acquisition of marketing and technology rights ...............     13,241          --        13,241       1,214
    Selling and marketing ........................................      1,242       1,094         3,695       3,122
    General and administrative ...................................      1,716         892         3,770       2,784
                                                                     --------    --------      --------    --------

                 Total operating expenses ........................     19,340       3,649        28,790      13,095
                                                                     --------    --------      --------    --------

                 Operating loss ..................................    (16,821)     (1,303)      (21,623)     (3,975)

Gain on sale of laboratory and
    manufacturing facilities .....................................         --          --            --       3,298
Interest income  .................................................        182         131           545         282
Interest expense .................................................        (24)        (60)         (133)       (144)
                                                                     --------    --------      --------    --------

Net loss .........................................................   $(16,663)   $ (1,232)     $(21,211)   $   (539)
                                                                     ========    ========      ========    ========

Basic and diluted net loss
    per share ....................................................   $  (0.23)   $  (0.02)     $  (0.29)   $  (0.01)
                                                                     ========    ========      ========    ========

Basic and diluted weighted average
    common shares outstanding ....................................     73,632      68,757        72,660      66,204
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

                                    CYTOGEN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (All amounts in thousands)
                                                  (Unaudited)

                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                            2000              1999
                                                                         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ............................................................    $ (21,211)        $    (539)
                                                                         ---------         ---------
Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization .................................          679               786
      Imputed interest ..............................................          (66)              (33)
      Stock option and warrant grants ...............................          129               122
      Stock based compensation ......................................          154                --
      Acquisition of marketing and technology rights ................       13,079             1,214
      Write down of assets ..........................................           --                79
      Gain on sale of laboratory and manufacturing facilities .......           --            (3,298)
      Gain on sale of equipment .....................................         (148)               --
      Changes in assets and liabilites:
        Accounts receivable, net ....................................         (169)           (1,421)
        Inventories .................................................           54                45
        Other assets ................................................          (91)             (151)
        Accounts payable and accrued liabilities ....................         (495)           (3,660)
        Other liabilities ...........................................          117                71
                                                                         ---------         ---------

                Total adjustments ...................................       13,243            (6,246)
                                                                         ---------         ---------

      Net cash used in operating activities .........................       (7,968)           (6,785)
                                                                         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired from Prostagen, Inc. ..............................           --               550
Net proceeds from sale of equipment .................................          148                --
Net proceeds from sale of laboratory and manufacturing facilities ...           --             3,584
Redemption (purchases) of short-term investments ....................        1,593            (2,361)
Purchases of property and equipment .................................         (751)             (139)
                                                                         ---------         ---------

      Net cash provided by investing activities .....................          990             1,634
                                                                         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ..............................       10,411             9,578
Payment of long-term liabilities ....................................          (56)             (782)
                                                                         ---------         ---------

      Net cash provided by financing activities .....................       10,355             8,796
                                                                         ---------         ---------

Net increase in cash and cash equivalents ...........................        3,377             3,645

Cash and cash equivalents, beginning of period ......................       10,801             3,015
                                                                         ---------         ---------

Cash and cash equivalents, end of period ............................    $  14,178         $   6,660
                                                                         =========         =========

                The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

      Cytogen Corporation ("Cytogen" or "the Company" which includes the Company and its subsidiaries) is an established biopharmaceutical company with two principal lines of business, proteomics and oncology. The Company is extending its expertise in antibodies and molecular recognition to the development of new products and a proteomics-driven drug discovery platform. The Company has established a pipeline of product candidates based upon its proprietary antibody and prostate specific membrane antigen, or PSMA, technologies. The Company, with Progenics Pharmaceuticals, Inc. ("Progenics") has formed a joint venture focusing on the development of cancer in vivo immunotherapies based on PSMA technology. Cytogen's cancer management franchise currently comprises three marketed FDA-approved products: ProstaScint(R), used to image the extent and spread of prostate cancer; OncoScint CR/OV(R), a diagnostic imaging agent for colorectal and ovarian cancer; and Quadramet(R), for the relief of cancer-related bone pain. The Company's subsidiary, AxCell Biosciences Corporation ("AxCell"), is developing a proprietary protein pathway database as a drug discovery and development tool for the pharmaceutical and biotechnology industries.


Basis of Consolidation

      The consolidated financial statements include the accounts of Cytogen and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.


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

Net Loss Per Share

         Basic net loss per share is based upon the weighted average common shares outstanding during each period. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Inventory

         The Company's inventory is primarily related to ProstaScint and OncoScint CR/OV. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                       September 30,      December 31,
                                           2000               1999
                                      --------------      ------------

       Raw materials.................     $400,000          $529,000
       Work-in process...............        9,000            28,000
       Finished goods................      222,000           128,000
                                          --------          --------
                                          $631,000          $685,000
                                          ========          ========


2.  SALES OF CYTOGEN COMMON STOCK:

         During the nine months ended September 30, 2000, the Company sold 1.0 million shares of Cytogen common stock to Berlex Laboratories ("Berlex") for $1.0 million or $1.00 per share upon an exercise of a warrant, and approximately
1.7 million additional shares of Cytogen common stock for total proceeds of $3.5 million at an average price of $2.12 per share upon the exercises of employee stock options and other warrants.

         In September 2000, the Company sold to Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") 902,601 registered shares of Cytogen common stock at an aggregate price of $6.0 million or $6.647 per share. In October 2000, the Company entered into an equity financing facility with Acqua Wellington for up to $70 million. Pursuant to this facility, over the next 20 months, Cytogen may, at its discretion, sell additional shares of its common stock to Acqua Wellington at a small discount to the market price to be determined before each sale. The financing facility is not subject to any minimum takedown requirements, nor did the Company pay any financing fees or other compensation in connection with this transaction.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)



3.  RECENTLY ENACTED ACCOUNTING PRONOUNCEMENTS:

     In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. The Company will adopt SAB 101 during the fourth quarter of 2000 resulting in a cumulative effect adjustment. The Company will defer a portion of the upfront licensing fees from Berlex Laboratories, Inc. related to the licensing of Quadramet recognized in October 1998 and the licensing of certain applications of PSMA to a joint venture formed by Cytogen and Progenics recognized in June 1999 which will be recorded as deferred revenue with a corresponding one-time, non-cash expense.


4.  DSM  BIOLOGICS COMPANY B.V.:

     In July 2000, the Company entered into a Development and Manufacturing Agreement with DSM Biologics Company B.V. ("DSM"), pursuant to which DSM will conduct certain development activities with respect to ProstaScint, including the delivery of a limited number of batches of ProstaScint for testing and evaluation purposes. Under the terms of such agreement, and subject to the satisfactory performance thereof by DSM and the achievement of certain regulatory approvals for the manufacturing of ProstaScint, the parties are obligated to negotiate in good faith a long term supply agreement. Notwithstanding the parties' obligations to perform under the agreement or to negotiate a supply agreement in good faith, the Company cannot be certain that DSM will satisfactorily perform its obligations thereunder or that the parties will be able to negotiate a supply agreement on commercially satisfactory terms, if at all. Alternatively, the Company has the option, but not the obligation to enter into certain licensing arrangements with DSM on terms and conditions to be agreed upon by the parties.


5.  ADVANCED MAGNETICS, INC.:

     In August 2000, the Company and Advanced Magnetics, Inc. ("Advanced Magnetics"), a developer of novel diagnostic pharmaceuticals for use in magnetic resonance imaging (MRI), mutually terminated an agreement, under which Cytogen was to acquire Advanced Magnetics. Instead, the two companies entered into marketing, license and supply agreements ("AVM Agreements"). Under the AVM Agreements, Cytogen acquired certain rights to Advanced Magnetics' product candidates: Combidex(R), a magnetic resonance imaging contrast agent for the detection of lymph node metastases and imaging agent Code 7228 for oncology applications. Advanced Magnetics will be responsible for all costs associated with the clinical development, supply and manufacture of Combidex and Code 7228 and will receive royalties based upon product sales. There can be no assurance that Advanced Magnetics will receive approval from the U.S. Food and Drug Administration ("FDA") to market Combidex in the United States.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


     In exchange for the future marketing rights to Combidex and Code 7228, Cytogen issued 1.5 million shares of its common stock to Advanced Magnetics at closing and may issue an additional 500,000 shares, which are currently in escrow, subject to the achievement of certain milestones. Since the Advanced Magnetics' product candidates have not yet received FDA approval, the Company recorded a $13.2 million charge in the accompanying statement of operations for the acquisition of marketing and technology rights, of which $13.1 million was non-cash and represented the fair value of the 1.5 million shares of common stock issued.


6.  DRAXIS HEALTH INC.:

     In September 2000, the Company signed a letter of intent with Draxis Health and its subsidiary, Draximage Inc. ("Draxis") to market and distribute BrachySeedTM implants for prostate cancer therapy in the U.S. The Company currently is negotiating definitive documents reflective of the terms of the letter of intent. Under the terms of the proposed agreement, Draximage will supply radioactive iodine and palladium seeds to Cytogen in exchange for royalties on sales and certain milestone payments. The FDA has granted marketing approval for BrachySeed in September 2000. Upon execution of the definitive documents, the Company believes it would launch the radioactive iodine BrachySeed in the U.S. later this year. The Company cannot be certain, however, as to the timing of the BrachySeed launch, the market acceptance of the product or whether this product will significantly increase the revenues of the Company.

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

      The following discussion and analysis should also be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as the Company's 1999 Form 10-K and from time-to-time the Company's other filings with the Securities and Exchange Commission.


Overview

     In August 2000, the Company and Advanced Magnetics mutually terminated an agreement, under which Cytogen was to acquire Advanced Magnetics. Instead, the two companies entered into marketing, license and supply agreements (see Note 5 to the Consolidated Financial Statements.) Under the AVM Agreements, the Company acquired exclusive U.S. rights to two product candidates, Combidex and imaging agent Code 7228 for oncology applications. Combidex, a MRI contrast agent for the detection of lymph node metastases, recently received an approvable letter subject to certain conditions by the FDA, following a priority review. Code 7228 is being developed for oncology and magnetic resonance angiography applications and is expected to enter Phase II clinical development early next year. There can be no assurance that the Company will receive FDA approval to market Combidex or Code 7228 in the United States.

     In September 2000, the Company signed a letter of intent with Draxis to market and distribute BrachySeed implants for prostate cancer therapy in the U.S. The Company currently is negotiating definitive documents reflective of the terms of the letter of intent. Under the terms of the proposed agreement, Draxis will supply radioactive iodine and palladium seeds to Cytogen in exchange for royalties on sales and certain milestone payments. The FDA has granted marketing approval for BrachySeed in September 2000. Upon execution of the definitive documents, the Company believes it would launch the radioactive iodine BrachySeed in the U.S. later this year. The Company cannot be certain, however, as to the timing of the BrachySeed launch, the market acceptance of the product or whether this product will significantly increase the revenues of the Company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      The AVM licenses and the Draxis proposal represent a strategic step for Cytogen to broaden its oncology presence and strengthen its position in the area of cancer staging and detection and therapy, in which Cytogen currently markets two products, ProstaScint and OncoScint. The Company plans to utilize Cytogen's oncology sales and marketing organization for the expected launch of BrachySeed and later Combidex, subject to the receipt of final approval of Combidex by FDA.

      In September 2000, the Company sold to Acqua Wellington $6.0 million of Cytogen common stock. In October 2000, the Company entered into an equity financing facility with Acqua Wellington for up to $70 million. Pursuant to this facility, over the next 20 months, Cytogen may, at its discretion, sell additional shares of its common stock to Acqua Wellington at a small discount to the market price to be determined before each sale (see Note 2 to the Consolidated Financial Statements). This financing facility should give the Company the flexibility to access capital, pursuant to the terms of the Agreement, to accelerate its proteomics and drug development programs as well as pursue other strategic opportunities.


Results of Operations

Three Months Ended September 30, 2000 and 1999

      Revenues. Total revenues for the third quarter of 2000 were $2.5 million compared to $2.3 million for the same period in 1999. The increase from the prior year period is due to higher product related revenues, partially offset by lower contract revenues as a result of the discontinuance of contract manufacturing services in 2000. Product related revenues, which included product sales and royalties, accounted for 99% of total revenues in 2000, versus 89% from the comparable period of 1999. License and contract revenues accounted for the remainder of revenues in such period.

      Product related revenues for the third quarter of 2000 were $2.5 million compared to $2.1 million for the same period in 1999. ProstaScint accounted for 74% and 79% of product related revenues in the third quarters of 2000 and 1999, respectively, while Quadramet royalties accounted for 21% and 12% of product related revenues, respectively. Sales of ProstaScint were approximately $1.8 million in the third quarter of 2000, $200,000 higher than the $1.6 million recorded in the third quarter of 1999. Beginning in July 2000, the Company assumed sole responsibility for selling and marketing ProstaScint from Bard Urological Division of the C.R. Bard Company ("Bard"), its former co-marketing partner. The Company took this step because it believes that a highly trained and dedicated internal sales force will be able to market its products most effectively and to build a marketing capability for anticipated future product acquisitions. The Company cannot be certain, however, as to the effect on sales of ProstaScint as a result of this action.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Quadramet royalties for the third quarter of 2000 increased to $523,000 from the $245,000 recorded in the same period of 1999. Quadramet was re-launched by Berlex in March 1999. Although Cytogen believes that Berlex is an advantageous marketing partner, there can be no assurance that Quadramet will achieve greater market acceptance on a timely basis or result in significant revenues for Cytogen.

      Sales of OncoScint CR/OV for the third quarter of 2000 were $130,000, $58,000 lower than the $188,000 recorded in the same period of 1999. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV.

      License and contract revenues for the third quarter of 2000 were $17,000 compared to $267,000 for the same period of 1999. The decrease from the prior year period is due primarily to the discontinuance of contract manufacturing services in 2000, a result of the sale of Cytogen's manufacturing facility in 1999. The Company recorded $102,000 of contract manufacturing revenues in the third quarter of 1999.

      Operating Expenses. Total operating expenses for the third quarter of 2000 were $19.3 million compared to $3.6 million recorded in the same quarter of 1999. The increase from the prior year period is attributable primarily to a $13.2 million charge related to the acquisition of the marketing and technology rights to Combidex and Code 7228, of which $13.1 million was non-cash. The 2000 operating expenses further increased due to the additional funding for the proteomics research program at AxCell, the expansion of Cytogen's in-house sales force to assume sole responsibility of marketing and sales of ProstaScint and costs associated with the termination of the proposed merger with Advanced Magnetics.

      Cost of product and contract manufacturing revenues for the third quarter of 2000 were $1.1 million compared to $1.0 million recorded in the same period of the prior year. The increase from the prior year period is due to increased manufacturing costs and increased product sales.

      Research and development expenses for the third quarter of 2000 were $2.0 million compared to $708,000 recorded in the same period of 1999. The increase from the prior year period is due to increased funding for the proteomics program at AxCell and product development efforts relating to PSMA technologies. The Company anticipates that funding for AxCell will continue to increase over the remainder of this year.

      Acquisition of marketing and technology rights of $13.2 million represents a charge related to the acquisition of certain rights to product candidates
Combidex and Code 7228 from Advanced Magnetics, of which $13.1 million was a non-cash charge (see Note 5 to the Consolidated Financial Statements).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Selling and marketing expenses were $1.2 million for the third quarter of 2000 compared to $1.1 million in the same period of 1999. The current year expenses reflect the Company's efforts to expand its in-house sales force and assume sole responsibility for the selling and marketing of ProstaScint from Bard.

      General and administrative expenses for the third quarter 2000 were $1.7 million compared to $892,000 for the comparable period in 1999. The increase from the prior year period is due to expenses related to the termination of the proposed merger with Advanced Magnetics, stock based compensation for a key employee and additional staffing and related costs.

      Interest Income/Expense. Interest income for the third quarter of 2000 was $182,000 compared to $131,000 recorded in the same period of 1999. The increase from the prior year period is due to higher average cash balance during 2000. Interest expense for the third quarter of 2000 was $24,000 compared to $60,000 recorded in the same period of 1999. The interest expenses included finance charges related with various equipment leases.

      Net Loss. Net loss for the third quarter of 2000 was $16.7 million compared to $1.2 million recorded in the same period of 1999. The net loss per share was $0.23 based on average common shares outstanding of 73.6 million compared to a loss of $0.02 per share based on average common shares outstanding of 68.8 million for the same period in 1999.


Nine months ended September 30, 2000 and 1999

      Revenues. Total revenues for the nine months ended September 30, 2000 and 1999 were $7.2 million and $9.1 million, respectively. The decrease from the prior year period is due primarily to the $1.8 million licensing fee for PSMA technology in the second quarter of 1999 and the discontinuance of contract manufacturing services in 2000, partially offset by the increase in 2000 of product related revenues. Product related revenues, which included product sales and royalties, accounted for 98% of total revenues in 2000 versus 67% of total revenues for the comparable period of 1999. License and contract revenues accounted for the remainder of revenues.

      Product related revenues for the nine months ended September 30, 2000 and 1999 were $7.0 million and $6.1 million, respectively. ProstaScint accounted for 72% and 80% of product related revenues in the nine months ended September 30, 2000 and 1999, respectively, while revenues from Quadramet accounted for 22% and 12% of product related revenues, respectively. Sales of ProstaScint were $5.0 million in the nine months of 2000 compared to $4.9 million in the nine months of 1999. Beginning in July 2000, the Company assumed sole responsibility for the selling and marketing of ProstaScint from Bard. Royalties from Quadramet increased to $1.5 million in the nine months ended September 30, 2000 from $706,000 in the same period of 1999. Quadramet royalties are based on net sales of Quadramet by Berlex.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Sales of OncoScint CR/OV were $437,000 in 2000 versus $509,000 in the same period of 1999. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. To date, OncoScint CR/OV has not realized substantial sales.

      License and contract revenues for the nine months ended September 30, 2000 and 1999 were $165,000 and $3.0 million, respectively. The 1999 license fee included $1.8 million of revenue from the licensing of certain applications of PSMA to a joint venture formed by Cytogen and Progenics and $603,000 of contract manufacturing revenues. The Company has discontinued contract manufacturing services in 2000.

      Operating Expenses. Total operating expenses for the nine months ended September 30, 2000 and 1999 were $28.8 million and $13.1 million, respectively. The increase from the prior year period is due primarily to the acquisition of marketing and technology rights to Combidex and Code 7228 from Advanced Magnetics, resulting in a charge of $13.2 million, of which $13.1 million was non-cash. The current year expenditures also reflect development efforts in the proteomics programs, PSMA technologies, expansion of Cytogen's in-house sales force and costs associated with the termination of the proposed merger with Advanced Magnetics. The 1999 expenses included a non-cash charge of $1.2 million related to the acquisition of exclusive technology rights to PSMA for immunotherapy through the acquisition of Prostagen.

      Cost of product and contract manufacturing revenues for the nine months ended September 30, 2000 were $3.0 million compared to $3.2 million recorded in the same period of the prior year. The decrease from the prior year period is due to decreased contract manufacturing costs associated with discontinuance of contract manufacturing activities in 2000.

      Research and development expenses for the nine months ended September 30, 2000 were $5.0 million compared to $2.7 million recorded in the same period of 1999. The increase from the prior year period is due to increased funding for the proteomics program at AxCell, the product development efforts related to the PSMA technologies and costs associated with certain manufacturing development by DSM with respect to ProstaScint (see Note 4 to the Consolidated Financial Statements). The Company anticipates that funding for AxCell will continue to increase over the balance of the year and costs to DSM for manufacturing development will continue at their current level.

      Acquisition of marketing and technology rights of $13.2 million in 2000 represents a non-cash charge of $13.1 million related to the acquisition of certain rights to product candidates Combidex and Code 7228 from Advanced Magnetics. In 1999 the acquisition of technology rights was $1.2 million and represents a non-cash charge related to the acquisition of Prostagen.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Selling and marketing expenses were $3.7 million for the nine months ended September 30, 2000 compared to $3.1 million in the same period of 1999. The current year expenses reflect the Company's efforts to expand its in-house sales force as well as payments to Bard, its former co-marketing partner. In July 2000, Cytogen assumed sole responsibility for the selling and marketing of ProstaScint.

      General and administrative expenses for the nine months ended September 30, 2000 were $3.8 million compared to $2.8 million for the comparable period in 1999. The increase from the prior year is due to expenses related to the termination of the proposed merger with Advanced Magnetics, stock based compensation for a key employee, additional staffing and related costs.

      Gain on sale of laboratory and manufacturing facilities. The Company recorded a gain of $3.3 million in the first quarter of 1999 from the sale of the Company's laboratory and manufacturing facilities.

      Interest Income/Expense. Interest income for the nine months ended September 30, 2000 was $545,000 compared to $282,000 in the same period of 1999. The increase from the prior year period is due to higher average cash balance during 2000. Interest expense for the nine months ended September 30, 2000 was $133,000 compared to $144,000 recorded in the same period of 1999. The interest expenses included finance charges related with various equipment leases.

      Net Loss. Net loss for the nine months ended September 30, 2000 was $21.2 million compared to a net loss of $539,000 recorded in the same period of 1999. The net loss per share was $0.29 based on average common shares outstanding of
72.7 million compared to a net loss of $0.01 per share based on average common shares outstanding of 66.2 million for the same period in 1999.


Liquidity and Capital Resources

      The Company's cash, cash equivalents and short-term investments were $14.2 million as of September 30, 2000, compared to $12.4 million as of December 31, 1999. The cash used for operating activities for the nine months ended September 30, 2000 was $8.0 million versus $6.8 million in the same period of 1999. The increase from the prior year period is due primarily to the increased funding for the proteomics program at AxCell, the Company's efforts to expand its in-house sales force, and various expenses related to the termination of the proposed merger with Advanced Magnetics.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


    Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under license agreements and interest earned on cash and short term investments. In February 2000, the Company received $1.0 million from Berlex Laboratories for the exercise of a warrant to purchase 1,000,000 shares of Cytogen's common stock at $1.00 per share. In addition, during the nine months ended September 30, 2000, the Company sold approximately
1.7 million additional shares of Cytogen common stock for total proceeds of $3.5 million at an average price of $2.12 per share upon the exercises of employee stock options and other warrants.

      In September 2000, the Company sold to Acqua Wellington 902,601 registered shares of Cytogen common stock at an aggregate price of $6.0 million or $6.647 per share. In October 2000, the Company entered into an equity financing facility with Acqua Wellington for up to $70 million. Pursuant to this facility, over the next 20 months, Cytogen may, at its discretion, sell additional shares of its common stock to Acqua Wellington at a small discount to the market price to be determined before each sale. The financing facility is not subject to any minimum takedown requirements, nor did the Company pay any financing fees or other compensation in connection with this transaction.

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

      The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products and licensing arrangements. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. However, the Company believes that, if successful, such strategies may increase long-term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses. To fund these strategic and operating activities, the Company may sell equity and debt securities as market conditions permit or enter into credit facilities.

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales programs. The Company expects that its existing capital

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


resources together with the Acqua Wellington equity line should be adequate to fund the Company's operations for the foreseable future. The Company cannot be certain that it will not consume a significant amount of its currently available resources and reasonably expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital.

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


                       =================================
                              Cautionary Statement


     The foregoing discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. In addition to the risks discussed above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the Company's ability to access the capital markets in the near term and in the future for continued funding of existing projects and for the pursuit of new projects; (ii) the ability to attract and retain personnel needed for business operations and strategic plans; (iii) the timing and results of clinical studies, and regulatory approvals; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the Partners in Excellence or PIE Program; (v) demonstration over time of the efficacy and safety of the Company's products; (vi) the degree of competition from existing or new products; (vii) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


products; (viii) the profitability of its products; (ix) the ability to attract, and the ultimate success of, strategic partnering arrangements, collaborations, and acquisition candidates; (x) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (xi) the success of the Company in obtaining marketing approvals for its products in Canada and Europe; (xii) the ability of the Company to protect proprietary technology, its trade secrets or know-how under the patent and other intellectual property laws of the United States and other countries; and (xiii) the ability of Advanced Magnetics to satisfy the conditions specified by the FDA regarding approval to market Combidex in the United States.

PART II  -  OTHER INFORMATION


Item 5  -        Other Information
------

         In October 2000, the Company entered into an equity financing facility with Acqua Wellington for up to $70 million. Pursuant to this facility, over the next 20 months, Cytogen may, at its discretion, sell additional shares of its common stock to Acqua Wellington at a small discount to the market price to be determined before each sale. The financing facility is not subject to any minimum takedown requirements, nor did the Company pay any financing fees or other compensation in connection with this transaction.

Item 6  -        Exhibits and Reports on Form 8-K
------

      (a) Exhibits:

         10.1 License and Marketing Agreement by and between Cytogen Corporation and Advanced Magnetics, Inc. dated August 25, 2000. Filed herewith.*

         10.2 Development and Manufacturing Agreement by and between Cytogen Corporation and DSM Biologics Company B.V. dated July 12, 2000. Filed herewith.*

         27 Financial Data Schedule(Submitted to SEC only in electronic format).

         *Cytogen Corporation has requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

      (b) Reports on Form 8-K

                  During the three months ended September 30, 2000, the Company filed two reports on Form 8-K. The Form 8-K dated July 14, 2000, reported on "Item 5. Other Events" a press release announcing the proposed acquisition by Cytogen Corporation of Advanced Magnetics, Inc. The Form 8-K dated September 7, 2000, reported on "Item 5. Other Events" a press release announcing the mutual agreement of Cytogen Corporation and Advanced Magnetics, Inc. to terminate the proposed merger and to enter into licensing, marketing and supply agreements.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CYTOGEN CORPORATION





Date November 14, 2000              By /s/ H. Joseph Reiser
     --------------------           --------------------------------------------
                                    H. Joseph Reiser
                                    President and Chief Executive Officer




Date November 14, 2000              By /s/ Lawrence R. Hoffman
     --------------------           --------------------------------------------
                                    Lawrence R. Hoffman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)