Form 10-Q
period 2001-03-31
CYTOGEN CORP
filed 2001-05-14
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

               (Mark One)
               |X|  QUARTERLY REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                    1934

               For the quarterly period ended March 31, 2001
                                              --------------

                                       OR

               |_|  TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                    1934


         For the transition period from            to
                                       ----------      ----------

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
                                              ---    ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                       Outstanding at May 1, 2001
----------------------------                          --------------------------
Common Stock, $.01 par value                                   77,492,855

PART I  - FINANCIAL INFORMATION
-------------------------------
Item I - Consolidated Financial Statements


                                    CYTOGEN CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                (All amounts in thousands, except share data)
                                                 (Unaudited)

                                                                          March 31,      December 31,
                                                                            2001             2000
                                                                         ----------      ------------
ASSETS:
Current Assets:
  Cash and cash equivalents .......................................      $  14,271        $  11,993
  Receivable on income tax benefit sold ...........................             --            1,625
  Accounts receivable, net ........................................          2,155            1,841
  Inventories .....................................................            997              883
  Other current assets ............................................            765              377
                                                                         ---------        ---------

    Total current assets ..........................................         18,188           16,719

Property and Equipment, net .......................................          1,986            2,193

Other Assets ......................................................          1,944            1,504
                                                                         ---------        ---------

                                                                         $  22,118        $  20,416
                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt ...............................      $     134        $     151
  Accounts payable and accrued liabilities ........................          5,167            7,218
  Deferred revenue ................................................            859              859
                                                                         ---------        ---------

    Total current liabilities .....................................          6,160            8,228
                                                                         ---------        ---------

Long-Term Debt ....................................................          2,381            2,374
                                                                         ---------        ---------

Deferred Revenue ..................................................          2,381            2,596
                                                                         ---------        ---------

Stockholders' Equity:
    Preferred stock, $.01 par value, 5,400,000 shares authorized -
       Series C Junior Participating Preferred Stock, $.01 par value,
         200,000 shares authorized, none issued and outstanding .....           --               --
    Common stock, $.01 par value, 250,000,000 shares authorized,
       76,895,000 and 75,594,000 shares issued and outstanding
       at March 31, 2001 and December 31, 2000, respectively ........          769              756
    Additional paid-in capital ......................................      342,461          335,938
    Deferred compensation ...........................................         (799)            (895)
    Accumulated deficit .............................................     (331,235)        (328,581)
                                                                         ---------        ---------

       Total stockholders' equity ...................................       11,196            7,218
                                                                         ---------        ---------

                                                                         $  22,118        $  20,416
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

                                 CYTOGEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                           (All amounts in thousands, except per share data)
                                               (Unaudited)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      2001               2000
                                                                   ----------         ---------
Revenues:
  Product related:
    ProstaScint ................................................     $  2,222         $  1,695
    Others .....................................................          113              177
                                                                     --------         --------
            Total product sales ................................        2,335            1,872

    Quadramet royalties ........................................          441              498
                                                                     --------         --------
            Total product related ..............................        2,776            2,370

    License and contract .......................................          215              273
                                                                     --------         --------

            Total revenues .....................................        2,991            2,643
                                                                     --------         --------

Operating Expenses:

  Cost of product ..............................................        1,152              930
  Research and development .....................................        1,739            1,493
  Selling and marketing ........................................        1,754            1,130
  General and administrative ...................................        1,172              947
                                                                     --------         --------

            Total operating expenses ...........................        5,817            4,500
                                                                     --------         --------

            Operating loss .....................................       (2,826)          (1,857)

Interest income  ...............................................          220              168
Interest expense ...............................................          (48)             (57)
                                                                     --------         --------

            Loss before cumulative effect of
             accounting change .................................       (2,654)          (1,746)
Cumulative effect of accounting change .........................           --           (4,314)
                                                                     --------         --------

Net loss .......................................................     $ (2,654)        $ (6,060)
                                                                     ========         ========

Net loss per share:
  Basic and diluted net loss before cumulative
   effect of accounting change .................................     $  (0.03)        $  (0.02)
  Cumulative effect of accounting change .......................           --            (0.06)
                                                                     --------         --------
  Basic and diluted net loss ...................................     $  (0.03)        $  (0.08)
                                                                     ========         ========

Weighted average common shares outstanding .....................       76,244           71,630
                                                                     ========         ========

                The accompanying notes are an integral part of these statements.

                                   CYTOGEN CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (All amounts in thousands)
                                                (Unaudited)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              2001             2000
                                                                          -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................    $ (2,654)         $ (6,060)
                                                                           --------          --------
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization ..................................         302               221
       Imputed interest ...............................................         (22)              (14)
       Stock based compensation .......................................          96                 7
       Stock option grants ............................................          --               120
       Amortization of deferred revenue ...............................        (215)             (215)
       Cumulative effect of accounting change .........................          --             4,314
       Gain on sale of equipment ......................................          --              (149)
       Changes in assets and liabilites:
         Accounts receivable, net .....................................        (292)             (235)
         Inventories ..................................................        (114)              149
         Other assets .................................................         797              (453)
         Accounts payable and accrued liabilities .....................      (2,051)           (1,500)
         Other liabilities ............................................          39                38
                                                                           --------          --------

                  Total adjustments ...................................      (1,460)            2,283
                                                                           --------          --------

         Net cash used in operating activities ........................      (4,114)           (3,777)
                                                                           --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of equipment ...................................          --               148
Purchases of property and equipment ...................................         (95)             (103)
                                                                           --------          --------

         Net cash provided by (used in) investing activities ..........         (95)               45
                                                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ................................       6,536             3,535
Redemption of short-term investments ..................................          --             1,593
Payment of long-term liabilities ......................................         (49)              (10)
                                                                           --------          --------

         Net cash provided by financing activities ....................       6,487             5,118
                                                                           --------          --------

Net increase in cash and cash equivalents .............................       2,278             1,386

Cash and cash equivalents, beginning of period ........................      11,993            10,801
                                                                           --------          --------
Cash and cash equivalents, end of period ..............................    $ 14,271          $ 12,187
                                                                           ========          ========

                The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

         Cytogen Corporation ("Cytogen" or the "Company") is an established biopharmaceutical company with two principal lines of business, proteomics and oncology. We are extending our expertise in antibodies and molecular recognition to the development of new products and a proteomics-driven drug discovery platform. We have established a pipeline of product candidates based upon our proprietary antibody and our exclusively licensed prostate specific membrane antigen, or PSMA, technologies. We are also developing a proprietary protein pathway database as a drug discovery and development tool for the pharmaceutical and biotechnology industries.

         Our cancer management business currently is comprised of four marketed products, each of which has been approved by the United States Food and Drug Administration (the "FDA"): ProstaScint(R), a monoclonal antibody-based imaging agent used to image the extent and spread of prostate cancer; BrachySeed(TM), a second generation radioactive implant for the treatment of localized prostate cancer; OncoScint(R) CR/OV, another monoclonal antibody-based imaging agent used for the detection of colorectal and ovarian cancer; and Quadramet(R), a cancer therapeutic agent marketed for the relief of cancer-related bone pain. We are evolving our cancer pipeline by developing PSMA, which we exclusively licensed from Memorial Sloan-Kettering Cancer Center. PSMA is a unique membrane-bound antigen highly expressed in prostate cancer cells and in the neovasculature of a variety of other solid tumors, including breast, lung and colon. We are developing our PSMA technology as part of our approach to offering a full range of prostate cancer management products and services throughout the progression of the disease, including gene-based immunotherapy vaccines, antibody-delivered therapeutic compounds and novel assays for detection of primary and recurrent prostate cancer. We also plan to apply our PSMA technology, including therapeutics and in vitro diagnostics, toward other types of cancer based upon our experience in prostate cancer, although we cannot be certain such technology will be commercializable in such areas. Our in vivo immunotherapeutic development program is being conducted in collaboration with Progenics Pharmaceuticals, Inc.


Basis of Consolidation

      The consolidated financial statements include the accounts of Cytogen and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.


Basis of Presentation

      The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments which in the opinion of management are necessary to present fairly the financial condition and results of operations as

                      CYTOGEN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 2000. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.


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


Inventory

      The Company's inventory is primarily related to ProstaScint and OncoScint CR/OV. Inventory is stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                            March 31,       December 31,
                                              2001              2000
                                          ------------      ------------

      Raw materials.................        $482,000          $718,000
      Work-in process...............         428,000            59,000
      Finished goods................          87,000           106,000
                                            --------          --------
                                            $997,000          $883,000
                                            ========          ========

Revenue Recognition

      Effective January 1, 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of

                      CYTOGEN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)


$4.3 million or $0.06 per share, which reflects the deferral of an up-front license fee received from Berlex Laboratories, Inc., net of associated costs, related to the licensing of Quadramet recognized in October 1998 and a license fee for certain applications of PSMA to a joint venture formed by Cytogen and Progenics Pharmaceuticals Inc. recognized in June 1999. Previously, the Company had recognized up-front license fees when the Company had no obligations to return the fees under any circumstances. Under SAB 101 these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements.


2.  SALES OF CYTOGEN COMMON STOCK:

         Under the terms of a $70 million equity financing facility entered into between the Company and Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington"), beginning in October 2000 and extending over a 20 month period, Cytogen may, at its discretion, sell shares of its common stock to Acqua Wellington at a small discount to the market price. Such sale price is to be determined before each sale provided the Threshold Price, as defined in the Common Stock Purchase Agreement executed by the parties, for the Company's common stock is at least $4.00 per share. The equity financing facility is not subject to any minimum takedown requirements, nor did the Company pay any financing fees or other compensation in connection with this transaction.
Pursuant to this facility, in February 2001, the Company sold to Acqua Wellington 1,276,557 shares of its common stock at an aggregate price of $6.5 million or $5.092 per share.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


      The following discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Generally, forward looking statements can be identified by the use of phrases like "believe", "expect", "anticipate", "plan", "may", "will", "could", "estimate", "potential", "opportunity" and "project" and similar terms. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially, include, but are not limited to those identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 under the caption "Additional Factors That May Affect Future Results". Investors are cautioned not to put undue reliance on any forward looking statement.


Cautionary Statement

      In addition to the risks discussed under the caption referred to above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the Company's ability to access the capital markets in the near term and in the future for continued funding of existing projects and for the pursuit of new projects; (ii) the ability to attract and retain personnel needed for business operations and strategic plans;
(iii) the timing and results of clinical studies, and regulatory approvals; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the Partners in Excellence or PIE Program; (v) demonstration over time of the efficacy and safety of the Company's products; (vi) the degree of competition from existing or new products; (vii) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (viii) the ability of the Company to comply with applicable governmental regulations and changes thereto;
(ix) the profitability of its products; (x) the ability to attract, and the ultimate success of, strategic partnering arrangements, collaborations, and acquisition candidates; (xi) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (xii) the success of the Company in obtaining marketing approvals for its products in Canada and Europe; (xiii) the ability of the Company to protect its proprietary technology, trade secrets or know-how under the patent and other intellectual property laws of the United States and other countries; and (xiv) the ability of Advanced Magnetics Inc. to satisfy the conditions specified by the FDA regarding approval to market Combidex in the United States.

      The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and from time to time the Company's other filings with the Securities and Exchange Commission.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


Significant Events in 2001

      In the first quarter of 2001, the Company launched BrachySeed(TM), a second generation radioactive implant for treatment of localized prostate cancer, which was in-licensed by the Company from Draximage Inc. in December 2000. The Company is utilizing its existing oncology sales force to market BrachySeed. There can be no assurance, however, as to the market acceptance of the product or whether this product will significantly increase the revenues of the Company.

      AxCell Biosciences Corporation, a subsidiary of the Company, will be selling a database product called ProChart with its marketing partner InforMax, Inc. ProChart is a proprietary protein pathway database which measures protein domain-ligand interactions in a high-throughput manner. ProChart will be marketed by InforMax using its Protein-Protein Interaction module, a new addition to GenoMax(TM) enterprise software package. AxCell expects to launch its ProChart database product with is marketing partner, InforMax, in the second quarter of 2001. There can be no assurance, however, as to the timing of such launch, market acceptance of the product or whether this product will significantly increase the revenues for the Company.


Results of Operations

Three Months Ended March 31, 2001 and 2000

      Revenues. Total revenues for the first quarter of 2001 were $3.0 million compared to $2.6 million for the same period in 2000. The increase from the prior year period is due to higher product related revenues, partially offset by lower license and contract revenues. Product related revenues, which included product sales and royalties, accounted for 93% of total revenues in 2001, compared to 90% from the comparable period of 2000. License and contract revenues accounted for the remainder of revenues in such periods.

      Product related revenues for the first quarter of 2001 were $2.8 million compared to $2.4 million for the same period in 2000. ProstaScint accounted for 80% and 72% of product related revenues in the first quarters of 2001 and 2000, respectively, while Quadramet royalties accounted for 16% and 21% of product related revenues, respectively, for such periods. Sales of ProstaScint were approximately $2.2 million in the first quarter of 2001, $527,000 higher than the $1.7 million recorded in the first quarter of 2000. Beginning in July 2000, the Company assumed sole responsibility for selling and marketing ProstaScint from Bard Urological Division of the C.R. Bard Inc. ("Bard"), its former co-marketing partner. The Company took this step because it believed that a highly trained and dedicated internal sales force will be able to market its products most effectively and to build a marketing capability for BrachySeed and future products. The Company cannot be certain, however, as to the effect on sales of ProstaScint and the BrachySeed products as a result of this action.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Quadramet royalties for the first quarter of 2001 decreased slightly to $441,000 from $498,000 in the same period of 2000. This decrease was partially due to a temporary, weather related disruption in the supply of Quadramet from the manufacturer of the product during 2001, which has been resolved. Quadramet is currently marketed by the Company's marketing partner, Berlex Laboratories ("Berlex"). Although Cytogen believes that Berlex is an advantageous partner, there can be no assurance that Quadramet will achieve greater market acceptance on a timely basis or result in significant revenues for Cytogen.

      License and contract revenues for the first quarter of 2001 were $215,000 compared to $273,000 for the same period of 2000. As a result of the adoption of SAB 101 (see Note 1 to the Consolidated Financial Statements), such license and contract revenues for 2000 and 2001 include the recognition of $215,000 of deferred revenues from certain up-front, non-refundable license fees recognized in prior years.

      Operating Expenses. Total operating expenses for the first quarter of 2001 were $5.8 million compared to $4.5 million recorded in the same quarter of 2000. The increase from the prior year period is attributable primarily to the additional funding for the proteomics research program at AxCell, the expansion of Cytogen's in-house sales force to assume sole responsibility of marketing and sales of ProstaScint and costs associated with the 2001 launch of BrachySeed.

      Cost of product for the first quarter of 2001 were $1.2 million compared to $930,000 recorded in the same period of the prior year. The increase from the prior year period is due to increased manufacturing costs and increased product sales.

      Research and development expenses for the first quarter of 2001 were $1.7 million compared to $1.5 million recorded in the same period of 2000. The increase from the prior year period is due to increased funding for the proteomics program at AxCell. The Company anticipates that funding for AxCell will continue to increase over the remainder of this year.

      Selling and marketing expenses were $1.8 million for the first quarter of 2001 compared to $1.1 million in the same period of 2000. The current year expenses reflect the Company's efforts to expand its in-house sales force and the assumption of sole responsibility for the selling and marketing of ProstaScint from Bard and the launch costs associated with BrachySeed.

      General and administrative expenses for the first quarter 2001 were $1.2 million compared to $947,000 for the comparable period in 2000. The increase from the prior year period is due in part to stock based compensation for a key employee and professional fees.

      Interest Income/Expense. Interest income for the first quarter of 2001 was $220,000 compared to $168,000 recorded in the same period of 2000. The increase from the prior year period is due to a higher average cash balance during 2001. Interest expense for the first quarter of 2001 was $48,000 compared to $57,000 recorded in the same period of 2000. The interest expenses included finance charges related with various equipment leases.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Net Loss. Net loss for the first quarter of 2001 was $2.7 million compared to $6.1 million recorded in the same period of 2000. The net loss per share for the first quarter of 2001 was $0.03 based on average common shares outstanding of 76.2 million compared to a net loss per share of $0.08 based on average common shares outstanding of 71.6 million for the same period in 2000. The 2000 net loss included $4.3 million or $0.06 per share for the cumulative effect of accounting change as a result of the adoption of SAB 101 (see Note 1 to the Consolidated Financial Statements).


Liquidity and Capital Resources

      The Company's cash and cash equivalents were $14.3 million as of March 31, 2001, compared to $12.0 million as of December 31, 2000. The cash used for operating activities for the three months ended March 31, 2001 was $4.1 million compared to $3.8 million in the same period of 2000. The increase from the prior year period is due primarily to the increased funding for the proteomics program at AxCell, the Company's efforts to expand its in-house sales force, and expenses related to the 2001 launch of BrachySeed.

      Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from research services, fees received under license agreements and interest earned on cash and short-term investments.

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

      Under the terms of a $70 million equity financing facility entered into between the Company and Acqua Wellington, beginning in October 2000 and extending over a 20 month period, Cytogen may, at its discretion, sell shares of its common stock to Acqua Wellington at a small discount to the market price. Such sale price is to be determined before each sale provided the Threshold Price, as defined in the Common Stock Purchase Agreement executed by the parties, for the Company's common stock is at least $4.00 per share. The equity financing facility is not subject to any minimum takedown requirements, nor did the Company pay any financing fees or other compensation in connection with this transaction. Pursuant to this facility, in February 2001, the Company sold to Acqua Wellington 1,276,557 shares of its common stock at an aggregate price of $6.5 million or $5.092 per share.

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

      The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products and licensing arrangements. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. However, the Company believes that, if successful, such strategies may increase long-term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses, if ever. To fund these strategic and operating activities, the Company may sell equity or debt securities as market conditions permit or enter into credit facilities.

      The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales programs. The Company expects that its existing capital resources together with the Acqua Wellington equity line should be adequate to fund the Company's operations for the foreseeable future. The Company cannot be certain that it will not consume a significant amount of its currently available resources and reasonably expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further product development costs, product and technology acquisition costs, and working capital.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

PART II  -  OTHER INFORMATION


Item 5  -        Other Information
------

      On January 24, 2001, the Company announced the appointment of Mr. Kevin G. Lokay to its Board of Directors.

Item 6  -        Exhibits and Reports on Form 8-K

      (a) Exhibits:
           10.1 First Amendment to Lease dated as of March 16, 2001 between 826 Newtown Associates, L.P. and AxCell Biosciences Corporation


      (b) Reports on Form 8-K

                  During the three months ended March 31, 2001, the Company filed with the Securities and Exchange Commission one report on Form 8-K. Such Form 8-K dated February 5, 2001, reported on "Item 5. Other Events" that on February 5, 2001, the Company completed a first draw down from its $70 million equity financing facility with Acqua Wellington North American Equities Fund, Ltd., through the issuance of 1,276,557 shares of its Common Stock to Acqua Wellington for aggregate proceeds of $6,500,000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CYTOGEN CORPORATION





Date May 14, 2001                By /s/ H. Joseph Reiser
    -----------------              ---------------------------------------------
                                   H. Joseph Reiser
                                   President and Chief Executive Officer




Date May 14, 2001                By /s/ Lawrence R. Hoffman
    -----------------              ---------------------------------------------
                                   Lawrence R. Hoffman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)