Form 10-Q
period 2001-06-30
CYTOGEN CORP
filed 2001-08-13
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                  (Mark One)
                  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13
                       OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                       1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

                 |_|  TRANSITION REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                      1934

         For the transition period from           to
                                        --------     --------

                        Commission file number 000-14879



                               Cytogen Corporation
                               -------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                              22-2322400
--------------------------------                          ----------------------
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
                                              ---    ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                   Outstanding at August 1, 2001
----------------------------                       -----------------------------
Common Stock, $.01 par value                                 79,358,957

PART I  - FINANCIAL INFORMATION
-------------------------------
Item I - Consolidated Financial Statements

                                       CYTOGEN CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                   (All amounts in thousands, except share data)
                                                    (Unaudited)

                                                                         June 30,    December 31,
                                                                           2001          2000
                                                                        ----------   ------------
ASSETS:
Current Assets:
    Cash and cash equivalents .......................................   $  18,713     $  11,993
    Receivable on income tax benefit sold ...........................          --         1,625
    Accounts receivable, net ........................................       2,211         1,841
    Inventories .....................................................       1,862           883
    Other current assets ............................................         820           377
                                                                        ---------     ---------

       Total current assets .........................................      23,606        16,719

Property and Equipment, net .........................................       1,916         2,193

Other Assets ........................................................       1,857         1,504
                                                                        ---------     ---------

                                                                        $  27,379     $  20,416
                                                                        =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Current portion of long-term debt ...............................   $     104     $     151
    Accounts payable and accrued liabilities ........................       5,809         7,218
    Deferred revenue ................................................         835           859
                                                                        ---------     ---------

         Total current liabilities ..................................       6,748         8,228
                                                                        ---------     ---------

Long-Term Debt ......................................................       2,313         2,374
                                                                        ---------     ---------

Deferred Revenue ....................................................       2,191         2,596
                                                                        ---------     ---------

Stockholders' Equity:
    Preferred stock, $.01 par value, 5,400,000 shares authorized -
       Series C Junior Participating Preferred Stock, $.01 par value,
       200,000 shares authorized, none issued and outstanding .....            --            --
    Common stock, $.01 par value, 250,000,000 shares authorized,
       78,859,000 and 75,594,000 shares issued and outstanding
       at June 30, 2001 and December 31, 2000, respectively .........         789           756
    Additional paid-in capital ......................................     350,362       335,938
    Deferred compensation ...........................................        (704)         (895)
    Accumulated deficit .............................................    (334,320)     (328,581)
                                                                        ---------     ---------

       Total stockholders' equity ...................................      16,127         7,218
                                                                        ---------     ---------

                                                                        $  27,379     $  20,416
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

                                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (All amounts in thousands, except per share data)
                                                  (Unaudited)



                                                        Three Months                  Six Months
                                                       Ended June 30,               Ended June 30,
                                                    --------------------         --------------------
                                                      2001        2000             2001        2000
                                                    --------    --------         --------    --------
Revenues:
  Product related:
    ProstaScint .................................   $  1,769    $  1,492         $  3,991    $  3,187
    Others ......................................        213         130              326         307
                                                    --------    --------         --------    --------
          Total product sales ...................      1,982       1,622            4,317       3,494

    Quadramet royalties .........................        595         508            1,036       1,006
                                                    --------    --------         --------    --------
          Total product related .................      2,577       2,130            5,353       4,500

  License and contract ..........................        257         305              472         578
                                                    --------    --------         --------    --------

          Total revenues ........................      2,834       2,435            5,825       5,078
                                                    --------    --------         --------    --------

Operating Expenses:
  Cost of product ...............................        622         981            1,774       1,911
  Research and development ......................      2,483       1,540            4,222       3,032
  Selling and marketing .........................      1,577       1,323            3,331       2,453
  General and administrative ....................      1,349       1,107            2,522       2,055
                                                    --------    --------         --------    --------

          Total operating expenses ..............      6,031       4,951           11,849       9,451
                                                    --------    --------         --------    --------

          Operating loss ........................     (3,197)     (2,516)          (6,024)     (4,373)

Interest income .................................        156         195              377         363
Interest expense ................................        (44)        (52)             (92)       (109)
                                                    --------    --------         --------    --------

          Loss before cumulative effect of
           accounting change ....................     (3,085)     (2,373)          (5,739)     (4,119)
Cumulative effect of accounting change ..........         --          --               --      (4,314)
                                                    --------    --------         --------    --------

Net loss ........................................   $ (3,085)   $ (2,373)        $ (5,739)   $ (8,433)
                                                    ========    ========         ========    ========

Net loss per share:
  Basic and diluted net loss before cumulative
   effect of accounting change ..................   $  (0.04)   $  (0.03)        $  (0.07)   $  (0.06)
  Cumulative effect of accounting change ........         --          --               --       (0.06)
                                                    --------    --------         --------    --------
  Basic and diluted net loss ....................   $  (0.04)   $  (0.03)        $  (0.07)   $  (0.12)
                                                    ========    ========         ========    ========

Weighted average common shares outstanding ......     77,444      72,779           76,836      72,130
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

                                           CYTOGEN CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (All amounts in thousands)
                                                        (Unaudited)


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                               2001            2000
                                                                            ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................................   $ (5,739)       $ (8,433)
                                                                            --------        --------
Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization ...................................        580             472
        Imputed interest ................................................        (22)            (29)
        Stock based compensation ........................................        257             201
        Amortization of deferred revenue ................................       (430)           (430)
        Cumulative effect of accounting change ..........................         --           4,314
        Gain on sale of equipment .......................................         --            (148)
        Changes in assets and liabilites:
           Accounts receivable, net .....................................       (348)           (190)
           Inventories ..................................................       (979)           (125)
           Other assets .................................................        830            (818)
           Accounts payable and accrued liabilities .....................     (1,219)           (121)
           Other liabilities ............................................       --                77
                                                                            --------        --------

                    Total adjustments ...................................     (1,331)          3,203
                                                                            --------        --------

        Net cash used in operating activities ...........................     (7,070)         (5,230)
                                                                            --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of equipment .....................................         --             148
Purchases of property and equipment .....................................       (303)           (597)
                                                                            --------        --------

        Net cash used in investing activities ...........................       (303)           (449)
                                                                            --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock ......................................     14,201           3,759
Redemption of short-term investments ....................................         --           1,593
Payment of long-term liabilities ........................................       (108)            (11)
                                                                            --------        --------

            Net cash provided by financing activities ...................     14,093           5,341
                                                                            --------        --------

Net increase (decrease) in cash and cash equivalents ....................      6,720            (338)

Cash and cash equivalents, beginning of period ..........................     11,993          10,801
                                                                            --------        --------

Cash and cash equivalents, end of period ................................   $ 18,713        $ 10,463
                                                                            ========        ========

                The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

     Cytogen Corporation ("Cytogen" or the "Company") is a biopharmaceutical company with an established and growing product line in prostate cancer and other areas of oncology, and a leadership position in proteomics research designed to accelerate drug discovery and development. In oncology, FDA-approved products include ProstaScint(R) (a monoclonal antibody-based imaging agent used to image the extent and spread of prostate cancer); BrachySeed(TM) (a uniquely designed next-generation radioactive seed implant for the treatment of localized prostate cancer), Quadramet(R) (a therapeutic agent marketed for the relief of bone pain in prostate and other types of cancer), and OncoScint CR/OV(R) (a monoclonal antibody-based imaging agent for colorectal and ovarian cancer). Cytogen is evolving a pipeline of oncology product candidates by exploiting its prostate specific membrane antigen, or PSMA, technologies, which are exclusively licensed from Memorial Sloan-Kettering Cancer Center. In addition, Cytogen plans to use AxCell's proteomics technology to research and develop novel drug targets independently or via collaborative ventures.

     AxCell Biosciences, a subsidiary of Cytogen Corporation, is a leader in the effort to chart protein signaling pathways in the human proteome as a means of discovering new drug targets. In conjunction with InforMax, AxCell is developing a proprietary protein pathway database, ProChart(TM), as a discovery and development tool for subscribers in the pharmaceutical, biotechnology and agricultural industries. AxCell is also seeking to develop alliances for the development of custom protein pathway information utilizing its proprietary Genetic Diversity Library(TM), Cloning of Ligant Targets(TM), and affinity screening technologies.

Basis of Consolidation

     The consolidated financial statements include the accounts of Cytogen and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

     The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments, which in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

                               CYTOGEN CORPORATION
              NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Cont'd)


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


Inventories

     The  Company's   inventories  are  primarily  related  to  ProstaScint  and
OncoScint CR/OV. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                               June 30,            December 31,
                                                 2001                  2000
                                             -----------           ------------
        Raw materials.................        $1,370,000             $718,000
        Work-in process...............           135,000               59,000
        Finished goods................           357,000              106,000
                                              ----------            ---------
                                              $1,862,000             $883,000
                                              ==========             ========


Revenue Recognition

     Effective January 1, 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $4.3 million or $0.06 per share, which reflects the deferral of an up-front license fee received from Berlex Laboratories, Inc., net of associated costs, related to the licensing of Quadramet recognized in October 1998 and a license fee for certain

                               CYTOGEN CORPORATION
              NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Cont'd)



applications of PSMA to a joint venture formed by Cytogen and Progenics Pharmaceuticals Inc. recognized in June 1999. Previously, the Company had recognized up-front license fees when the Company had no obligations to return the fees under any circumstances. Under SAB 101, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements.


2.  SALES OF CYTOGEN COMMON STOCK:

     Under the terms of a $70 million equity financing facility (the "Equity Financing Facility") entered into between the Company and Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") in October 2000, Cytogen may, at its discretion, sell shares of its common stock to Acqua Wellington at a small discount to the market price. Pursuant to this Equity Financing Facility, in February 2001, the Company sold to Acqua Wellington 1,276,557 shares of its common stock at an aggregate price of $6.5 million or $5.092 per share.

     In June 2001, the Company entered into a Share Purchase Agreement (the "Agreement") with the State of Wisconsin Investment Board ("SWIB"), pursuant to which the Company sold 1,820,000 shares of Cytogen common stock to SWIB for an aggregate purchase price of $8.2 million, before transaction costs, or $4.50 per share. In connection with the Agreement, the Company discontinued the use of the Equity Financing Facility.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results Of Operations (Cont'd)


Significant Events in 2001

     In the first half of 2001, the Company launched the iodine version of BrachySeed(TM), a second generation radioactive implant for treatment of localized prostate cancer, which was in-licensed by the Company from Draximage, Inc. The Company expects to introduce, in the second half of 2001, the palladium version of BrachySeed, a uniquely designed next generation radioactive seed implant, which recently received marketing clearance from the U.S. Food and Drug Administration. The Company is utilizing its existing oncology sales force to market BrachySeed. There can be no assurance, however, as to the market acceptance of these products or whether these products will significantly increase the revenues of the Company.

     AxCell  Biosciences  Corporation,   a  subsidiary  of  the  Company,  began
marketing the ProChart database with its marketing partner InforMax, Inc. ProChart is a proprietary protein pathway database which measures protein domain-ligand interactions in a high-throughput manner. ProChart will be marketed by InforMax using its Protein-Protein Interaction module, a new addition to GenoMax(TM) enterprise software package. AxCell launched its ProChart database product with is marketing partner, InforMax, in the second quarter of 2001. There can be no assurance, however, as to the market acceptance of this product or whether this product will significantly increase the revenues for the Company.


Results of Operations

Three Months Ended June 30, 2001 and 2000

     Revenues. Total revenues for the second quarter of 2001 were $2.8 million compared to $2.4 million for the same period in 2000. The increase from the prior year period is due to higher product related revenues, partially offset by lower license and contract revenues. Product related revenues, which included product sales and royalties, accounted for 91% of total revenues in 2001, compared to 87% from the comparable period of 2000. License and contract revenues accounted for the remainder of revenues in such periods.

     Product related revenues for the second quarter of 2001 were $2.6 million compared to $2.1 million for the same period in 2000. Sales of ProstaScint accounted for 69% and 70% of product related revenues in the second quarters of 2001 and 2000, respectively, while Quadramet royalties accounted for 23% and 24% of product related revenues, respectively, for such periods. Sales of
ProstaScint were approximately $1.8 million in the second quarter of 2001, $277,000 higher than the $1.5 million recorded in the second quarter of 2000, due primarily to a price increase which became effective in January 2001 and secondarily, to an increase in sales volume. Beginning in July 2000, the Company assumed sole responsibility for selling and marketing ProstaScint from Bard Urological Division of the C.R. Bard Inc. ("Bard"), its former co-marketing partner. The Company took this step because it believed that a highly trained and dedicated internal sales force will be able to market its products most effectively and to build a marketing capability for BrachySeed and future products. The Company cannot be certain, however, as to the effect on sales of ProstaScint and the BrachySeed products as a result of this action.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Other revenues include sales of OncoScint CR/OV, which were $142,000 in the second quarter of 2001 compared to $130,000 in the same period of 2000. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Sales of BrachySeed have not been substantial to date, since the product is still in the initial launch phase.

     Quadramet royalties for the second quarter of 2001 increased to $595,000 from $508,000 in the same period of 2000. Quadramet is currently marketed by the Company's marketing partner, Berlex Laboratories ("Berlex"). Although Cytogen believes that Berlex is an advantageous partner, there can be no assurance that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for Cytogen.

     License and contract revenues for the second quarter of 2001 were $257,000 compared to $305,000 for the same period of 2000. As a result of the adoption of SAB 101 (see Note 1 to the Consolidated Financial Statements), license revenues for both 2000 and 2001 include the recognition of $215,000 of deferred revenues from certain up-front, non-refundable license fees previously recognized in prior years.

     Operating Expenses. Total operating expenses for the second quarter of 2001 were $6.0 million compared to $5.0 million recorded in the same quarter of 2000. The increase from the prior year period is attributable primarily to additional funding for the proteomics research program, costs associated with the development of new manufacturing and purification processes for the Company's currently marketed antibody products, the expansion of Cytogen's in-house sales force to assume sole responsibility of marketing and sales of the Company's products and the 2001 launch of BrachySeed. The increase is partially offset by lower cost of goods in the second quarter of 2001.

     Cost of product for the second quarter of 2001 was $622,000 compared to $981,000 recorded in the same period of the prior year. The decrease from the prior year period is due to favorable production yields resulting in lower manufacturing costs, partly offset by increased costs associated with higher sales.

     Research and development expenses for the second quarter of 2001 were $2.5 million compared to $1.5 million recorded in the same period of 2000. The increase from the prior year period is due to increased funding for the proteomics research program and to costs associated with the development of new manufacturing and purification processes to enable the Company to outsource the manufacturing of its currently marketed antibody products. During the second quarter of 2001, the Company invested $1.2 million in the proteomics research compared to $713,000 for the second quarter of 2000. The Company anticipates that funding for this research and the manufacturing process development will continue to increase over the remainder of this year.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Selling and marketing expenses were $1.6 million for the second quarter of 2001 compared to $1.3 million in the same period of 2000. The current year expenses reflect the Company's efforts to expand its in-house sales force and the assumption of sole responsibility for the selling and marketing of ProstaScint from Bard and the launch costs associated with BrachySeed.

     General and administrative expenses for the second quarter 2001 were $1.3 million compared to $1.1 million for the comparable period in 2000. The increase from the prior year period is due in part to stock based compensation for employees and professional fees.

     Interest Income/Expense. Interest income for the second quarter of 2001 was $156,000 compared to $195,000 recorded in the same period of 2000. The decrease from the prior year period is due to a lower average yield on investments for the periods in 2001. Interest expense for the second quarter of 2001 was $44,000 compared to $52,000 recorded in the same period of 2000. The interest expenses included finance charges related with various equipment leases.

     Net Loss. Net loss for the second quarter of 2001 was $3.1 million compared to $2.4 million recorded in the same period of 2000. The net loss per share for the first quarter of 2001 was $0.04 based on average common shares outstanding of 77.4 million compared to a net loss per share of $0.03 based on average common shares outstanding of 72.8 million for the same period in 2000.


Six months ended June 30, 2001 and 2000

     Revenues. Total revenues for the first half of 2001 and 2000 were $5.8 million and $5.1 million, respectively. The increase from the prior year period is due to higher product related revenues, partially offset by lower license and contract revenues. Product related revenues, which included product sales and royalties, accounted for 92% of total revenues in 2001 compared to 89% from the comparable period of 2000. License and contract revenues accounted for the remainder of revenues.

     Product related revenues for the first half of 2001 and 2000 were $5.4 million and $4.5 million, respectively. Sales of ProstaScint accounted for 75% and 71% of product related revenues in the first half of 2001 and 2000, respectively, while Quadramet royalties accounted for 19% and 22% of product related revenues, respectively. Sales of ProstaScint were $4.0 million in the first half of 2001 compared to $3.2 million in the same period of 2000, due primarily to a price increase which became effective in January 2001 and secondarily, to an increase in sales volume. Beginning in July 2000, the Company assumed sole responsibility for the selling and marketing of ProstaScint from Bard. Royalties from Quadramet were $1.0 million in each of the first half of 2001 and 2000. Quadramet royalties are based on net sales of Quadramet by Berlex.

     Other revenues include sales of OncoScint CR/OV which were $223,000 in 2001 compared to $307,000 in the same period of 2000. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Sales of BrachySeed have not been substantial to date, since the product is still in the initial launch phase.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     License and contract revenues for the first half of 2001 and 2000 were $472,000 and $578,000, respectively. As a result of the adoption of SAB 101 (see
Note 1 to the Consolidated Financial Statements), license revenues for both 2001 and 2000 include the recognition of $420,000 of deferred revenues from certain up-front non-refundable license fees previously recognized in prior years.

     Operating Expenses. Total operating expenses for the first half of 2001 were $11.8 million compared to $9.5 million recorded in the same quarter of 2000. The increase from the prior year period is attributable primarily to the additional funding for the proteomics research program, costs associated with the development of new manufacturing and purification processes for the Company's currently marketed antibody products, the expansion of Cytogen's in-house sales force to assume sole responsibility of marketing and sales of ProstaScint and the 2001 launch of BrachySeed.

     Cost of product for the first half of 2001 was $1.8 million compared to $1.9 million recorded in the same period of the prior year. The decrease from the prior year period is due to favorable production yield resulting in lower manufacturing costs, partly offset by increased costs associated with higher sales.

     Research and development expenses for the first half of 2001 were $4.2 million compared to $3.0 million recorded in the same period of 2000. The increase from the prior year period is due to increased funding for the proteomics research program and costs associated with the development of new manufacturing and purification processes to enable the Company to outsource manufacturing of its currently marketed antibody products to another contract manufacturer. During the first half of 2001, the Company invested $2.4 million in the proteomics research compared to $1.3 million for the same period of 2000. The Company anticipates that funding for this research and manufacturing process development will continue to increase over the remainder of this year.

     Selling and marketing expenses were $3.3 million for the first half of 2001 compared to $2.5 million in the same period of 2000. The current year expenses reflect the Company's efforts to expand its in-house sales force and the assumption of sole responsibility for the selling and marketing of ProstaScint from Bard and the launch costs associated with BrachySeed.

     General and administrative expenses for the first half of 2001 were $2.5 million compared to $2.1 million for the comparable period in 2000. The increase from the prior year period is due in part to stock based compensation for employees and professional fees.

     Interest Income/Expense. Interest income for the first half of 2001 was $377,000 compared to $363,000 recorded in the same period of 2000. The increase from the prior year period is due to a higher average cash balance during 2001, partly offset by a lower average yield on investments. Interest expense for the first half of 2001 was $92,000 compared to $109,000 recorded in the same period of 2000. The interest expenses included finance charges related with various equipment leases.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


     Net Loss. Net loss for the first half of 2001 was $5.7 million compared to $8.4 million recorded in the same period of 2000. The net loss per share for the first half of 2001 was $0.07 based on average common shares outstanding of 76.8 million compared to a net loss per share of $0.12 based on average common shares outstanding of 72.1 million for the same period in 2000. The 2000 net loss included $4.3 million or $0.06 per share for the cumulative effect of accounting change as a result of the adoption of SAB 101 (see Note 1 to the Consolidated Financial Statements).

Liquidity and Capital Resources

     The Company's cash and cash equivalents were $18.7 million as of June 30, 2001, compared to $12.0 million as of December 31, 2000. The cash used for operating activities for the six months ended June 30, 2001 was $7.1 million compared to $5.2 million in the same period of 2000. The increase from the prior year period is due primarily to the increased funding for the proteomics program at AxCell, the Company's efforts to expand its in-house sales force, the inventory build-up of the Company's anti-body products, the reduction in accounts payable and accrued liabilities and milestone payments related to the 2001 launch of BrachySeed.

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

     Under the terms of a $70 million equity financing facility (the "Equity Financing Facility") entered into between the Company and Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") the Company sold to Acqua Wellington 1,276,557 shares of its common stock in February 2001 at an aggregate price of $6.5 million or $5.092 per share.

     In June 2001, the Company entered into a Share Purchase Agreement (the "Agreement") with the State of Wisconsin Investment Board ("SWIB"), pursuant to which the Company sold 1,820,000 shares of Cytogen common stock to SWIB for an aggregate purchase price of $8.2 million before transaction costs or $4.50 per share. In connection with the Agreement, the Company discontinued the use of the Equity Financing Facility.

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

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales programs. The Company expects that its existing capital resources should be adequate to fund the Company's operations for the foreseeable future. The Company cannot be certain that it will not consume a significant amount of its currently available resources and reasonably expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further product development costs, product and technology acquisition costs, and working capital.

     The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, the costs associated with the acquisition of complementary products and technologies, progress in its product development efforts, the magnitude and scope of such efforts, progress with clinical trials, progress with regulatory affairs activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of its products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. There can be no assurance that the financial sources described above will be available when needed or at terms commercially acceptable to the Company. If adequate funds are not available, the Company may be required to delay, further scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

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

Item 4 -    Submission of Matters to the Vote of Security Holders

          On June 19, 2001, the Company held its annual meeting of stockholders to (i) elect seven directors; (ii) to consider and vote upon a proposal to amend the Company's 1999 Non-Employee Director Stock Option Plan (the "Director Plan") to: (a) increase the number of shares of common stock underlying automatic initial option grants under the Director Plan to new non-employee Directors from 10,000 to 20,000 shares; and (b) provide, in certain circumstances, at the discretion of and after formal action by the Board of Directors, for the issuance of common stock under the Director Plan to Directors, in lieu of the cash component of Director compensation; (iii) to consider and vote upon a proposal to amend the Company's Employee Stock Purchase Plan (the "ESPP") to: (a) decrease, from one year to six months, the term of service required to be eligible to participate therein; and (b) delete the requirement for stockholder approval of any modification of the ESPP with respect to eligibility for participation in the ESPP; and (iv) transact such other business as might be brought up before the meeting.

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

          (i)  Election of Directors:

                                                                 Against or                Broker
                   Nominee                          For           Withheld   Abstentions Non-Votes
                   -------                          ---          ----------  ----------- ---------
                   John E. Bagalay Jr.          69,199,289       1,689,592       N/A        N/A
                   Stephen K. Carter            70,294,440         594,441       N/A        N/A
                   James A. Grigsby             70,092,568         796,313       N/A        N/A
                   Robert F. Hendrickson        70,301,703         587,178       N/A        N/A
                   Kevin G. Lokay               70,320,129         568,752       N/A        N/A
                   S. Leslie Misrock            69,462,716       1,426,165       N/A        N/A
                   H. Joseph Reiser             65,873,699       5,015,182       N/A        N/A

          (ii) Proposal to amend the Director Plan to: (a) increase the number of shares of common stock underlying automatic initial option grants under the Director Plan to new non-employee Directors from 10,000 to 20,000 shares; and (b) provide, in certain circumstances, at the discretion of and after formal action by the Board of Directors, for the issuance of common stock under the Director Plan to Directors, in lieu of the cash component of Director compensation.

                                                                 Against or                Broker
                                                    For           Withheld   Abstentions Non-Votes
                                                    ---          ----------  ----------- ---------
                                                64,646,134       5,929,563     313,184      N/A


          (iii)Proposal to amend the ESPP to: (a) decrease, from one year to six months, the term of service required to be eligible to participate therein; and (b) delete the requirement for stockholder approval of any modification of the ESPP with respect to eligibility for participation in the ESPP.


                                                                 Against or                Broker
                                                    For           Withheld   Abstentions Non-Votes
                                                    ---          ----------  ----------- ---------
                                                68,616,728       1,948,291     323,862      N/A

Item 5 -    Other Information

            Change in Executive Officers
            ----------------------------

                    On  June  8,  2001,  the  Company   announced  that  William
               Goeckeler, Ph.D., was appointed as Vice President, Research and Development.

                    The  Company  also  announced  on June 8,  2001,  that Terry
               Novak,  the  Company's  Vice  President,   Sales  and  Marketing,
               resigned his position with the Company.

            Resignation of Director
            -----------------------

                    On July  18,  2001,  S.  Leslie  Misrock  resigned  from his position as a member of the Company's Board of Directors due to health reasons.


Item 6  -   Exhibits and Reports on Form 8-K

      (a) Exhibits:
           10.1- Share Purchase Agreement, dated June 18, 2001, by and between the Company and the State of Wisconsin Investment Board. Filed as an exhibit to the Company's Current Report on Form 8-K dated June 18, 2001 and incorporated herein by reference.

(b)      Reports on Form 8-K

                    During the three  months  ended June 30,  2001,  the Company filed with the Securities and Exchange Commission one Current Report on Form 8-K. Such Form 8-K dated June 18, 2001, reported on "Item 5. Other Events" that on June 18, 2001, the Company entered into a Share Purchase Agreement with the State of Wisconsin Investment Board relating to the issuance and sale of 1,820,000 shares of the Company's Common Stock for an aggregate purchase price of approximately $8.2 million.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CYTOGEN CORPORATION





Date August 13, 2001              By /s/ H. Joseph Reiser
     ------------------            --------------------------------------
                                    H. Joseph Reiser
                                    President and Chief Executive Officer




Date August 13, 2001              By /s/ Lawrence R. Hoffman
     ------------------            --------------------------------------
                                    Lawrence R. Hoffman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)