Form 10-Q
period 2001-09-30
CYTOGEN CORP
filed 2001-11-13
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                (Mark One)
                |X|  QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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
                                             ---    ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                 Outstanding at November 1, 2001
----------------------------                     -------------------------------
Common Stock, $.01 par value                                 79,386,800

PART I  - FINANCIAL INFORMATION
Item 1 - Consolidated Financial Statements



                                  CYTOGEN CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                              (All amounts in thousands, except share data)
                                               (Unaudited)

                                                                     September 30,     December 31,
                                                                         2001              2000
                                                                     ------------      ------------
ASSETS:

Current Assets:
    Cash and cash equivalents ......................................  $  14,548         $  11,993
    Receivable on income tax benefit sold ..........................          -             1,625
    Accounts receivable, net .......................................      2,198             1,841
    Inventories ....................................................      1,712               883
    Other current assets ...........................................        575               377
                                                                      ---------         ---------

       Total current assets ........................................     19,033            16,719

Property and Equipment, net ........................................      1,794             2,193

Other Assets .......................................................      1,855             1,504
                                                                      ---------         ---------

                                                                      $  22,682         $  20,416
                                                                      =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Current portion of long-term debt ..............................  $      89         $     151
    Accounts payable and accrued liabilities .......................      4,890             7,218
    Deferred revenue ...............................................        685               859
                                                                      ---------         ---------

       Total current liabilities ...................................      5,664             8,228
                                                                      ---------         ---------

Long-Term Debt .....................................................      2,336             2,374
                                                                      ---------         ---------

Deferred Revenue ...................................................      2,125             2,596
                                                                      ---------         ---------

Stockholders' Equity:
    Preferred stock, $.01 par value, 5,400,000 shares authorized -
      Series C Junior Participating Preferred Stock, $.01 par value,
      200,000 shares authorized, none issued and outstanding .......         -                 -
    Common stock, $.01 par value, 250,000,000 shares authorized,
      78,887,000 and 75,594,000 shares issued and outstanding
      at September 30, 2001 and December 31, 2000, respectively ....        789               756
    Additional paid-in capital .....................................    350,476           335,938
    Deferred compensation ..........................................       (608)             (895)
    Accumulated deficit ............................................   (338,100)         (328,581)
                                                                      ---------         ---------

       Total stockholders' equity ..................................     12,557             7,218
                                                                      ---------         ---------

                                                                      $  22,682         $  20,416
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

                                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (All amounts in thousands, except per share data)
                                                  (Unaudited)

                                                                         Three Months                 Nine Months
                                                                     Ended September 30,          Ended September 30,
                                                                    ---------------------        ---------------------
                                                                      2001         2000            2001         2000
                                                                    --------     --------        --------     --------
Revenues:
    Product related:
      ProstaScint ...............................................   $  1,679     $  1,849         $  5,670    $  5,036
      Others ....................................................        317          130              643         437
                                                                    --------     --------         --------    --------
             Total product sales ................................      1,996        1,979            6,313       5,473

      Quadramet royalties .......................................        579          523            1,615       1,529
                                                                    --------     --------         --------    --------
             Total product related ..............................      2,575        2,502            7,928       7,002

    License and contract ........................................        225          231              697         809
                                                                    --------     --------         --------    --------

             Total revenues .....................................      2,800        2,733            8,625       7,811
                                                                    --------     --------         --------    --------

Operating Expenses:
  Cost of product ...............................................      1,400        1,136            3,174       3,047
  Research and development ......................................      2,661        2,005            6,882       5,037
  Acquisition of marketing and technology rights ................          -       13,241                -      13,241
  Selling and marketing .........................................      1,489        1,242            4,820       3,695
  General and administrative ....................................      1,147        1,716            3,670       3,770
                                                                    --------     --------         --------    --------

             Total operating expenses ...........................      6,697       19,340           18,546      28,790
                                                                    --------     --------         --------    --------

             Operating loss .....................................     (3,897)     (16,607)          (9,921)    (20,979)

Interest income  ................................................        162          182              538         545
Interest expense ................................................        (44)         (24)            (136)       (133)
                                                                    --------     --------         --------    --------

             Loss before cumulative effect of
              accounting change .................................     (3,779)     (16,449)          (9,519)    (20,567)
Cumulative effect of accounting change ..........................          -            -                -      (4,314)
                                                                    --------     --------         --------    --------

Net loss ........................................................   $ (3,779)    $(16,449)        $ (9,519)   $(24,881)
                                                                    ========     ========         ========    ========
Net loss per share:
  Basic and diluted net loss before cumulative
   effect of accounting change ..............................      $  (0.05)     $  (0.22)        $  (0.12)   $  (0.28)
  Cumulative effect of accounting change ......................           -             -                -       (0.06)
                                                                   --------      --------         --------    --------
  Basic and diluted net loss ..................................    $  (0.05)     $  (0.22)        $  (0.12)   $  (0.34)
                                                                   ========      ========         ========    ========

Weighted average common shares outstanding ......................    78,866        73,632           77,446      72,660
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

                                CYTOGEN CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (All amounts in thousands)
                                             (Unaudited)

                                                             Nine Months Ended September 30,
                                                             -------------------------------
                                                                 2001               2000
                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................     $ (9,519)          $(24,881)
                                                               --------           --------
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization .....................          885                679
       Imputed interest ..................................          (32)               (66)
       Stock based compensation ..........................          480                284
       Amortization of deferred revenue ..................         (645)              (645)
       Cumulative effect of accounting change ............            -              4,314
       Acquisition of marketing and technology rights ....            -             13,079
       Gain on sale of equipment .........................            -               (148)
       Changes in assets and liabilites:
         Accounts receivable, net ........................        1,300               (169)
         Inventories .....................................         (829)                54
         Other assets ....................................          (49)               (91)
         Accounts payable and accrued liabilities ........       (2,138)              (495)
         Other liabilities ...............................            -                117
                                                               --------           --------

                  Total adjustments ......................       (1,028)            16,913
                                                               --------           --------

       Net cash used in operating activities .............      (10,547)            (7,968)
                                                               --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of product rights ...............................         (500)                 -
Purchase of property and equipment .......................         (486)              (751)
Net proceeds from sale of equipment ......................            -                148
Redemption of short-term investments .....................            -              1,593
                                                               --------           --------

       Net cash (used in) provided by investing activities         (986)               990
                                                               --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...................       14,188             10,411
Payment of long-term liabilities .........................         (100)               (56)
                                                               --------           --------

       Net cash provided by financing activities .........       14,088             10,355
                                                               --------           --------

Net increase in cash and cash equivalents ................        2,555              3,377

Cash and cash equivalents, beginning of period ...........       11,993             10,801
                                                               --------           --------

Cash and cash equivalents, end of period .................     $ 14,548           $ 14,178
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

         AxCell Biosciences, a subsidiary of Cytogen Corporation, is a pioneer in the effort to chart protein signaling pathways in the human proteome to accelerate the discovery of new drug targets and facilitate efficient pharmaceutical and biotechnology research and development. Through the systematic and industrialized application of proteomics, AxCell provides a growing portfolio of protein pathway solutions based on its proprietary Genetic Diversity Library(TM), Cloning of Ligand Targets(TM), and affinity screening technologies. In conjunction with InforMax, Inc., AxCell is developing a proprietary protein pathway database, called ProChart(TM), which is commercially available as a discovery and development tool for subscribers in the pharmaceutical, biotechnology and agricultural industries. AxCell is also seeking to develop alliances for the development of custom protein pathway information and intends to leverage its proteomic capabilities to identify novel drug targets for internal use.


Basis of Consolidation

      The consolidated financial statements include the accounts of Cytogen and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.


Basis of Presentation

      The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments, which in the opinion of management, are necessary to present fairly the financial condition and results of operations as

                               CYTOGEN CORPORATION
              NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Cont'd)


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


Inventories

      The Company's inventories are primarily related to ProstaScint and OncoScint CR/OV. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following:


                                       September 30,        December 31,
                                           2001                 2000
                                      --------------      --------------

  Raw materials.................        $1,383,000            $718,000
  Work-in process...............           135,000              59,000
  Finished goods................           194,000             106,000
                                        ----------           ---------
                                        $1,712,000            $883,000
                                        ==========            ========

Revenue Recognition

      Effective January 1, 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which, as applied to the Company, requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $4.3 million or $0.06 per share, which reflects the deferral of an up-front license fee received from Berlex Laboratories, Inc., net of associated costs, related to the licensing of Quadramet recognized in October

                               CYTOGEN CORPORATION
              NOTES TO CONSOLIDATED FINANCIALS STATEMENTS (Cont'd)


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


2.  DRAXIMAGE INC.:

         In December 2000, the Company entered into a Product Manufacturing and Supply Agreement with Draximage Inc. ("Draximage") to market and distribute BrachySeed(TM) implants for prostate cancer therapy in the U.S. Under the terms of the agreement, Draximage will supply radioactive iodine and palladium seeds to Cytogen in exchange for royalties on sales and certain milestone payments. Accordingly, Cytogen paid Draximage $500,000 upon the execution of the contract in 1999 and $500,000 upon the first sale of the Iodine-125 BrachySeeds in 2000. These payments have been recorded as other assets in the accompanying consolidated balance sheet and are being amortized over the ten year term of the Draximage agreement. In addition, pursuant to the agreement, Cytogen will pay Draximage $1.0 million upon the first sale of the Palladium-103 BrachySeeds. Other payments are due Draximage upon the achievement of certain other milestones. The Company launched the radioactive Iodine BrachySeed in the U.S. in February 2001.


3.  SALES OF CYTOGEN COMMON STOCK:

         Under the terms of a $70 million equity financing facility (the "Equity Financing Facility") entered into between the Company and Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") in October 2000, Cytogen could, at its discretion, sell shares of its common stock to Acqua Wellington at a small discount to the market price. Pursuant to this Equity Financing
Facility, in February 2001, the Company sold to Acqua Wellington 1,276,557 shares of its common stock at an aggregate price of $6.5 million or $5.092 per share. The Equity Financing Facility was terminated in June 2001.

         In June 2001, the Company entered into a Share Purchase Agreement (the "Agreement") with the State of Wisconsin Investment Board ("SWIB"), pursuant to which the Company sold 1,820,000 shares of Cytogen common stock to SWIB for an aggregate purchase price of $8.2 million, before transaction costs, or $4.50 per share. In connection with the Agreement, the Company was required to discontinue the use of the Equity Financing Facility and such agreement was terminated.

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


Cautionary Statement

      In addition to the risks discussed under the caption referred to above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the Company's ability to access the capital markets in the near term and in the future for continued funding of its operations including existing projects and for the pursuit of new projects; (ii) the ability to attract and retain personnel needed for business operations and strategic plans; (iii) the timing and results of clinical studies, and regulatory approvals; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the Partners in Excellence or PIE Program; (v) demonstration over time of the efficacy and safety of the Company's products; (vi) the degree of competition from existing or new products; (vii) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (viii) the ability of the Company to comply with applicable governmental regulations and changes thereto; (ix) the profitability of its products; (x) the ability to attract, and the ultimate success of, strategic partnering arrangements, collaborations, and acquisition candidates; (xi) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (xii) the success of the Company in obtaining marketing approvals for its products in Canada and Europe; (xiii) the ability of the Company to protect its proprietary technology, trade secrets or know-how under the patent and other intellectual property laws of the United States and other countries; and (xiv) the ability of Advanced Magnetics Inc. to satisfy the conditions specified by the FDA regarding approval to market Combidex in the United States.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


Significant Events in 2001

      In the first half of 2001, the Company launched the iodine version of BrachySeed(TM), a second generation radioactive implant for treatment of localized prostate cancer, which was in-licensed by the Company from Draximage Inc. The Company expects to introduce, during the fourth quarter of 2001, the palladium version of BrachySeed, a uniquely designed next generation radioactive seed implant, which recently received marketing clearance from the U.S. Food and Drug Administration. The Company is utilizing its existing oncology sales force to market BrachySeed. There can be no assurance, however, as to the market acceptance of these products or whether these products will significantly increase the revenues of the Company.

      AxCell Biosciences Corporation, a subsidiary of the Company, began marketing the ProChart database with its marketing partner InforMax, Inc. during the second quarter of 2001. ProChart is a proprietary protein pathway database which measures protein domain-ligand interactions in a high-throughput manner. ProChart is being marketed by InforMax using its Protein-Protein Interaction module, a new addition to its GenoMax(TM) enterprise software package. There can be no assurance, however, as to the market acceptance of this product or whether this product will significantly increase the revenues for the Company.


Results of Operations

Three Months Ended September 30, 2001 and 2000

      Revenues. Total revenues for the third quarter of 2001 were $2.8 million compared to $2.7 million for the same period in 2000. The increase from the prior year period is due to higher product related revenues. Product related revenues, which included product sales and royalties, accounted for 92% of total revenues in each of year 2000 and 2001. License and contract revenues accounted for the remainder of revenues in such periods.

      Product related revenues for the third quarter of 2001 were $2.6 million compared to $2.5 million for the same period in 2000. Sales of ProstaScint accounted for 65% and 74% of product related revenues in the third quarters of 2001 and 2000, respectively, while Quadramet royalties accounted for 22% and 21% of product related revenues, respectively, for such periods. Sales of ProstaScint were $1.7 million in the third quarter of 2001, which is slightly below the $1.8 million recorded in the third quarter of 2000. Beginning in July 2000, the Company assumed sole responsibility for selling and marketing ProstaScint from the Bard Urological Division of C.R. Bard Inc. ("Bard"), its former co-marketing partner. The Company took this step because it believed that a highly trained and dedicated internal sales force would be able to market its products most effectively and to build a marketing capability for future products. There can be no assurance, however, the Company's internal sales force will be able to significantly increase the sale of ProstaScint.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


      Other product revenues include sales of BrachySeed and OncoScint CR/OV. Sales of BrachySeed were $244,000 in the third quarter of 2001. Since the launch of BrachySeed in February 2001, the Company has increased its market penetration for the treatment of localized prostate cancer using its radioactive seed product. This has contributed to a positive sales trend and consistent quarter-over-quarter growth since the launch. The Company plans to launch the palladium version of BrachySeed in the fourth quarter of 2001. Sales of OncoScint were $73,000 in the third quarter of 2001 compared to $130,000 in the same period of 2000. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Accordingly, the Company is emphasizing marketing of OncoScint for the recurrent ovarian cancer setting. There can be no assurance, however, as to the market acceptance of the BrachySeed products or whether these new products along with a different strategy for OncoScint will significantly increase the revenues of the Company.

       Quadramet royalties for the third quarter of 2001 increased to $579,000 from $523,000 in the same period of 2000. Quadramet is currently marketed by the Company's marketing partner, Berlex Laboratories ("Berlex"). Although Cytogen believes that Berlex is an advantageous partner, there can be no assurance that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for Cytogen.

      License and contract revenues for the third quarter of 2001 were $225,000 compared to $231,000 for the same period of 2000. As a result of the adoption of SAB 101 (see Note 1 to the Consolidated Financial Statements), license revenues for both 2000 and 2001 include the recognition of $215,000 of deferred revenues from certain up-front, non-refundable license fees previously recognized in prior years.

      Operating Expenses. Total operating expenses for the third quarter of 2001 were $6.7 million compared to $19.3 million recorded in the same quarter of 2000. The decrease from the prior year period is attributable primarily to charges in 2000 for the acquisition of the marketing and technology rights to two product candidates (Combidex and Code 7228) in the amount of $13.2 million and costs associated with the termination of the Company's proposed merger with Advanced Magnetics Inc. The decrease during the current year is partially offset by costs associated with the development of new manufacturing and purification processes for ProstaScint, costs associated with the launch of BrachySeed and higher cost of goods.

      Cost of product for the third quarter of 2001 was $1.4 million compared to $1.1 million recorded in the same period of the prior year. The increase from the prior year period is primarily due to costs associated with the purchase of the BrachySeed product from Draximage Inc.

      Research and development expenses for the third quarter of 2001 were $2.7 million compared to $2.0 million recorded in the same period of 2000. The increase from the prior year period is due to increased funding for the proteomics research program and to costs associated with the development of new manufacturing and purification processes to enable the Company to outsource the manufacturing of ProstaScint. During the third quarter of 2001, the Company invested $1.2 million in its proteomics research compared to $924,000 for the

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


third quarter of 2000. The Company anticipates that funding for this research and the manufacturing process development will continue to at its current trend over the remainder of this year.

      Acquisition of marketing and technology rights of $13.2 million in the third quarter of 2000 represents a charge related to the acquisition of certain rights to product candidates Combidex and Code 7228 from Advanced Magnetics Inc., of which $13.1 million was non-cash.

      Selling and marketing expenses were $1.5 million for the third quarter of 2001 compared to $1.2 million in the same period of 2000. The current year expenses reflect the Company's efforts to expand its in-house sales force related to the selling and marketing of ProstaScint and BrachySeed.

      General and administrative expenses for the third quarter 2001 were $1.1 million compared to $1.7 million for the comparable period in 2000. The decrease from the prior year period is due primarily to legal expenses incurred relating to the termination of the Company's proposed merger with Advanced Magnetics Inc. and relocation expenses for certain key employees.

      Interest Income/Expense. Interest income for the third quarter of 2001 was $162,000 compared to $182,000 recorded in the same period of 2000. The decrease from the prior year period is due to a lower average yield on investments for the period in 2001. Interest expense for the third quarter of 2001 was $44,000 compared to $24,000 recorded in the same period of 2000. The interest expenses included finance charges related with various equipment leases.

      Net Loss. Net loss for the third quarter of 2001 was $3.8 million compared to $16.4 million recorded in the same period of 2000. The net loss per share for the third quarter of 2001 was $0.05 based on average common shares outstanding of 78.9 million compared to a net loss per share of $0.22 based on average common shares outstanding of 73.6 million for the same period in 2000. The 2000 net loss included a $13.2 million one-time charge for the acquisition of certain product rights to two product candidates as described above.


Nine months ended September 30, 2001 and 2000

      Revenues. Total revenues for the nine months ended September 30, 2001 and 2000 were $8.6 million and $7.8 million, respectively. The increase from the prior year period is due to higher product related revenues, partially offset by lower license and contract revenues. Product related revenues, which included product sales and royalties, accounted for 92% of total revenues in 2001 compared to 90% from the comparable period of 2000. License and contract revenues accounted for the remainder of revenues.

      Product related revenues for the nine months ended September 30, 2001 and 2000 were $7.9 million and $7.0 million, respectively. Sales of ProstaScint accounted for 72% of product related revenues for each of the nine months ended September 30, 2001 and 2000, respectively, while Quadramet royalties accounted for 20% and 22% of product related revenues, respectively. Sales of ProstaScint were $5.7 million in the nine months ended September 2001, compared to $5.0 million in the same period of 2000, due primarily to a price increase which

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


became effective in January 2001. Beginning in July 2000, the Company assumed sole responsibility for the selling and marketing of ProstaScint from Bard. Royalties from Quadramet were $1.6 million and $1.5 million in the nine months ended September 30, 2001 and 2000, respectively. Quadramet royalties are based on net sales of Quadramet by Berlex.

      Other revenues include sales of BrachSeed and OncoScint CR/OV. For the nine months ended September 30, 2001, sales of BrachySeed were $347,000. This product was launched in February 2001. The Company also plans to introduce to market the palladium version of BrachySeed in the fourth quarter of 2001. Sales of OncoScint during the nine months ended September 30, 2001 were $296,000 in 2001 compared to $437,000 in the same period of 2000. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Accordingly, the Company is emphasizing marketing of OncoScint for the recurrent ovarian cancer setting. There can be no assurance, however, as to the market acceptance of the BrachySeed products or whether these new products along with a different strategy for OncoScint will significantly increase the revenues of the Company.

      License and contract revenues for the nine months ended September 30, 2001 and 2000 were $697,000 and $809,000, respectively. As a result of the adoption of SAB 101 (see Note 1 to the Consolidated Financial Statements), license revenues for both 2001 and 2000 include the recognition of $645,000 of deferred revenues from certain up-front non-refundable license fees previously recognized in prior years.

      Operating Expenses. Total operating expenses for the nine months ended September 30, 2001 were $18.5 million compared to $28.8 million recorded in the same period of 2000. The current year operating expenses reflect costs associated with the proteomics research program, the development of new manufacturing and purification processes for ProstaScint, the expansion of Cytogen's in-house sales force to assume sole responsibility of marketing and sales of ProstaScint and the 2001 launch of BrachySeed. The decrease in operating expenses from the prior year period is attributable primarily to charges in 2000 for the acquisition of marketing and technology rights to two product candidates (Combidex and Code 7228) in the amount of $13.2 million and costs associated with the termination of the Company's proposed merger with Advanced Magnetics Inc. The decrease is partially offset by 2001 costs associated with the development of new manufacturing and purification processes for ProstaScint, the launch of BrachySeed and higher cost of goods.

      Cost of product for the nine months ended September 30, 2001 was $3.2 million compared to $3.0 million recorded in the same period of the prior year. The increase from the prior year period is due primarily to the 2001 costs associated with the purchase of BrachySeed.

      Research and development expenses for the nine months ended September 2001 were $6.9 million compared to $5.0 million recorded in the same period of 2000. The increase from the prior year period is due to increased funding for the proteomics research program and costs associated with the development of new manufacturing and purification processes to enable the Company to outsource the manufacturing of ProstaScint to another contract manufacturer. During the nine months ended September 30, 2001, the Company invested $3.6 million in the

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont'd)


proteomics research compared to $2.2 million for the same period of 2000. The Company anticipates that funding for this research and manufacturing process development will continue at its current trend for the remainder of this year.

      Acquisition of marketing and technology rights of $13.2 million in the third quarter of 2000 represents a charge related to the acquisition of certain rights to product candidates Combidex and Code 7228 from Advanced Magnetics, of which $13.1 million was non-cash.

      Selling and marketing expenses were $4.8 million for the nine months ended September 30, 2001 compared to $3.7 million in the same period of 2000. The current year expenses reflect the Company's efforts to expand its in-house sales force for the selling and marketing of ProstaScint and the launch costs associated with the BrachySeed.

      General and administrative expenses for the nine months ended September 30, 2001 were $3.7 million compared to $3.8 million for the comparable period in 2000. The decrease from the prior year period is due primarily to legal expenses incurred relating to the termination of the Company's proposed merger with Advanced Magnetics Inc. and relocation expenses for certain key employees, partly offset by higher costs in 2001 for stock based compensation and professional fees.

      Interest Income/Expense. Interest income for the nine months ended September 30, 2001 was $538,000 compared to $545,000 recorded in the same period of 2000. The decrease from the prior year period is due to a lower average yield on investments, partly offset by income resulting from a higher average cash balance during 2001. Interest expense for the nine months ended September 30, 2001 was $136,000 compared to $133,000 recorded in the same period of 2000. The interest expenses included finance charges related with various equipment leases.

      Net Loss. Net loss for the nine months ended September 30, 2001 was $9.5 million compared to $24.9 million recorded in the same period of 2000. The net loss per share for the nine months ended September 30, 2001 was $0.12 based on average common shares outstanding of 77.4 million compared to a net loss per share of $0.34 based on average common shares outstanding of 72.7 million for the same period in 2000. The 2000 net loss included a $13.2 million one-time charge for the acquisition of certain product rights to two product candidates as described above and $4.3 million or $0.06 per share for the cumulative effect of an accounting change as a result of the adoption of SAB 101 (see Note 1 to the Consolidated Financial Statements).


Liquidity and Capital Resources

      The Company's cash and cash equivalents were $14.5 million as of September 30, 2001, compared to $12.0 million as of December 31, 2000. The cash used for operating activities for the nine months ended September 30, 2001 was $10.5 million compared to $8.0 million in the same period of 2000. The increase from the prior year period is due primarily to the increased funding for the proteomics program at AxCell, the Company's expansion of its in-house sales force, the inventory build-up of the Company's antibody products, the reduction in accounts payable and accrued liabilities and milestone payments to Draximage Inc. related to the 2001 launch of BrachySeed.

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

      Under the terms of a $70 million equity financing facility (the "Equity Financing Facility") entered into between the Company and Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") the Company sold to Acqua Wellington 1,276,557 shares of its common stock in February 2001 at an aggregate price of $6.5 million or $5.092 per share. The Equity Financing Facility was terminated in June 2001.

      In June 2001, the Company entered into a Share Purchase Agreement (the "Agreement") with the State of Wisconsin Investment Board ("SWIB"), pursuant to which the Company sold 1,820,000 shares of Cytogen common stock to SWIB for an aggregate purchase price of $8.2 million before transaction costs or $4.50 per share. In connection with the Agreement, the Company was required to discontinue the use of the Equity Financing Facility and such arrangement was terminated.

      In October 2001, the Company filed a shelf Registration Statement on Form S-3 to register 10,000,000 shares of its common stock. Such Registration Statement was declared effective by the Securities and Exchange Commission in November 2001. The Company may issue such registered shares of common stock from time to time and may use the proceeds thereof for general corporate purposes, including, but not limited to, continued development and commercialization of its proteomics technologies, research and development of additional products and expansion of its sales and marketing capabilities.

      The Company's capital and operating requirements may change depending upon various factors, including: (i) whether the Company and its strategic partners achieve success in manufacturing, marketing and commercialization of its products; (ii) the amount of resources which the Company devotes to clinical evaluations and the expansion of marketing and sales capabilities; (iii) results of clinical trials and research and development activities; and (iv) competitive and technological developments, in particular, the Company expects to incur significant costs for the development of its proteomics and PSMA technologies.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


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

Item 5 -        Other Events

      In October 2001, the Company filed a shelf Registration Statement on Form S-3 to register 10,000,000 shares of its common stock. Such Registration Statement was declared effective by the Securities and Exchange Commission in November 2001. The Company may issue such registered shares of common stock from time to time and may use the proceeds thereof for general corporate purposes, including, but not limited to, continued development and commercialization of its proteomics technologies, research and development of additional products and expansion of its sales and marketing capabilities.

      In connection with the closing of the SWIB financing, the Company was obligated to adopt certain amendments to its Bylaws and option plans. Such amendments are attached hereto as exhibits.

      At the Annual Meeting of Shareholders, the Company obtained shareholder approval for certain amendments to the Employee Stock Purchase Plan and the 1999 Non-Employee Directors Plan. Such amendments are attached hereto as exhibits.


Item 6  -        Exhibits and Reports on Form 8-K

      (a) Exhibits:
            3.1  Amended Bylaws of Cytogen Corporation
           10.1  Amended and Restated 1995 Stock Option Plan
           10.2 Amended and Restated 1999 Stock Option Plan for Non-Employee Directors
           10.3  Amended Employee Stock Purchase Plan of Cytogen Corporation

       (b) Reports on Form 8-K:
                None

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CYTOGEN CORPORATION





Date November 13, 2001          By /s/ H. Joseph Reiser
    ----------------------         ---------------------------------------------
                                   H. Joseph Reiser
                                   President and Chief Executive Officer




Date November 13, 2001          By /s/ Lawrence R. Hoffman
    ----------------------         ---------------------------------------------
                                    Lawrence R. Hoffman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)