Form 10-K
period 2001-12-31
CYTOGEN CORP
filed 2002-03-28
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the fiscal year ended      December 31, 2001
                                              -----------------
                                       OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                        Commission File Number 000-14879

                               CYTOGEN CORPORATION
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                      22-2322400
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

600 College Road East, CN5308, Princeton New Jersey                 08540-5308
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

Registrant's telephone number, including area code (609) 750-8200
                                                   ------------------------
Securities registered pursuant to Section 12(b)of the Act: None
                                                           ----------------
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
    --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on March 1, 2002, based on $2.27 per share, the last reported sale price on the NASDAQ National Market on that date, was $187 million.

The number of shares of Common Stock, $.01 par value, of the registrant outstanding as of March 1, 2002 was 82,508,739 shares.

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                               TABLE OF CONTENTS

            Item                                                                              Page
            ----                                                                              ----
PART I      1.   Business....................................................................    1

            2.   Properties..................................................................   36

            3.   Legal Proceedings...........................................................   36

            4.   Submission of Matters to a Vote of Security Holders.........................   37

PART II     5.   Market for the Company's Common Equity and Related Stockholder Matters......   38

            6.   Selected Financial Data.....................................................   39

            7.   Management's Discussion and Analysis of Financial Condition and Results of
                     Operations..............................................................   41

            7A.  Quantitative and Qualitative Disclosures about Market Risk..................   48

            8.   Financial Statements and Supplementary Data.................................   48
            9.   Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure..............................................................   48
PART III    10.  Directors and Executive Officers of the Company.............................   49
            11.  Executive Compensation......................................................   49
            12.  Security Ownership of Certain Beneficial Owners and Management and Related
                     Stockholder Matters.....................................................   49
            13.  Certain Relationships and Related Transactions..............................   49
PART IV     14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............   50
EXHIBIT INDEX................................................................................   50
SIGNATURES...................................................................................   55
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................................   57

                                     PART I

Item 1.  Business

Business

Overview

Cytogen is an established biopharmaceutical company with a growing product line in prostate cancer and other areas of oncology, along with functional proteomics solutions and proprietary signal transduction pathway information through its AxCell Biosciences subsidiary. We are extending our expertise in antibodies and molecular recognition to the development of new products and a signal transduction-driven drug discovery platform. We have established a pipeline of product candidates based upon our proprietary antibody and our exclusively licensed prostate specific membrane antigen, or PSMA, technologies. We are also engaged in the research and development of novel biopharmaceutical products using our growing portfolio of functional proteomics solutions and collection of proprietary signal transduction pathway information.

Our  portfolio of prostate  cancer  products and  development  pipeline  reflect
Cytogen's reputation for bringing novelty and innovation to patients and physicians. FDA-approved products include ProstaScint(R) (a monoclonal antibody-based imaging agent used to image the extent and spread of prostate cancer); BrachySeed(TM) I-125 and Pd-103 (uniquely designed, next-generation radioactive seed implants for the treatment of localized prostate cancer); and Quadramet(R) (a therapeutic agent marketed for the relief of bone pain in prostate and other types of cancer).

In August 2000, we expanded our product pipeline by entering into marketing, license and supply agreements with Advanced Magnetics, Inc. for Combidex(R) and for Code 7228, which are investigational magnetic resonance imaging (MRI) contrast agents. We have exclusive U.S. rights to Combidex for the detection of lymph node metastases and exclusive U.S. rights to Code 7228 for oncology applications. Following a priority review, Combidex received an approvable letter from the U.S. Food and Drug Administration (FDA) in June 2000. Cytogen and Advanced Magnetics have established project teams to cooperate on the development of Combidex.

We  have   integrated   our  expertise  in  molecular   and  cellular   biology,
biochemistry, bioinformatics, pharmacology and clinical development to create two exciting and distinct technologies:

1) PROSTATE SPECIFIC MEMBRANE ANTIGEN

Prostate specific membrane antigen, or PSMA, is a cell-surface protein that is abundantly expressed on prostate cancer cells at all stages of disease, including advanced or metastatic disease. The PSMA gene was first discovered by scientists at Memorial Sloan-Kettering Cancer Center and is exclusively licensed to Cytogen. From this technology, we have put one product on the market (ProstaScint) and built a robust pipeline of products in development, of which one should enter Phase I clinical trials in 2002. These pipeline products are focused primarily on novel vaccine and antibody cancer therapy, initially in the area of prostsate cancer.

PSMA  is  also  present  at  high  levels  on the  newly  formed  blood  vessels
(neovasculature) needed for the growth and survival of many types of solid tumors. If PSMA-targeted therapies can destroy or prevent formation of these new blood vessels, the therapies may prove valuable in treating a broad range of cancers.

2) SIGNAL TRANSDUCTION INHIBITORS

Our AxCell Biosciences subsidiary is engaged in the research and development of novel biopharmaceutical products using its growing portfolio of functional proteomics solutions and collection of proprietary signal transduction pathway information. Through the systematic and industrialized measurement of protein-to-protein interactions, AxCell is assembling ProChart(TM), a proprietary database of signal transduction pathway information that is relevant in a number of therapeutically important classes of molecules including growth factors, receptors and other potential protein therapeutics or drug targets. In early 2001, scientists at AxCell were the first to successfully identify all of the known domain/ligand interactions in the known WW domain family, which is believed to play a role in the onset and progression of muscular dystrophy and Alzheimer's disease. Throughout 2001, AxCell identified approximately half of the domain/ligand interactions in the known SH3 and PDZ domain families and made continued progress in mapping the SH2 domain family. AxCell is expanding and accelerating its research activities to further elucidate the role of novel proteins and pathways in ProChart, through both external collaborations and internal data mining.

AxCell uses its proprietary technology as a tool to provide collaborators with vital information about signal transduction pathways that these collaborators are interested in targeting for drug discovery. We provide this information rapidly and efficiently, using the proprietary methods and systems that we developed to identify signal transduction inhibitors as drugs. We have successfully leveraged our technology through collaborations with Mount Sinai School of Medicine, National Cancer Institute, Kimmel Cancer Center at Thomas Jefferson University, and Pluvita Corporation. These collaborations increase our resources, improve our technological strength and establish valuable development relationships with commercial opportunities.

Signal transduction inhibitors may be marketed as drugs because the inhibitor, once it binds to the target protein, prevents the activation of a specific disease-causing pathway, resulting in a therapeutic benefit to the patient. We believe signal transduction inhibitors are also useful as a tool to understand a protein's function and its value as a drug target. Understanding the function of a protein helps prioritize targets for drug discovery. AxCell's map of domain and ligand interactions is an efficient technology to convert peptide sequence information into drugs. In addition, because signal transduction inhibitors are designed to bind specifically to a target, and as a result, do not inhibit unintended protein products, we believe signal transduction inhibitors are safer and more effective than traditional drugs. By using medicinal chemistry, we can design chemical mimetics to our peptide-based signal transduction inhibitors, which will support methods of dosing drugs that are more convenient for patients, including methods of oral delivery.

The Company was incorporated in Delaware on March 3, 1980 under the name Hybridex, Inc. and changed its name to Cytogen Corporation on April 1, 1980. Our executive offices are located at 600 College Road East, Princeton, New Jersey 08540 and our telephone number is 609-750-8200.

PROSTATE CANCER AND ONCOLOGY

Background

Approximately one in every six men will develop prostate cancer. It is the second leading cause of cancer death among men in the United States, exceeded only by lung cancer. The American Cancer Society estimates that nearly 200,000 new cases of prostate cancer will be diagnosed this year in the U.S., and that 31,500 men will die of the disease. Fundamentals of the prostate cancer segment of the oncology market that are particularly encouraging include:

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

     -    favorable pricing and reimbursement for oncology drugs; and

     - a highly concentrated population of urology healthcare professionals which we believe allows a smaller sales force to be effective.

Our marketed oncology products and pipeline are comprised of the following:

-----------------------------------------------------------------------------------------------------------------
        Product                  Indication                      Status                 Development/Marketing
        -------                  ----------                      ------                 ---------------------
-----------------------------------------------------------------------------------------------------------------

ProstaScint              Monoclonal antibody          Approved and marketed in      Cytogen (United States &
                         diagnostic imaging agent     the United States.            Canada)
                         for staging the spread of    Regulatory approval in
                         prostate cancer              Canada
----------------------------------------------------------------------------------------------------------------
BrachySeed(TM)           Treatment of localized       Iodine 125 approved and       Cytogen (United States)
                         tumors such as tumors of     marketed in the United
                         the neck, lung, pancreas,    States
                         breast, uterus and prostate

                                                      Palladium 103 approved  in
                                                      the United States and
                                                      marketing initiated in the
                                                      first half of 2002
----------------------------------------------------------------------------------------------------------------
OncoScint CR/OV          Monoclonal antibody          Approved for sale in eleven   Cytogen (United States and
                         diagnostic imaging agent     European countries, Canada    Canada)
                         for spread of colorectal     and the United States
                         and ovarian cancer
----------------------------------------------------------------------------------------------------------------
Quadramet                Relief of bone pain from     Approved in the United        Berlex (United States);
                         cancer spread to the bone    States and Canada             Cytogen (Canada)
                         from primary tumor
                         ---------------------------------------------------------------------------------------
                         Treatment of primary bone    Phase I results recently      Berlex (United States);
                         tumors.                      published                     Cytogen (Canada)
----------------------------------------------------------------------------------------------------------------
PSMA Development         In vivo immunotherapeutic    Pre-clinical development      Progenics/Cytogen LLC
                         product for cancer vaccine
                         utilizing gene and
                         protein-based therapy        Phase I clinical
                                                      development in 2002
                         ---------------------------------------------------------------------------------------
                         Prostate cancer              Pre-clinical development      Progenics/Cytogen LLC
                         antibody-based therapy
                         ---------------------------------------------------------------------------------------
                         In vitro diagnostic tests    Development of a trial assay  Cytogen to market or with
                         for prostate cancer                                        partner
                         --------------------------------------------------------------------------------------
                         Ex vivo dendritic cell       Phase III clinical trials     Northwest Biotherapeutics,
                         processing                                                 Inc.
----------------------------------------------------------------------------------------------------------------

Pipeline--PSMA technology

Prostate specific membrane antigen, or PSMA, is a transmembrane protein that can be used as an important marker associated with prostate cancer. PSMA has also been found to be present in new blood vessel formation associated with other major solid tumors. It is over expressed in primary prostate cancer, but it is expressed most highly in the more aggressive forms of prostate cancer, including those that do not express prostate specific antigen, or PSA, and those that do not respond to hormone therapy. Memorial Sloan-Kettering Cancer Center identified PSMA using a monoclonal antibody supplied by us. A patent entitled "Prostate Specific Membrane Antigen" was issued to Sloan-Kettering Institute for Cancer Research, an affiliate of Memorial Sloan-Kettering Cancer Center, and we have the exclusive worldwide license covering this technology. Subsequently, the antibody for PSMA was the basis of our FDA-approved ProstaScint imaging product. We believe that technology utilizing PSMA can yield novel products for the treatment and diagnosis of cancer because of the unique characteristics of this antigen.

In 1999, Cytogen entered into a joint venture with Progenics Pharmaceuticals, Inc. ("Progenics") to develop in vivo immunotherapeutic products utilizing PSMA. The first of these product candidates is a therapeutic prostate cancer vaccine utilizing the PSMA gene and a vector delivery system and the PSMA protein as a basis of immune stimulation. We are also developing through this venture an antibody-based immunotherapy for prostate cancer. We believe that these product candidates, if successfully developed, could play an important role in the treatment of prostate cancer. We believe there are significant unmet needs for treatment and monitoring of this disease. In addition, we intend to evaluate the utility of these therapies, as an anti-angiogenesis approach, in other cancers where PSMA is expressed in association with tumor neovasculative e.g., breast, colon, etc.

The joint venture is owned equally by Progenics Pharmaceuticals, Inc. and us. We have exclusively licensed to the joint venture certain immunotherapeutic applications of our PSMA patent rights and know-how. Progenics has funded the first $3 million of pre-clinical development costs of the program. Beginning in December 2001, we and Progenics are sharing costs of the program in excess of the initial $3 million for clinical development. We have certain North American marketing rights to products developed by the venture and a right of first negotiation with respect to marketing activities in any territory outside North America. We anticipate marketing any products developed upon approval by the FDA or requisite foreign regulatory bodies, as applicable. If approved, we anticipate marketing these products with our own sales force and will be reimbursed by the joint venture for these costs. We will split the net profit equally with Progenics on any products developed by the venture. In connection with the licensing of the PSMA technology to the joint venture, we received $2 million in payments, of which $1 million was received during 1999, $500,000 during 2000, and $500,000 during 2001. We have exclusively licensed in vivo immunotherapy rights to PSMA to this joint venture. During 2001, the joint venture entered into a worldwide exclusive licensing agreement with AlphaVax Human Vaccines, Inc. to use the AlphaVax Replicon Vector (ArV(TM)) system to create a therapeutic prostate cancer vaccine incorporating the PSMA antigen. Also in 2001, the joint venture entered into a collaboration with Abgenix, Inc. to use the company's XenoMouse(TM) technology for generating fully human antibodies to PSMA. As a result of such collaboration, the joint venture successfully created human monoclonal antibodies that target PSMA.

We licensed PSMA through our subsidiary, Prostagen, Inc., to Northwest Biotherapeutics, Inc., for development of in vitro dendritic cell based immunotherapy of prostate cancer. Prostagen also licensed exclusive PSMA manufacturing rights for immunotherapy to Northwest Clinicals, LLC, a corporation formed and co-owned by Northwest Biotherapeutics and Prostagen. In 2000, we executed a new sublicense agreement with Northwest Biotherapeutics Inc. clarifying their rights to make and use PSMA for ex vivo prostate cancer immunotherapy. The license agreement with Northwest Clinicals, LLC was terminated and the manufacturing rights thereunder returned to Cytogen except for those granted under the newly-executed license with respect to ex vivo immunotherapy. Last year we reported that we and Progenics had a dispute regarding the timely reacquisition of the PSMA manufacturing rights. We have reached a mutually satisfactory agreement with Progenics with respect to this matter.

We obtained exclusive, world-wide licenses from Molecular Staging, Inc. for technology to be used in developing in vitro diagnostic tests using both PSMA and PSA. Molecular Staging's Rolling Circle Amplification Technology is a novel, patented process that creates new diagnostic opportunities. Rolling Circle Amplification Technology is a highly sensitive, quantitative and efficient amplification method that allows the user to detect the presence of target molecules in a wide array of testing formats. It offers a practical method that allows solid phase recognition and detection of target molecules either directly, on a cell or on a biochip. Our initial goal is to deploy Molecular Staging's technology in a new diagnostic kit for managing prostate cancer based on detection of PSA and PSMA. We have established the proof of concept of using the RCAT technology in a PSA serving assay and are investigating the optional contribution of reagents (i.e. monoclonal antibody pairs) using a similar approach for PSMA. We also plan to deploy such assays for diagnosis of other tumors where PSMA is found in associated neovasculature.

Market potential

Diagnostic Screening Tests

The measurement of prostate specific antigen, or PSA, levels in the circulation is the only in vitro test approved for the monitoring of prostate cancer in the United States. The American Cancer Society, American College of Radiology and American Urologic Association have recommended PSA for use in screening of asymptomatic men, in combination with a digital rectal examination. However, in 1997, the American College of Physicians concluded that there was no evidence of benefit from routine screening using PSA and recommended against regular screening using this test. The American Urologic Association, which supports screening tests for eligible men over 50 years of age, claims that PSA and digital rectal examination screening increases the rate of early cancer diagnosis from 30% to 40% for those not screened to 70% to 85% for those screened with PSA. Even though a PSA test combined with a digital rectal exam increases the chances of detection, the method generates a high number of false positives that often lead to unnecessary biopsies. We believe new and more accurate tests based on PSA and PSMA may offer higher specificity and prognostic information in diagnosing primary and recurrent prostate cancer.

An estimated 23.8 million PSA tests were performed in 1998 yielding a market value of $286 million. It was expected that this market would reach nearly $400 million in 2001 according to the 1999 Medical Data International Report. Current estimates of the world-wide market are $400-600 million with approximately 60 million men being screened for PSA levels in the United States. In addition, over one million biopsies are performed annually in the United States to confirm the presence of prostate cancer following a screening. Furthermore, the correlation of PSA values and prostatic biopsy results has failed to achieve a level of predictability which avoids unnecessary biopsies.

A serum test for PSMA, representing a novel marker associated with more aggressive disease, may provide more relevant prognostic value and improve the accuracy of evaluating prostate cancer. We anticipate providing both tests together to help gain entrance to this important market.

Immunotherapy/Vaccines

We are developing, as part of our collaboration with Progenics, immunotherapeutics for treatment of prostate cancer. We believe immunotherapy is a particularly attractive alternative for the treatment of prostate cancer and for prevention of recurrent disease by eliminating metastases. Because PSMA has been identified as a unique antigen linked to prostate and other cancers, it may serve as an excellent immunotherapy target.

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

During an imaging procedure, the radiolabeled monoclonal antibody product is administered intravenously into the patient. The antibody travels through the bloodstream and binds to specific antigens expressed by the tumors being studied. The radioactivity from the isotope that has been attached to the antibody can be detected from outside the body by a gamma camera. Gamma cameras are universally found in all nuclear medicine departments. The image captured by the camera identifies the existence, location and extent of the radiolabeled pharmaceutical thus identifying the sites of tumor. Based on clinical studies conducted to date by physicians on our behalf, the imaging agents may provide new and useful information not available from other diagnostic modalities regarding the existence, location and extent of a specific disease throughout the body. We believe that this information has the potential to affect the way physicians manage their patients' individual treatments.

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

We also believe that ProstaScint may be useful for imaging the extent of prostate cancer within the prostate gland. ProstaScint guided therapy may be useful to help guide specific treatments such as prostate brachytherapy or highly targeted external beam radiation. Brachytherapy is a treatment which implants radiation sources into the site of the tumor; while external beam radiation utilizes a beam of radiation directed at the cancer from a source outside the body. We estimate that approximately half of newly diagnosed prostate cancer patients will undergo a form of radiation treatment. The current generation of imaging technologies enables physicians to view ProstaScint scans incorporated with conventional imaging modalities. We believe these technologies will create greater acceptance of ProstaScint. We are unaware of any other agents approved for the imaging and diagnosis of prostate cancer.

OncoScint CR/OV

OncoScint CR/OV is approved by the FDA for sale in the United States with other appropriate, commercially available diagnostic tests, to locate malignancies outside the liver in patients with known colorectal or ovarian cancer. OncoScint CR/OV is also approved for sale in eleven European countries and Canada. However, this product has not received wide market acceptance by physicians for patients with these conditions. We market OncoScint CR/OV in the United States directly through our own sales force. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography, or "PET", scans. The sensitivity of the PET scan in colon cancer appears to be similar or higher than the OncoScint CR/OV scan. Consequently, we are de-emphasizing the marketing of OncoScint CR/OV.

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

According to American Cancer Society and National Cancer Institute statistics, about half of all people with cancer (other than skin cancer) will have bone metastasis at some point in the course of their disease. Bone metastasis is one of the most frequent causes of pain in people with cancer. We believe that over 200,000 patients each year will suffer from bone pain that is severe enough to require intervention. Based on this information, we believe that the potential market for Quadramet is approximately $50 - $80 million in the United States based on 20% of this patient population.

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

A Phase I/II clinical study not sponsored by us was carried out by the Mayo Clinic to investigate the use of high doses of Quadrament for the treatment of primary bone tumors. The results of that study have recently been published in the peer-reviewed literature and suggested that Quadramet may have a beneficial role in this treatment.

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

While brachytherapy has been available since the 1970s, it has only started to gain prominence and greater acceptance within recent years, coinciding with the development of advanced technologies to aid seed placement. Brachytherapy is the fastest growing treatment for localized prostate cancer and offers a number of potential benefits compared to alternative treatments such as prostatectomy, including rapid patient recovery, lower costs and reduced incidence of complications such as impotency and incontinence. Given this improved side-effect profile, the market for brachytherapy seeds has grown substantially over the last three years. According to the 1999 Medical Data International Report, by 2003, it is estimated that approximately half of all newly diagnosed prostate cancer patients will opt for brachytherapy, while radical prostatectomies will be performed on less than 15% of patients. Independent estimates place the current brachytherapy market at $220 million in the United States and growing by approximately $100-200 million in three to four years.

During 2001, we introduced the iodine version of the BrachySeed product and we are currently seeking to grow our market position in this segment of the brachytherapy market. We are preparing to launch a palladium version of BrachySeed during the first half of 2002. Following the palladium launch, we will be among a select group of companies offering both an iodine and palladium version of the brachytherapy product.

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

During 2000, we terminated our co-marketing arrangement with the Bard Urological Division of CR Bard Company, Inc. ("Bard"). Historically, ProstaScint has been marketed under a co-marketing arrangement with the urological division of Bard, a marketer of a broad range of urology products. In 1999, we reached an agreement with Bard to phase out the co-marketing agreement so that we could undertake direct marketing responsibility for the product. We took this step because of our view that a highly trained and dedicated internal sales force will be able to market our high technology products most effectively and to build a marketing capability for possible future products. The transition was completed by mid-year 2000.

ProstaScint is a technique-dependent product that requires a high degree of proficiency in nuclear imaging technology in order to interpret the scan. We have established a network of accredited nuclear medicine imaging centers through our PIE, or Partners In Excellence Program. Each PIE site receives rigorous training, undergoes proficiency testing and is subject to ongoing quality assurance protocols. As of December 31, 2001, there were over 350 PIE sites, including a majority of the National Cancer Institute-designated Comprehensive Cancer Centers. ProstaScint may only be used at PIE sites. We plan to add PIE sites on a selective basis in order to ensure that new sites are adequately qualified and committed to a minimum number of scans for maintaining a high level of competence. At the present time, we bear partial expense of the qualification of each site.

In 1999, we reacquired rights to our ProstaScint and OncoScint CR/OV products in Canada, which were to be marketed by Faulding (Canada), Inc. We did not pay for the return of these rights. OncoScint CR/OV is approved by the Canadian Health Care Branch and ProstaScint was approved for sale in Canada in March of 2002. We believe these products will be marketed to major cancer centers in Canada and will not require a significant level of resources. However, we cannot be certain that these products will be reimbursable under the Canadian health care system or reimbursed on favorable economic terms, or that they will be accepted by physicians.

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

During the first year of launch, Quadramet was marketed principally to the nuclear medicine community, which administers the treatment to patients. However, the treatment is more typically prescribed by care giving physicians, including medical oncologists, radiation oncologists and urologists. We believe that successful commercialization of Quadramet will depend upon marketing to these referring physicians.

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

Strategic Alliances and License Agreements

Our strategy is to use alliances with other companies to increase our financial resources, reduce risk and retain an appropriate level of ownership of products currently in development. In addition, through alliances with other pharmaceutical and biotechnology companies, we may obtain funding, expand existing programs, learn of new technologies, and gain additional expertise in developing and marketing products.

Abgenix, Inc.

During 2001, the PSMA development Company LLC, a joint venture between us and Progenics Pharmaceuticals, Inc. entered into an Agreement with Abgenix, Inc. regarding the development of fully human antibodies to PSMA using Abgenix's XenoMouse(TM) technology.

Advanced Magnetics, Inc.

In August 2000, Cytogen and Advanced Magnetics, Inc. mutually terminated a previously negotiated agreement pursuant to which Cytogen was to acquire Advanced Magnetics. Instead, the two companies entered into marketing, licensing and supply agreements (the "AVM Agreements"). Under the AVM Agreements, the Company acquired exclusive United States rights to two product candidates, Combidex and imaging agent Code 7228 for oncology applications. Combidex, a MRI contrast agent for the detection of lymph node metastases, received an approvable letter in June 2000 subject to certain conditions by the FDA, following a priority review. Code 7228 is being developed for oncology and magnetic resonance angiography applications and is expected to enter Phase II clinical development during this year. The Company has rights to Code 7228 for oncology applications only.

Under the terms of our License and Marketing Agreement with Advanced Magnetics, we issued to Advanced Magnetics, 2,000,000 shares of common stock. Of such 2,000,000 shares, 500,000 are being held in escrow pending the achievement of certain milestones relating to Combidex and Code 7228. The remaining 1,500,000 shares were transferred to Advanced Magnetics, subject to certain restrictions, with such restrictions expiring at a rate of 300,000 shares per month, each month after the effective date of the agreement.

The License and Marketing Agreement will continue until August 25, 2010, and shall thereafter automatically renew for successive five year renewal periods, unless notice of non-renewal or termination is given by us or Advanced Magnetics 90 days prior to the commencement of any renewal period, and unless and until terminated pursuant to the terms thereof.

There can be no assurance that Advanced Magnetics will receive FDA approval to market Combidex or Code 7228 in the United States.

AlphaVax

In 2001, the PSMA Development Company, LLC entered into a development and license agreement with AlphaVax to utilize their proprietary viral vector technology to deliver the PSMA gene systemically. This agreement contains both milestone and royalty payments. We believe that this technology, if successfully deployed, may have important advantages in targeting immune stimulating cells in vivo which impact on the progression of cancer.

Berlex Laboratories, Inc.

In October 1998, we entered into a License Agreement with Berlex Laboratories, Inc. regarding the marketing of Quadramet, a radiopharmaceutical product used to provide pain relief from cancer spreading to the bone. As consideration for the rights granted, Berlex Laboratories agreed to pay Cytogen royalties based on net sales, as defined in the Agreement.

This Agreement will expire twenty years from the date of execution or on the date of expiration of the last to expire, licensed patent, whichever is later.

Draxis Health, Inc.

In December 2000, we entered into a Product Manufacturing and Supply Agreement and a License and Distribution Agreement with Draxis to, among other things, market and distribute BrachySeed implants for prostate cancer therapy in the United States. Under the agreement, Draxis will supply radioactive iodine and palladium seeds to us in exchange for royalties on sales and certain milestone payments. The FDA granted marketing approval for BrachySeed in September 2000. We launched the radioactive iodine BrachySeed in the United States in February 2001. We expect to begin selling the palladium version of BrachySeed in the United States during the first half of 2002. We cannot be certain, however, of the market acceptance of these products or whether these products will significantly increase our revenues.

We agreed to pay Draxis an aggregate of $2,000,000 in milestone payments, as follows: (i) $500,000 upon the execution of the License and Distribution and the product manufacturing and supply agreement, (ii) $500,000 upon the first sale, as defined therein, of iodine BrachySeed from Draxis to Cytogen, and
(iii)$1,000,000 upon the first sale, as defined therein, of palladium BrachySeed from Draxis to Cytogen. We have paid the first two milestone payments. The License and Distribution Agreement will expire on December 31, 2010, unless earlier terminated pursuant to the provisions thereof.

The Product Manufacturing and Supply Agreement, pursuant to which Draxis has agreed to manufacture and supply iodine and palladium BrachySeed to us, will terminate on December 31, 2010. We are currently negotiating a new manufacturing and supply agreement with Draxis. In the interim both parties are operating under the terms of the existing agreement.

Elan Corporation, plc

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

Molecular Staging, Inc.

We obtained an exclusive, world-wide license from privately held Molecular Staging, Inc. for technology to be used in developing in vitro diagnostic tests utilizing PSMA and PSA. We anticipate initiating a clinical trial of the PSA assay and determining proof of concept for the PSMA test during 2003.

Northwest Biotherapeutics, Inc.

We licensed PSMA through our subsidiary, Prostagen, Inc., to Northwest Biotherapeutics, Inc., for development of in vitro dendritic cell processing immunotherapy to prostate cancer. Prostagen also licensed exclusive PSMA manufacturing rights for immunotherapy to Northwest Clinicals, LLC, a corporation formed and co-owned by Northwest Biotherapeutics and Prostagen. In 2000, we executed a new sublicense agreement with Northwest Biotherapeutics Inc. clarifying their rights to make and use PSMA for ex vivo prostate cancer immunotherapy. The license agreement with Northwest Clinicals, LLC was terminated and the manufacturing rights thereunder returned to Cytogen except for those granted under the newly-executed license with respect to ex vivo immunotherapy.

Progenics Pharmaceuticals, Inc.

In 1999, we entered into a joint venture with Progenics Pharmaceuticals, Inc. to develop products utilizing our PSMA technology. The first of these products, currently under development, is a therapeutic prostate cancer vaccine utilizing a PSMA protein/adjuvant approach. Our current plans are that this approach, if successful in pre-clinical development, should proceed to human clinical trials in 2002. We are also developing through this venture antibody based immunotherapy for prostate cancer. We believe that these drugs, if successfully developed, could play an important role in the treatment or prevention of advanced prostate cancer and other cancers where PSMA is expressed (e.g. breast, colon, etc.).

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

SIGNAL TRANSDUCTION INHIBITORS

Background

The last decade of research has led to an increased understanding of how cells communicate with each other to coordinate the growth and maintenance of the multitude of tissues within the human body. A key element of this communication network is the transmission of a signal from the exterior of a cell to its interior, resulting in the activation of specific intracellular processes. Many such signaling pathways culminate in the nucleus, which results in the activation or suppression of specific genes. This process is called signal transduction. An integral part of signal transduction is the interaction of ligands, receptors and intracellular signal transduction molecules ("downstream signaling molecules").

In general terms, chemical messengers may be released by one cell to communicate with a target cell by binding to specific receptors on the target cell's surface. A receptor generally takes the form of a protein that straddles a cell's membrane, with its "ligand-binding domain" protruding out of the cell and its "intracellular domain" anchored inside the cell. When a ligand binds to its receptor, the newly formed receptor/ligand complex triggers the activation of a cascade of downstream signaling molecules, thereby transmitting the message from the exterior of the cell to its interior. The intracellular response may take the form of various structural or biochemical alterations facilitating a specific response to the extracellular message. If the intracellular signal propagates to the nucleus, it dictates the activation or suppression of specific genes, resulting in the production of proteins that carry out a specific biological response. Depending on the specific ligand, receptor and downstream signaling molecules, the resulting signalling cascade controls diverse and distinct cellular processes. For example, metabolic changes can be effected by a ligand such as insulin, which, after binding to the insulin receptor, activates a specific set of downstream signaling molecules within the cell, ultimately leading to the regulation of glucose uptake and other insulin-associated functions.

Functional proteomics has proven to be an effective drug-discovery platform and mapping key signaling molecules in biochemical pathways will be central to future drug discovery efforts. Because of their link to disease, most major pharmaceutical and biotechnology companies have active drug discovery programs based on understanding signal transduction pathways.

The application of functional proteomics in signal transduction-based target identification and validation is an important area of research and development at present. Various genomic and proteomic approaches are contributing toward mapping signal transduction and linking it to disease, and this platform promises to have a very significant future in drug discovery.

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

In an effort to overcome some of the difficulties associated with traditional drug discovery, some scientists have turned to genomics as a means of better understanding the roots of disease. These scientists believe that a comprehensive knowledge of an organism's genetic makeup may lead to more efficient drug discovery. While useful, DNA sequence analysis alone does not lead efficiently to new target identification, because one cannot easily infer the functions of gene products, or proteins, and protein pathways from DNA sequence.

Functional proteomic technologies offer significant opportunities to improve the drug discovery process. By focusing on protein activity levels, or expression levels, researchers are able to learn more about the role proteins play in causing and treating disease. Functional proteomics also aids in deciphering the mechanisms of disease and increasing both the opportunity to develop drugs with reduced side effects and an increased probability of clinical trial success. We believe functional proteomics has the potential to increase substantially the number of drug targets and thereby the number of novel new drugs.

                     DRUG DISCOVERY AND DEVELOPMENT PROCESS

Early Discovery..........   Compound Discovery and Development..................

                                                                Lead      Pre-
    Target       Target       Screen     Primary  Secondary   Compound  clinical
Identification Validation   Development Screening Screening Optimization Studies


               OUR TECHNOLOGY IS AIMED AT ACCELERATING FOUR STEPS
                 IN THE DRUG DISCOVERY AND DEVELOPMENT PROCESS.

We believe that target identification, validation and optimization may be facilitated by the use of AxCell's proprietary signal transduction pathway information and functional proteomics tools. We anticipate that this technology platform will allow identification of disease-related alterations in protein pathways by comparing protein pathways in cells and tissues associated with a disease model with pathways in normal tissue. We believe that this technology will also enable researchers to more efficiently identify potential drug targets.

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

Our technology

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

Proprietary algorithm development

Through the use of our platform technologies described above and the data generated with them, we plan to develop proprietary modeling and characterization algorithms. In addition, we believe that ProChart contains comprehensive protein interaction and pathway data that we believe will allow the modeling and characterization of ligands using connections to the corresponding domains. We also plan to develop pathway models using the data in ProChart. AxCell's ProChart database content and functional proteomics tools are available on a non-exclusive basis to biotechnology, pharmaceutical and academic researchers. AxCell is expanding and accelerating its research activities to further elucidate the role of novel proteins and pathways in ProChart, through both external collaborations and internal data mining.

Our products, technologies and services

ProChart

ProChart is a proprietary database of signal transduction pathway information, created using AxCell's patented, high-throughput technology, which differs from the most widely used method for identifying protein interactions, such as yeast two-hybrid. Using data contained in ProChart, researchers may be better able to design drugs that target pathways related to a specific disease while avoiding those pathways associated with unwanted side effects. ProChart allows drug discovery researchers to evaluate a large number of targets and select a logical subset for experimentation. ProChart became commercially available in June 2001, although subscriptions to the database have been limited to one customer that entered into a three-year, non-exclusive agreement and that will commence a research program with AxCell. To date, we have not generated any revenues from ProChart.

Genetic Diversity Library (GDL(TM))

AxCell identifies domain-ligand interactions through the use of patented M13 phage libraries. Although GDL is specifically patented, AxCell maintains a license from Dyax Corporation for the general technique of phage display technology conducted in M13 bacteriophage. The difference between AxCell's GDL libraries and phage display library technology as applied by others is based on the unusually large inserts in the GDL libraries. While AxCell expresses the usual linear and cyclic oligopeptides, the Company has also created libraries containing inserts of 38- and 45mer linear and cyclic peptides. These longer inserts allow AxCell to study phenomena that depend on longer peptide sequences and the folded structures they can assume.

Cloning of Ligand Targets (CLT(TM))

AxCell uses ligands in GDL and others identified using bioinformatics as probes to find other proteins that contain a domain, which exhibits binding affinity to the ligands. Using cloned DNA (cDNA) libraries, the CLT process identifies the complete family of domains that interacts with a set of ligands. CLT exploits the cross-reactive binding inherent in domain-ligand interactions to systematically identify novel domains. The expression and purification system to create protein domains at AxCell is the Glutathione-S-Transferase (GST) Gene Fusion System in E. coli. Occasionally, other expression and purification systems like Hexa-His or Maltose gene fusion systems are used. Domains range from about 30-120 amino acids in length. When fused with GST for expression they are about 22-40kDa in size.

Affinity Screens

Once ligands and domains are identified, synthesized and cloned, they are screened using a high throughput screening (HTS) assay based on technology similar to ELISA. In it, domains are adsorbed to microplates, and subsequent binding of peptide ligands is detected by means of the N-terminal biotin included in the peptide ligand. After screening in this HTS format, a second assay is performed to generate a binding saturation curve. This second assay provides a quantitative measurement of binding strength for individual pairs of domain-ligand interactions. The GDL and CLT steps are repeated with all signaling domains and their corresponding ligands. This approach allows AxCell to create the ProChart database of ligand-domain binding interactions and thus establish a functional relationship between the set of ligands and domains. Using this database and computational methods, or bioinformatics, AxCell defines the rules of interaction between domains and ligands. This key feature of AxCell's technology allows researchers to evaluate relative binding strength of interactions in silico.

Bioinformatics

Bioinformatics (BFX) is AxCell's most high throughput discovery technology. We apply algorithms developed by our BFX group to publicly available human proteomic data in order to identify previously uncharacterized binding domains and candidate ligand peptides for our "wet bench" operations, including HTS assays as well as GDL and CLT discovery technologies. Most of these algorithms are based on recognition of homology of uncharacterized sequence data to proteomic and genomic data from the peer-reviewed literature. AxCell searches public databases for such sequences and catalogs them for synthesis and use in its HTS assays.

Peptide Synthesis

AxCell currently produces more than 1,000 synthetic peptide ligands per month. The consensus sequences provided by our BFX algorithms are generally only 1-4 amino acids in length. But in manufacturing our fragments of human proteins, we include 4 to 6 amino acids on either side of the consensus, in order to achieve appropriate specificity. Thus the ligands average approximately 12 amino acids.

With the addition of a spacer sequence and a biotin tag, the peptides achieve an average length of 17 amino acids total, with a range from 14-29 amino acids in length. In support of AxCell's high throughput parallel peptide synthesis, a high throughput method for validation and quantitation of synthetic peptides has been developed. This method includes automated LC-MS analysis, data processing, and sample purification steps.

Marketing

We previously established a collaboration with InforMax, Inc., a publicly held bioinformatics provider. InforMax is a leader in the development of bioinformatics software for accelerated drug discovery and has a proven track record in software development. We are jointly designing an interface for ProChart with InforMax that will be integrated with InforMax's GenoMax (TM) product. GenoMax is a bioinformatics system that offers high-speed analysis of both public and proprietary genetic databases within the security of a corporate firewall. This system is designed to allow the subscriber to evaluate data in ProChart, while accessing other public and private databases. We have also developed an application programming interface for ProChart, to permit integration with other bioinformatics platforms, including those developed by the customers themselves. By taking advantage of an existing bioinformatic platform, we plan to concentrate our efforts on the development of tools specific to protein pathway data. InforMax will also market ProChart. InforMax has developed a Protein-Protein Interaction (PPI) module for the GenoMax enterprise bioinformational system, a modular platform of advanced analysis programs for genomic and proteomic applications, and successfully integrated ProChart.

We are marketing ProChart as multi-year subscriptions allowing access to ProChart inside the customers' corporate firewall. This subscription delivery is facilitated using InforMax's GenoMax product into which ProChart has been integrated. These subscriptions may include collaborative bioinformatics research projects to analyze specific pathways as requested by a customer. Such collaborations may provide additional revenues, and may also include milestone payments and royalty-based revenues from any products emerging from the collaborative research and developed by our partner.

RESEARCH COLLABORATIONS

AxCell is currently negotiating a Cooperative Research and Development Agreement with the National Cancer Institute (NCI) to research two major signal transduction families and how they impact signaling pathways within cells, which could lead to the development of new drugs to treat cancer and other diseases. Under the terms of the agreement, relevant data resulting from this collaboration will be added to AxCell's ProChart database of protein interaction information. The research at the NCI will be led by Stephen Shaw, M.D., chief of the Human Immunology Section at the Experimental Immunology Branch of the NCI. Dr. Shaw is an immunologist who has been primary or senior author on more than 150 scientific publications and is a recipient of the Institute for Scientific Information Highly Cited Researchers award.

AxCell entered into a Research Collaboration Agreement with Mount Sinai School of Medicine to research protein interactions in the WW protein domain family, which is believed to play a role in the development of muscular dystrophy and neurodegenerative diseases, such as Alzheimer's disease. The principal goals of the research program will be to research the binding of ligands to the WW domain of dystrophin, utrophin, beta-dystroglycan, FE65 and FE65-like proteins, which could accelerate drug discovery for muscular dystrophy and certain neurodegenerative diseases. The collaboration will use specific data from AxCell's ProChart database, which includes the first and only complete map of the known WW protein domain family. The WW protein domain family is the first of approximately 60-80 protein domain families involved in signal transduction to be mapped successfully. The collaboration will be led by Marius Sudol, Ph.D., associate professor in the Medicine Department at the Mount Sinai School of Medicine in New York.

AxCell signed a letter of intent with Kimmel Cancer Center at Thomas Jefferson University to research protein interactions associated with an undisclosed gene believed to play a role as a tumor suppressor in multiple cancers. Upon execution of the final agreement, the research will be led by Kay Huebner,

Ph.D., professor of microbiology and immunology at Jefferson Medical College and Carlo Croce, M.D., professor and chair of microbiology and immunology at Jefferson Medical College of Thomas Jefferson University in Philadelphia and director of Jefferson's Kimmel Cancer Center. Dr. Huebner's laboratory focuses on finding and studying genes that are frequently altered in cancers, and whose alteration, usually leading to loss of expression of the encoded protein, contributes to development and progression of the cancers.

AxCell signed a binding term sheet with Pluvita Corporation for a pilot program to research protein interactions associated with a specific protein-based drug target. Upon execution of the final agreement, the principal goals of the pilot research program will be to identify the full-length peptides (amino acid chains) that bind to Pluvita's compound; identify apparent consensus sequences; and analyze the representation of those sequences within the human proteome. AxCell will also determine apparent affinities of compound binding observed with the isolated peptides. Based on current expectations, the research program with Pluvita will not begin until late 2002. In addition to this research program, Pluvita Corporation entered into a three-year, non-exclusive agreement to use AxCell's ProChart in a range of drug discovery initiatives.

Our proteomics patents and proprietary rights position

Overall, our patent strategy has focused on composition and use of the proteins and peptides which we are discovering, thus avoiding the uncertainty and controversy associated with the patenting of genes. We believe such composition and use claims should be important because we believe it is likely that proteins rather than genes will be the targets for new drugs. This strategy has resulted in eleven patents.

Among our patents are two issued U.S. patents relating to peptides that bind to certain molecules expressed on cancer cells. We also co-own with the University of North Carolina at Chapel Hill an issued U.S. patent covering certain polypeptides that contain a WW domain U.S. Patent No. 6,309,820 was issued to AxCell in 2001, entitled "Polypeptides Having a Functional Domain of Interest and Methods of Identifying and Using Same," for our proprietary Cloning of Ligand Targets(TM) (CLT) proteomics technology.

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

We are the exclusive licensee of certain patents and patent applications owned by the University of North Carolina at Chapel Hill, covering parts of the proteomics technology. These include eight issued U.S. patents relating to our phage display libraries, methods of using phage display libraries to identify peptides that bind to a target molecule of interest, as well as peptides that bind to certain molecules.

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

AxCell believes that its in vitro approach to detecting protein pathways is complimentary to yeast two-hybrid and other functional proteomics technologies. AxCell's in vitro approach offers the following synergies: simplicity, higher throughput data generation, quantitative protein interaction affinity measurement, fewer false positives, the rapid formatting of high-throughput screening assays, and the identification of specific ligands, which provide a starting point for rational drug design.

The marriage of AxCell's high throughput domain-ligand interaction technology (and the resulting ProChart databse) and yeast two-hybrid technology offers an opportunity for significant synergy. AxCell's technology rapidly yields maps of protein-to-protein interactions based upon in vitro measurements. On a selected basis, key interactions could be validated using yeast two-hybrid methods to show that these interactions do indeed occur using an in vivo model.

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

PRODUCT CONTRIBUTION TO REVENUES

Our currently marketed products and other sources of income constitute a single business segment. ProstaScint and Quadramet account for a significant percentage of our product-related revenues. For the years ended December 31, 2001, 2000 and 1999, revenues related to ProstaScint accounted for approximately 65%, 66% and 57%, respectively, of our total revenues while revenues related to Quadramet accounted for approximately 18%, 19% and 9%, respectively, of our total revenues.

RESEARCH AND DEVELOPMENT

Our research and development expenditures include payments we made to customer sponsored research programs, the costs incurred to develop PSMA through our joint venture with Progenics Pharmaceuticals, payments to DSM Biologics for the development and manufacture of ProstaScint and the cost to develop the functional proteomics program at AxCell. Our expenses for research and development activities were:

     -    2001-- $ 10.3 million

     -    2000 -- $7.0 million

     -    1999 -- $3.8 million

We intend to pursue research and development activities having commercial potential and to review all of our programs to determine whether possible market opportunities, near and longer term, provide an adequate return to justify the commitment of human and economic resources to their initiation or continuation. We incurred a significant increase of $3.3 million in our research and development expenditures during 2001. We expect to incur a significant amount of expenses in future years for our share of the development of immunotherapies for prostate and other cancers through our joint venture with Progenics. During 2001, we recognized $332,000 of expenses related to the joint venture with Progenics, $3.2 million for the DSM development program and $4.9 million for the proteomics program at AxCell.

COMPETITION

The biotechnology and pharmaceutical industries are subject to intense competition, including competition from large pharmaceutical companies, biotechnology companies and other companies, universities and research institutions. Our existing therapeutic products compete with the products of a wide variety of other firms, including firms that provide products used in more traditional treatments or therapies, such as external beam radiation, chemotherapy agents and narcotic analgesics. In addition, our existing and potential competitors may be able to develop technologies that are as effective as, or more effective than those offered by us, which would render our products noncompetitive or obsolete. Moreover, many of our existing and potential competitors have substantially greater financial, marketing, sales, manufacturing, distribution and technological resources than we do. Our existing and potential competitors may be in the process of seeking FDA or foreign regulatory approval for their respective products or may also enjoy substantial advantages over us in terms of research and development expertise, experience in conducting clinical trials, experience in regulatory matters, manufacturing efficiency, name recognition, sales and marketing expertise and distribution channels. We believe that competition for our products is based upon several factors, including product efficacy, safety, cost-effectiveness, ease of use, availability, price, patent position and effective product promotion.

We expect competition to intensify in the fields in which we are involved as technical advances in such fields are made and become more widely known. We cannot assure you, however, that we or our collaborative partners will be able to develop our products successfully or that we will obtain patents to provide protection against competitors. Moreover, we cannot assure you that our competitors will not succeed in developing therapeutic products that circumvent our products or that these competitors will not succeed in developing technologies or products that are more effective than those developed by us. Notably, Nycomed-Amersham, a company with substantially greater resources than ours, is dominant in brachytherapy. In addition, many of these companies may have more experience in establishing third-party reimbursement for their products. Accordingly, we cannot assure you that we will be able to compete effectively against existing or potential competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

MANUFACTURING

Our products must be manufactured in compliance with regulatory requirements and at commercially acceptable costs. ProstaScint and OncoScint CR/OV were manufactured at a current good manufacturing practices, or cGMP, compliant manufacturing facility in Princeton, New Jersey which is operated by Bard BioPharma L.P., a subsidiary of Purdue BioPharma ("Purdue"). An Establishment License Application for the facility was approved by the FDA for the manufacture of ProstaScint in October 1996 and for OncoScint CR/OV in December 1992. Our manufacturing agreement with Purdue expired in January 2002. In July 2000, we entered into a Development and Manufacturing Agreement with DSM Biologics Company B.V. ("DSM"), pursuant to which DSM will conduct certain development activities with respect to ProstaScint for testing and evaluation purposes. Our intention is that DSM would replace the arrangement with Purdue, with respect to the manufacture of ProstaScint. Under the terms of such agreement, and subject to the regulatory approvals for the manufacturing of ProstaScint, the parties are obligated to negotiate in good faith a long term supply agreement. Notwithstanding the parties' obligations to perform under the agreement or to negotiate a supply agreement in good faith, we cannot be certain that DSM will satisfactorily perform its obligations thereunder or that the parties will be able to negotiate a supply agreement on commercially satisfactory terms, if at all. Our failure to negotiate a supply agreement on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations. At December 31, 2001 we have sufficient level of ProstaScint inventory on hand for 2 years while working to secure a supply arrangement for ProstaScint.

With regard to OncoScint CR/OV, we have a sufficient level of inventory on hand for the foreseeable future.

Any new manufacturing arrangement will be subject to FDA oversight, and qualification of a new manufacturer with the FDA could take a significant amount of time. Any failure to obtain such regulatory approvals will have a material adverse effect on our business, financial condition and results of operations.

Raw materials and suppliers

The active raw materials used for the manufacture of our products include antibodies. We anticipate that our existing supply of OncoScint CR/OV will be able to meet our needs for commercial quantities of the product for the foreseeable future. We are de-emphasizing the marketing of this product.

We do not have arrangements with any outside suppliers for the monoclonal antibody for ProstaScint. This material will be supplied by the same third party manufacturer that will make ProstaScint. We are currently working to secure such an arrangement.

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

We hold, or are the licensee of, 41 current United States patents and 45 current foreign patents. We have filed and currently have pending a number of additional United States and foreign patent applications, relating to certain aspects of our technology for diagnostic and therapeutic products, and the methods for their production and use. We intend to file patent applications with respect to subsequent developments and improvements, when we believe such protection is in our best interest.

We are the exclusive licensee of certain patents and patent applications owned by the University of North Carolina at Chapel Hill, covering parts of the proteomics technology. These include eight issued United States patents relating to our phage display libraries, methods of using phage display libraries to identify peptides that bind to a target molecule of interest, as well as peptides that bind to certain molecules. We hold an exclusive license under certain patents and patent applications held by the Memorial Sloan-Kettering Institute covering PSMA. We are the exclusive licensee of certain United States patents and applications held by Dow covering Quadramet.

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

We are defendants in litigation filed against us in the United States Federal Court for the District of New Jersey with respect to claims that our ProstaScint product infringes a third-party patent and we have disclosed certain information regarding such lawsuit under the caption "Legal Proceedings", herein.

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

Fraud and Abuse

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid and VA health programs. Because of the far-reaching nature of these laws, there can be no assurance that the occurrence of one or more violations of these laws would not result in a material adverse effect on our financial condition and results of operations.

Anti-Kickback Laws. Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, that are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit entities, such as us, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Violation of the Medicare Fraud and Abuse Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years. In addition, the Department of Health and Human Services may impose civil penalties of up to $50,000 per act plus three times the remuneration offered and exclude violators from participation in Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals to Medicaid and other third party payor patients.

Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. Federal physician self-referral legislation (known as the Stark law) prohibits, subject to certain exceptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The Stark law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. The penalties for violations include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a circumvention scheme." Various state laws also contain similar provisions and penalties.

False Claims Laws. Under separate statutes, submission of claims for payment that are "not provided as claimed" may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of any investigation arising out of such action.

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

CUSTOMERS

During the year ended December 31, 2001, we received 63% of our total revenues from four customers, Berlex Laboratories, Inc. (20%) and the radiopharmacy chains of Mallinckrodt Medical, Inc. (20%), Medi-Physics (12%) and Syncor International Corporation (11%).

EMPLOYEES

As of March 1, 2002, we employed 74 persons, 73 of which are employed full-time and 1 part-time. Of such 74 persons, 26 were in our proteomics subsidiary, AxCell, 1 in regulatory, 5 in clinical activities, 15 in administration and management, and 27 in marketing and sales. We believe that we have been successful in attracting skilled and experienced employees. None of our employees is covered by a collective bargaining agreement. All of our employees have executed confidentiality agreements. We consider relations with our employees to be excellent.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Investing in the Company's Common Stock involves a high degree of risk. You should carefully consider the following risks and uncertainties described below together with the other information included or incorporated by reference in this Annual Report on Form 10-K in your decision as to whether to invest in our Common Stock. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be significantly and adversely affected. If that happens, the price of our Common Stock could decline, and you could lose all or part of your investment.

We Have A History Of Operating Losses And An Accumulated Deficit And Expect To Incur Losses In The Future.

We have a history of operating losses since our inception. We had a net loss of $12.1 million for the year ended December 31, 2001 We had a net loss of $27.3 million for the year ended December 31, 2000 which included one-time, non-cash charges of $13.1 million for the acquisition of product candidate rights and $4.3 million for the cumulative effect of an accounting change following the adoption of Securities and Exchange Commission Staff Accounting Bulletin No.
101. We had net income of $729,000 for the year ended December 31, 1999 which included a $3.3 million non-operating gain. We had an accumulated deficit of $340.7 million as of December 31, 2001. In order to develop and commercialize our technologies, particularly our functional proteomics program and our prostate specific membrane antigen, or PSMA, technology, and expand our oncology products, we expect to incur significant increases in our expenses over the next several years. As a result, we may need to generate significant additional revenue to become profitable.

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

We Are Heavily Dependent On Market Acceptance Of ProstaScint, Quadramet and BrachySeed For Near-Term Revenues.

We expect ProstaScint and Quadramet to account for a significant percentage of our product-related revenues in the near future. For the year ended December 31, 2001, revenues from ProstaScint and Quadramet accounted for approximately 89% of our product related revenues.

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

Our customers, including technologists and physicians, must successfully complete our Partners in Excellence Program, or PIE Program, a proprietary training program designed to promote the correct acquisition and interpretation of ProstaScint images. This product is technique dependent and requires a learning commitment on the part of users. We cannot assure you that additional technologist's and physicians will make this commitment or otherwise accept this product as part of their treatment practices.

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

Accordingly, we cannot assure you that ProstaScint, Quadramet or BrachySeed will achieve market acceptance on a timely basis, or at all. If ProstaScint, Quadramet or BrachySeed do not achieve broader market acceptance, we may not be able to generate sufficient revenue to become profitable.

Our Functional Proteomics Program Is At An Early Stage Of Development.

We are developing a functional proteomics program. This technology involves new approaches to drug research and development and remains commercially unproven. Our technology and development focus is primarily directed toward offering an infrastructure to companies for the development of drugs to treat a variety of complex human diseases. There is limited understanding generally relating to the role of proteins in diseases, and few products based on protein interaction discoveries have been developed and commercialized. Even if our proteomics program is successful in identifying and validating biological targets, there is no certainty that we or our customers will be able to develop or commercialize products to improve human health. We have developed and intend to continue to develop a proteomics program. This technology involves new approaches to drug research and development and remains commercially unproven. Our technology and development focus is primarily directed toward offering an infrastructure to companies for the development of drugs to treat a variety of complex human diseases. There is limited understanding generally relating to the role of proteins in diseases, and few products based on protein interaction discoveries have been developed and commercialized. Even if our proteomics program is successful in identifying and validating biological targets, there is no certainty that we or our customers will be able to develop or commercialize products to improve human health.

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

There Is A Limited Market For Our Functional Potential Proteomics Products

Due to the specialized nature and anticipated cost of our proteomics technology and services, there are a limited number of pharmaceutical and biotechnology companies that are potential customers. In addition, demand for our functional proteomics technology and services is limited because:

     - our potential customers may decide to conduct in-house research rather than subscribe to our ProChart database;

     -    our competitors may offer similar services at competitive prices;

     - we may not be able to service satisfactorily the needs of our potential or actual customers;

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

We began operations in 1980 and have been engaged primarily in research directed toward the development, commercialization and marketing of products to improve diagnosis and treatment of cancer and other diseases. In December 1992, we introduced for commercial use our OncoScint imaging agent. In October 1996, we introduced for commercial use our ProstaScint imaging agent. In March 1997, we introduced for commercial use our Quadramet therapeutic product. In 2001, we launched BrachySeed. These products have not yet achieved significant commercial success. In 1998, we undertook a restructuring to focus on the development of our PSMA and proteomics technologies as well as the marketing of these existing products.

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

     - the product candidates will be hard to manufacture on a large scale or will be uneconomical to market; and

     - we will not successfully overcome technological challenges presented by our potential new products.

Our objectives include developing our PSMA technology into novel cancer therapeutics, including a cancer vaccine. To our knowledge, no therapeutic cancer vaccine has been demonstrated effective or approved for marketing. Our other research and development programs involve similarly novel approaches to human therapeutics. Consequently, there is no precedent for the successful commercialization of therapeutic products based on our PSMA technologies. We cannot assure you that any products will be successfully developed from our PSMA technology. If we fail to develop such products for the reasons set forth above or for any other reason, our business could be significantly and adversely affected.

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

Before we recover development expenses for our products and technologies, the products or technologies may become obsolete as a result of technological developments by us or others. Our products could also be made obsolete by new technologies which are less expensive or more effective. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies and failure to do so could significantly and adversely affect our business.

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

We are a party to license agreements under which we have rights to use technologies owned by other companies in the manufacture of our products and in our proprietary research, development and testing processes. We are the exclusive licensee of certain patents and patent applications held by the University of North Carolina at Chapel Hill covering part of the technology used in the proteomics program and of certain patents and patent applications held by the Memorial Sloan-Kettering Institute covering PSMA. We also depend upon the enforceability of our license with The Dow Chemical Company with respect to Quadramet. If the licenses were terminated, we may not be able to find suitable alternatives to this technology on a timely basis or on reasonable terms, if at all. The loss of the right to use these technologies that we have licensed would significantly and adversely affect our business.

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

ProstaScint and OncoScint CR/OV are manufactured at a cGMP compliant manufacturing facility operated by Purdue. We have access to the facility for continued manufacturing of these products until January 2002. We expect that this facility will allow us to meet our projected production requirements for ProstaScint and OncoScint CR/OV in the short term. We entered into a Development and Manufacturing Agreement with DSM which we intend would replace the arrangement with Purdue with respect to ProtaScint and OncoScint CR/OV prior to January 2002. Notwithstanding the parties obligations to perform under the agreement with DSM or to negotiate a supply agreement in good faith, we cannot be certain that DSM will satisfactorily perform its obligations thereunder or that the parties will be able to negotiate a supply agreement on commercially reasonable terms, if at all. Our failure to negotiate a long term supply agreement on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations.

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

     - data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory agency approval; and

     - delays or rejections may be encountered based upon changes in regulatory agency policy during the period of drug development and/or the period of review of any application for regulatory agency approval. These delays could adversely affect the marketing of any products we or our collaborative partners develop, impose costly procedures upon our activities, diminish any competitive advantages we or our collaborative partners may attain and adversely affect our ability to receive royalties.

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

We Could Be Negatively Impacted By Future Interpretation Or Implementation Of Federal And State Fraud And Abuse Laws, Including Anti-kickback Laws, The Federal Stark Law And Other Federal And State Anti-referral Laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid and Veterans Administration health programs. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws. However, because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Health care fraud and abuse regulations are complex and even minor, inadvertent irregularities in submissions can potentially give rise to claims that the statute has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

We could become subject to false claims litigation under federal statutes, which can lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federal and state health care programs. These false claims statutes include the False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines or be excluded from the Medicare program, Medicaid programs or other federal and state health care programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation or, if we are not successful in defending against such actions, that such actions will not have a material adverse effect on our business, financial condition and results of operations.

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

Our Business Involves Environmental Risks That May Result In Liability.

We are subject to a variety of local, state, federal and foreign government regulations relating to storage, discharge, handling, emission, generation, manufacture and disposal of toxic, infectious or other hazardous substances used to manufacture our products. If we fail to comply with these regulations, we could be liable for damages, penalties or other forms of censure and our business could be significantly and adversely affected.

Our Intellectual Property Is Difficult To Protect.

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

We Cannot Be Certain That Our Security Measures Protect Our Unpatented Proprietary Technology.

We also rely upon trade secret protection for some of our confidential and proprietary information that is not subject matter for which patent protection is available. To help protect our rights, we require all employees, consultants, advisors and collaborators to enter into confidentiality agreements that require disclosure, and in most cases, assignment to us, of their ideas, developments, discoveries and inventions, and that prohibit the disclosure of confidential information to anyone outside Cytogen or our subsidiaries. We cannot assure you, however, that these agreements will provide adequate protection for our trade secrets, know-how or other proprietary information or prevent any unauthorized use or disclosure.

We Are Currently Subject To Patent Litigation.

We are a defendant in a lawsuit filed against us in the United States Federal Court for the District of New Jersey by M. David Goldenberg and Immunomedics, Inc. This lawsuit was filed on March 16, 2000. The litigation claims that our ProstaScint product infringes a patent purportedly owned by Dr. Goldenberg and licensed to Immunomedics. The patent sought to be enforced in the litigation has now expired. As a result, the claim, even if successful, would not result in a bar of the continued sale of ProstaScint or affect any other of our products or technology. However, given the uncertainty associated with litigation, we cannot give any assurance that the litigation will not result in a material expenditure to us.

If We Make Any Acquisitions, We Will Incur A Variety Of Costs And May Never Realize The Anticipated Benefits.

If appropriate opportunities become available, we may attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. We currently have no commitments or agreements with respect to any acquisitions. If, however, we do undertake any transaction of this sort, the process of integrating an acquired business, technology, service or product may result in operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of our business. Moreover, we may never realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and amortization expenses related to intangible assets. These factors could adversely affect our results of operations and financial condition, which could cause a decline in the market price of our Common Stock.

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

A Large Number Of Our Shares Are Eligible For Future Sale Which May Adversely Impact The Market Price Of Our Common Stock.

A large number of shares of our common stock are already outstanding, issuable upon exercise of options and warrants, or the achievement of certain milestones under previously completed acquisitions and may be eligible for resale, which may adversely affect the market price of our common stock. As of March 1, 2002 we had 82,011,156 shares of common stock outstanding, which number of shares:
(i) incudes an aggregate of 2,417 shares of common stock to be issued to prior holders of securities of CytoRad Incorporated and Cellcor, Inc., which we acquired in 1995, upon each such holders respective exchange of such securities;
(ii) excludes 500,000 shares of common stock previously issued by us and currently held in escrow pending release, upon certain conditions, to Advanced Magnetics, who currently maintains voting control of such securities; and (iii) excludes 355,497 shares previously issued by us and currently held for issuance by the custodian of our Employee Stock Purchase Plan to the participants thereunder, in the event they elect to purchase such shares. An additional 4,855,929 shares of common stock are issuable upon the exercise of outstanding stock options and an additional 393,630 shares of common stock are issuable upon the exercise of outstanding warrants. Substantially all of such shares subject to outstanding options and warrants will, when issued upon exercise thereof, be available for immediate resale in the public market pursuant to either a currently effective registration statement under the Securities Act of 1933 (the "Securities Act"), as amended, or pursuant to Rule 144 or Rule 701 promulgated thereunder. In addition, there are 1,091,827 additional shares of common stock reserved for future issuance under our current stock options plans, 154,363 additional shares of common stock reserved for issuance under our 401(k) Plan and 227,518 additional shares of common stock reserved for the future issuance under our employee bonus plan. All such reserved shares have been registered with the Securities and Exchange Commission pursuant to currently effective Registration Statements. In addition, there are 929,757 additional shares of common stock, subject to certain adjustments, reserved for future issuance in connection with the issuance of a convertible promissory note, having a seven
(7) year maturity, to ELAN Corporation, plc in August 1998.

In connection with our acquisition of Prostagen, Inc. in June 1999, we issued 2,050,000 unregistered shares of our common stock to the then stockholders of Prostagen, which shares may be sold from time to time pursuant to Rule 144 under the Securities Act. Such stockholders also have certain piggyback registration rights with respect to these shares of common stock. An additional 950,000 shares may be issued as contingent payment upon the happening of certain events and up to $4.0 million worth of Cytogen common stock may be issued if certain milestones are achieved in the dendritic cell therapy and PSMA development programs.

In addition, on March 28, 2000, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering six million (6,000,000) shares of our common stock. 1,500,000 of such registred shares were issued to Advanced Magnetics, Inc. in connection with the parties entering into a License and Marketing Agreement in August 2000. An additional 500,000 of the shares registered on that Form S-3 are currently being held in escrow and may be released to Advanced Magnetics in the future in accordance with the terms of such License and Marketing Agreement. An additional 902,601 of the shares registered on that form S-3 were issued to Acqua Wellington North American Equities Fund, Ltd. on September 29, 2000 in a private placement transaction. An additional 1,276,557 of the shares registered on that Form S-3 were issued to Acqua Wellington on February 5, 2001 pursuant to an equity financing facility with Acqua Wellington that was subsequently terminated. An additional 1,820,000 of the shares registered on that Form S-3 were issued to the State of Wisconsin Investment Board on June 19, 2001 in a private placement transaction. We are contractually obligated to maintain the effectiveness of such registration statement.

On October 25, 2001, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering ten million (10,000,000) shares of our common stock. 2,970,665 of such registered shares were issued to the State of Wisconsin Investment Board in another private placement transaction in January 2002.

Availability of a significant number of additional shares of our common stock could depress the price of our common stock.

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

Our Stock Price Is Highly Volatile, And Therefore The Value Of Your Investment May Fluctuate Significantly.

The market price of our Common Stock has fluctuated and may continue to fluctuate as a result of variations in our business and our quarterly operating results. These fluctuations may be exaggerated if the trading volume of our Common Stock is low. In addition, the stock market in general has experienced dramatic price and volume fluctuations from time to time. These fluctuations may or may not be based upon any business or operating results. Our Common Stock may experience similar or even more dramatic price and volume fluctuations which may continue indefinitely. Please see Item 5 herein, Market for the Company's Common Equity and Related Stockholder Matters, for additional information on the volatility of our Common Stock.

Item 2.  Properties

We currently lease approximately 20,000 square feet of administrative space in Princeton, New Jersey. The lease on this space expires in August 2002. We intend to remain in Princeton, New Jersey for the foreseeable future and are reviewing our lease situation.

We also lease approximately 9,000 square feet of laboratory and office space in Newtown, Pennsylvania, which is occupied by our AxCell Biosciences subsidiary, under a lease expiring in 2004. In February 2001, we expanded the AxCell facility by amending the lease to include approximately an additional 5,000 square feet, which additional lease space will expire in July 2006.
We own substantially all of the equipment used in our laboratories and offices. We believe our facilities are adequate for our operations at present.

Item 3.  Legal Proceedings

On March 17, 2000, we were served with a complaint filed against us in the United States Federal Court for the District of New Jersey by M. David Goldenberg ("Goldenberg") and Immunomedics, Inc. (collectively "Plaintiffs") The litigation claims that our ProstaScint product infringes a patent purportedly owned by Goldenberg and licensed to Immunomedics. We believe that ProstaScint does not infringe this patent, and that the patent is invalid and unenforceable. In addition, we have certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be offset against royalty payments on sales of ProstaScint. In addition, the patent sought to be enforced in the litigation has now expired; as a result, the claim even if successful would not result in an injunction barring the continued sale of ProstaScint or affect any other of our products or technology. However, given the uncertainty associated with litigation, we cannot give any assurance that the litigation could not result in a material expenditure to us. On December 17, 2001, we filed a motion for summary judgment of non-infringement of the asserted claims of the patent-in-suit. The Plaintiffs have indicated that they will file a cross-motion for summary judgment with their opposition to our motion. A hearing on these motions is likely to take place in the Spring of 2002.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

Our Common Stock is traded on the NASDAQ National Market (the "NNM") under the trading symbol "CYTO."

The table below sets forth the high and low bid information for our Common Stock for each of the calendar quarters indicated, as reported on the NNM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2000                                                         High          Low
----                                                         ----          ---
First Quarter............................................  $ 21.69       $ 2.63
Second Quarter...........................................    10.56         2.00
Third Quarter............................................    11.31         5.50
Fourth Quarter...........................................     7.13         1.00

2001
----
First Quarter............................................     6.53         2.31
Second Quarter...........................................     6.09         2.19
Third Quarter............................................     5.38         1.90
Fourth Quarter...........................................     4.46         2.05

As of March 1, 2002, there were approximately 4,357 holders of record of the Common Stock and there were approximately 51,346 beneficial holders of the Common Stock.

We have never paid any cash dividends on our Common Stock and we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. We intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of the board of directors.

On January 17, 2001, we granted 10,000 options to purchase shares of our Common Stock at an exercise price of $6.13, to Kevin G. LoKay, upon his appointment to our Board of Directors. Such options were granted outside of any of our stock option plans, and will vest in full upon the one year anniversary of the date of grant. We granted such option to Mr. LoKay in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering under Section 4(2) thereof.

On November 1 and December 1 of 2001, we issued two warrants to purchase 7,000 and 7,000 shares of our Common Stock, respectively, at an exercise price per share of $3.12 and $4.98, respectively, to SCO Financial Group LLC ("SCO"). Such warrants, which vest immediately, were issued in consideration of SCO providing certain financial consultancy and advisory services to us. Such warrants have a term of three (3) years. We granted such warrants to purchase shares of our Common Stock in a transaction exempt from registration under the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering under Section 4(2) thereof.

Item 6.    Selected Financial Data

The following selected financial information has been derived from the consolidated financial statements of the Company for each of the five years in the period ended December 31, 2001, which have been audited by Arthur Andersen LLP, our independent public accountants. The selected financial data set forth below should be read in conjunction with the consolidated financial statements, including the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information provided elsewhere in this report.

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                              2001        2000        1999        1998        1997
                                                              ----        ----        ----        ----        ----
Statements of Operations Data:                                (All amounts in thousands, except per share data)
Revenues:
   Product sales ........................................  $  8,692    $  7,424    $  6,971    $  8,976    $  5,252
   Royalties ............................................     2,063       2,004       1,060       1,664       3,282
   License and contract .................................       912       1,024       3,171       9,239       5,886
                                                           --------    --------    --------    --------    --------

     Total revenues .....................................    11,667      10,452      11,202      19,879      14,420
                                                           --------    --------    --------    --------    --------

Operating Expenses:
  Cost of product and contract
    manufacturing revenues ..............................     4,126       4,414       4,111      12,284       5,939
  Research and development ..............................    10,340       6,957       3,849       9,967      17,913
  Acquisition of marketing and technology rights (1) ....         -      13,241       1,214           -           -
  Selling and marketing .................................     6,314       6,126       4,210       5,103       5,492
  General and administrative ............................     4,947       4,934       3,501       7,420       6,871
  Equity loss in Targon subsidiary ......................         -           -           -       1,020       9,232
                                                           --------    --------    --------    --------    --------


     Total operating expenses ...........................    25,727      35,672      16,885      35,794      45,447
                                                           --------    --------    --------    --------    --------

     Operating loss .....................................   (14,060)    (25,220)     (5,683)    (15,915)    (31,027)

Gain on sale of laboratory and manufacturing facilities..         -           -       3,298           -           -
Gain on sale of Targon subsidiary .......................         -           -           -       2,833           -
Other income (expense) ..................................       857         611         412         (70)        315
                                                           --------    --------    --------    --------    --------

     Loss before income taxes and cumulative effect of
      accounting change .................................   (13,203)    (24,609)     (1,973)    (13,152)    (30,712)
Income tax benefit ......................................    (1,103)     (1,625)     (2,702)          -           -
                                                           --------    --------    --------    --------    --------

     Income (loss) before cumulative effect of
      accounting change .................................   (12,100)    (22,984)        729     (13,152)    (30,712)
Cumulative effect of accounting change ..................         -      (4,314)          -           -           -
                                                           --------    --------    --------    --------    --------

Net income (loss) .......................................   (12,100)   $(27,298)        729     (13,152)    (30,712)
Dividends, including deemed
 dividends on preferred stock ...........................         -           -           -        (119)     (1,352)
                                                           --------    --------    --------    --------    --------

Net income (loss) to common stockholders ................  $(12,100)   $(27,298)   $    729    $(13,271)   $(32,064)
                                                           ========    ========    ========    ========    ========

Net income (loss) per common share:
     Basic and diluted net income (loss) before
      cumulative effect of  accounting change ...........  $  (0.16)   $  (0.31)   $   0.01    $  (0.24)   $  (0.63)
     Cumulative effect of accounting change (2) .........         -       (0.06)          -           -           -
                                                           --------    --------    --------    --------    --------
     Basic and diluted net income (loss) ................  $  (0.16)   $  (0.37)   $   0.01    $  (0.24)   $  (0.63)
                                                           ========    ========    ========    ========    ========

Weighted average common shares outstanding:
     Basic ..............................................    77,783      73,337      67,179      56,419      51,134
                                                           ========    ========    ========    ========    ========

     Diluted ............................................    77,783      73,337      68,187      56,419      51,134
                                                           ========    ========    ========    ========    ========

Pro forma amounts assuming accounting
  change is applied retroactively:
   Net loss to common stockholders ......................              $(22,984)   $   (484)   $(16,373)   $(32,064)
                                                                       ========    ========    ========    ========
   Basic and diluted net loss per common share ..........              $  (0.31)   $  (0.01)   $  (0.29)   $  (0.63)
                                                                       ========    ========    ========    ========

                                                                                    December 31,
                                                                                    ------------
Consolidated Balance Sheet Data:                           2001          2000           1999          1998          1997
                                                     ---------------------------------------------------------------------
                                                                                  (in thousands)
Cash, short-term investments and restricted cash...    $  11,309     $  11,993      $  12,394     $   3,015      $   7,401
Total assets.......................................       21,492        20,416         18,605        10,900         27,555
Long-term debt.....................................        2,291         2,374          2,416         2,223         10,171
Accumulated deficit................................     (340,681)     (328,581)      (301,283)     (302,012)      (288,741)
Stockholders' equity...............................       11,214         7,218         10,549           443          9,983


(1) In August 2000, the Company licensed product rights from Advanced Magnetics, Inc. In June 1999, the Company acquired Prostagen, Inc.
(2) In 2000, the Company recorded a non-cash charge for the cumulative effect related to the adoption of SEC Staff Accounting Bulletin No. 101. See Note 1 of the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Generally, forward looking statements can be identified by the use of phrases like "believe", "expect", "anticipate", "plan", "may", "will", "could", "estimate", "potential", "opportunity" and "project" and similar terms. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially, include, but are not limited to those identified under the caption "Additional Factors That May Affect Future Results", provided elsewhere in this report. Investors are cautioned not to put undue reliance on any forward looking statement.

Cautionary Statement

In addition to the risks discussed under the caption referred to above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the Company's ability to access the capital markets in the near term and in the future for continued funding its operations including existing projects and for the pursuit of new projects; (ii) the ability to attract and retain personnel needed for business operations and strategic plans; (iii) the timing and results of clinical studies, and regulatory approvals; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the Partners in Excellence or PIE Program; (v) demonstration over time of the efficacy and safety of the Company's products; (vi) the degree of competition from existing or new products; (vii) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (viii) the ability of the Company and its partners to comply with applicable governmental regulations and changes thereto; (ix) the profitability of its products; (x) the ability to attract, and the ultimate success of, strategic partnering arrangements, collaborations, and acquisition candidates;
(xi) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (xii) the success of the Company in obtaining marketing approvals for its products in Canada and Europe; (xiii) the ability of the Company to protect its proprietary technology, trade secrets or know-how under the patent and other intellectual property laws of the United States and other countries; and (xiv) the ability of Advanced Magnetics to satisfy the conditions specified by the FDA regarding approval to market Combidex in the United States.

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as from time to time the Company's other filings with the Securities and Exchange Commission.

Significant Events in 2001

In 2001, the Company launched BrachySeed I-125 (iodine version), a second generation radioactive implant for treatment of localized prostate cancer, which was in-licensed by the Company from Draximage Inc. Since the launch, the Company has increased its market penetration resulting in a positive sales trend and consistent quarter-over-quarter growth. The Company expects to begin selling BrachySeed Pd-103 (palladium version) in the first half of 2002, a uniquely designed next generation radioactive implant. BrachySeed Pd-103 recently received marketing clearance from the U.S. Food and Drug Administration. The Company expects to utilize its existing oncology sales force to market the BrachySeed products. There can be no assurance, however, as to the market acceptance of these products or whether these products will significantly increase the revenues of the Company.

Also in 2001, AxCell Biosciences Corporation, a subsidiary of the Company, began marketing the ProChart database with its marketing partner InforMax. ProChart is a proprietary protein pathway database which measures protein domain-ligand interactions in a high-through put manner. ProChart is being marketed by InforMax using its Protein-Protein Interaction module, a new addition to its GenoMax(TM) enterprise software package. There can be no assurance, however, as to the market acceptance of this product or whether this product will significantly increase the revenues for the Company.

In December 2001, Progenics Pharmaceuticals, our partner in the PSMA LLC, filed a Biological Master File with the FDA for recombinant subunit PSMA vaccine, which is preparing to enter Phase I clinical trials in patients with recurrent prostate cancer in the first half of 2002. The Company expects to incur significant costs going forward to fund its share of developing the PSMA LLC pipeline (see Note 6 to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

Years ended December 31, 2001, 2000 and 1999

Revenues
Total revenues were $11.7 million in 2001, $10.5 million in 2000 and $11.2 million in 1999. The increase in 2001 from 2000 and 1999 was primarily due to higher product related revenues, partially offset by lower license and contract revenues. Product related revenues, including product sales and royalty revenues, accounted for 92%, 90% and 72% of revenues in 2001, 2000 and 1999, respectively. License and contract revenues accounted for the remainder of revenues.

Product related revenues were $10.8 million, $9.4 million and $8.0 million in 2001, 2000 and 1999, respectively. The increase in 2001 from 2000 and 1999 was due to a price increase for ProstaScint at the beginning of the year and the market introduction and commercial launch of BrachySeed I-125 during 2001, partially offset by a slight decrease in sales volume for ProstaScint. Sales from ProstaScint were $7.6 million, $6.9 million and $6.4 million in 2001, 2000 and 1999, respectively, and accounted for 70%, 73% and 79% of the product related revenues, respectively. Beginning in July 2000, the Company assumed sole responsibility for selling and marketing ProstaScint from Bard Urological Division of C.R. Bard Inc. ("Bard"), its former co-marketing partner. Future growth of ProstaScint is dependent upon increased marketing and sales initiatives by Cytogen's in-house sales force, entry into additional markets and the implementation of new product applications, such as using ProstaScint scans to guide the placement of brachytherapy seeds and/or external beam radiation. There can be no assurance, however, that the Company's internal sales force or any of its new marketing strategy will be able to significantly increase the sale of ProstaScint. The Company plans to utilize Cytogen's sales and marketing organization for the launch of BrachySeed Pd-103 during the first half of 2002 and later Combidex, subject to the receipt of final marketing approval of Combidex by FDA.

Sales from BrachySeed were $773,000 for 2001 and accounted for 7% of the product related revenues. Since the market introduction of BrachySeed I-125 in February 2001, the Company has increased its market penetration of the brachytherapy iodine market which has contributed to the quarter-over-quarter growth. The Company plans to begin selling BrachySeed Pd-103 during 2002. There can be no assurance, however as to the market acceptance of the BrachySeed products or whether these new products will significantly increase the revenues of the Company.

Royalties from Quadramet were $2.1 million, $2.0 million and $1.1 million in 2001, 2000 and 1999, respectively, and accounted for 19%, 21% and 13% of product related revenues. Quadramet is currently marketed by the Company's marketing partner, Berlex Laboratories Inc. Although Cytogen believes that Berlex is an advantageous marketing partner, there can be no assurance that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for Cytogen.

Sales from OncoScint  CR/OV were $358,000,  $512,000 and $620,000 in 2001,  2000 and 1999, respectively. The market for OncoScint CR/OV for colorectal cancer diagnostic has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Consequently, the Company is decreasing its emphasis on OncoScint in order to focus on its prostate cancer products.

Effective  January 1, 2000,  the Company  adopted U.S.  Securities  and Exchange
Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $4.3 million or $0.06 per share in 2000, which reflects the deferral of an up-front license fee received from Berlelx, net of associated costs, related to the licensing of Quadramet recognized in 1998 and a license fee for certain applications of PSMA to a joint venture formed by Cytogen and Progenics recognized in 1999. Previously, the Company had recognized up-front license fees when the Company had no obligations to return the fees under any circumstances. Under SAB 101 these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. In 2001 and 2000, the Company recognized $860,000 and $859,000, respectively, of license revenue that was included in the cumulative effect adjustment as of January 1, 2000. The Company's 1999 results have not been restated to apply SAB 101 retroactively.

License  revenues  for 2001,  2000 and 1999  were  $869,000,  $859,000  and $2.0 million, respectively. License revenues have fluctuated in the past and may fluctuate in the future. In 1999, the Company recorded $1.8 million for the licensing of certain applications of PSMA to a joint venture formed by Cytogen and Progenics Pharmaceuticals Inc. Had the Company been subject to SAB 101 prior to 2000, license revenue would have been $834,000 in 1999.

Revenues from contract manufacturing and research services were $43,000, $165,000 and $1.2 million in 2001, 2000 and 1999, respectively. Revenues from contract manufacturing were $604,000 in 1999. The Company discontinued its contract manufacturing services business in 2000 as a result of the sale of its laboratory and manufacturing facilities.

Operating Expenses
Total operating expenses were $25.7 million, $35.7 million and $16.9 million in 2001, 2000 and 1999, respectively. The current year operating expenses reflect costs associated with the proteomics research program at AxCell, the development of new manufacturing and purification processes for ProstaScint, the pre-clinical development of the PSMA technologies, and the 2001 launch of BrachySeed. The decrease in 2001 from 2000 was due primarily to charges in 2000 for the acquisition of marketing and technology rights to Combidex and Code 7228 from Advanced Magnetics, partially offset by increased development efforts in 2001 for the proteomics programs and the new manufacturing and purification processes for ProstaScint and the 2001 launch of BrachySeed. The increase in 2000 from 1999 was due to the acquisition of Combidex and Code 7228, increased development efforts for the proteomics programs and the expansion of our in-house sales force. The 2000 operating expenditures included a $13.2 million charge related to the acquisition of the marketing and technology rights to Combidex and Code 7228, of which $13.1 million was non-cash as the Company issued its Common Stock as consideration. The 1999 operating expenditures included a $1.2 million non-cash charge for the acquisition of exclusive technology rights for immunotherapy to PSMA from Prostagen Inc. ("Prostagen").

Costs of product and contract manufacturing revenues were $4.1 million, $4.4 million and $4.1 million in 2001, 2000 and 1999, respectively. The decrease in 2001 from 2000 was due to lower manufacturing costs resulted from better manufacturing yields for ProstaScint, partially offset by costs associated with the purchase of BrachySeeds, which became commercially available in 2001. The increase in 2000 from 1999 was due to increased product manufacturing costs.

Research and development expenses were $10.3 million in 2001, $7.0 million in 2000 and $3.8 million in 1999. The increase in 2001 from 2000 and 1999 was due to increased funding for the proteomics programs at AxCell, costs associated with the development of new manufacturing and purification processes by DSM Biologics Company B.V. ("DSM") with respect to ProstaScint (see Note 2 to the Consolidated Financial Statements) and the product development efforts related to the PSMA technologies. In 2001, 2000 and 1999 the Company invested $4.9 million, $3.4 million and $1.1 million, respectively, in the proteomics research programs and $3.2 million, $559,000 and $0, respectively, in the manufacturing process development. The Company anticipates to incur comparable amounts of expenses for both programs in 2002. During 2001, the Company recognized $332,000 of expenses related to its share of losses for The PSMA Development Company LLC. The Company expects to incur significant costs going forward to fund its share of development costs from this joint venture (see Note 6 to the Consolidated Financial Statements).

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

Selling and marketing expenses were $6.3 million, $6.1 million and $4.2 million in 2001, 2000 and 1999, respectively. The increase in 2001 from 2000 and 1999 was due to the expansion of the Company's in-house sales force and costs associated with the 2001 launch of BrachySeed I-125. Cytogen assumed sole responsibility for the selling and marketing of ProstaScint in July 2000. The 1999 marketing expenses reflect efforts to develop and maintain the Partners in Excellence ("PIE") program which established a network of qualified nuclear medicine sites and physicians which are trained and certified for acquiring, processing and interpreting antibody-derived images.

General and administrative expenses were $4.9 million, $4.9 million and $3.5 million in 2001, 2000 and 1999, respectively. The increase in 2000 from 1999 was due to expenses related to the termination of the proposed merger with Advanced Magnetics, stock based compensation for a key employee, additional staffing and related costs.

Gain on sale of laboratory and manufacturing facilities--
The Company recorded a gain of $3.3 million during 1999 resulting from a sale of certain of the Company's laboratory and manufacturing facilities to Purdue Bio Pharma for net proceeds of $3.6 million in January 1999.

Insurance Reimbursement--
During 2001, the Company received a one-time payment of $402,000 from an insurance claim filed by the Company in 2000 to recover the loss of product resulting from the rupture of a tube during the manufacture of a batch of ProstaScint.

Interest Income/Expense--
Interest  income was  $635,000,  $774,000 and $441,000 for 2001,  2000 and 1999,
respectively. The decrease in 2001 from 2000 was due to a lower average yield on investments, partially offset by increased income resulting from a higher than average cash balance in 2001. The increase in 2000 from 1999 was due to higher average cash balances during 2000.

Interest  expense was  $180,000,  $163,000  and $29,000 in 2001,  2000 and 1999,
respectively. The increase in 2001 from 2000 and 1999 was due to finance changes related to various equipment leases.

Income tax benefit--
During 2001, 2000 and 1999, the Company sold New Jersey State net operating loss carryforwards and research and development credits which resulted in the recognition of a $1.1 million, $1.6 million and $2.7 million income tax benefit, respectively. Under the current legislation, the Company may be able to sell a minimum $634,000 of the remaining approved $2.4 million of tax benefits in 2002, assuming the State of New Jersey continues to fund this program, which is uncertain. The actual amount of net operating losses and tax credits the Company may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

Net Income/Loss--
Net loss was $12.1 million in 2001 and $27.3 million in 2000 compared to a net income of $729,000 in 1999. Net loss per share in 2001 and 2000 was $0.16 and $0.37 based on weighted average common shares outstanding of 77.8 million and
73.3 million, respectively. The 2000 net loss included $4.3 million or $0.06 per share for the cumulative effect of accounting change as a result of the adoption of SAB 101. The basic and diluted net income per common share in 1999 was $0.01 based on weighted average common shares outstanding of 67.2 million for basic and 68.2 million for diluted.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $11.3 million as of December 31, 2001, compared to $12.0 million as of December 31, 2000. The cash used for operating activities in 2001 was $13.4 million compared to $9.0 million in the same period of 2000. The increase in cash used for operating activities in 2001 was primarily due to increased development efforts in the proteomics programs, expenses relating to the manufacturing and purification processes for ProstaScint and the PSMA technologies, as well as to marketing costs associated with the 2001 launch of BrachySeed iodine prostate cancer product.

Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under license agreements and interest earned on cash and short-term investments. In October 2000, the Company entered into an equity financing facility with Acqua Wellington for up to $70 million of Common Stock. Under the terms of the agreement, Cytogen could, at its discretion, sell shares of its Common Stock to Acqua Wellington at a small discount to the market price. Pursuant to this Equity Financing Facility, in February 2001, the Company sold to Acqua Wellington 1,276,557 shares of its Common Stock at an aggregate price of $6.5 million or $5.092 per share. The Equity Financing Facility was terminated in June 2001.

In June 2001, the Company entered into a Share Purchase Agreement (the "Agreement") with the State of Wisconsin Investment Board ("SWIB"), pursuant to which the Company sold 1,820,000 shares of Cytogen common stock to SWIB for an aggregate purchase price of $8.2 million, before transaction costs, or $4.50 per share. In connection with the Agreement, the Company was required to discontinue the use of the Equity Financing Facility with Acqua Wellington and such agreement was terminated.

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

In January 2002, the Company sold 2,970,665 shares of Cytogen common stock to SWIB for an aggregate purchase price of $8.0 million or $2.69 per share.

In connection with our stock issuances to SWIB, we agreed not to enter into equity line arrangements in the future, issue certain securities at less than fair market value or undertake certain other securities issuances without requisite stockholder approval.

In January 2002, the Company received cash of $1.1 million relating to the December 2001 sale of New Jersey State net operating losses and research and development credits. Under the current legislation, the Company may be able to sell a minimum $634,000 of the remaining approved $2.4 million of tax benefits in 2002 assuming the State of New Jersey continues to fund for this program. The actual amount of net operating losses and tax credits the Company may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

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

The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products and licensing arrangements. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. However, Management believes that, if successful, such strategies may increase long-term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses, if ever. To fund these strategic and operating activities, the Company may sell equity or debt securities as market conditions permit or enter into credit facilities.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales programs. The Company expects that its existing capital resources should be adequate to fund the Company's operations for the foreseeable future. The Company cannot assure you that its business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when it reaches profitability, for further product development costs, product and technology acquisition costs, and working capital.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to our Consolidated Financial Statements includes a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. In addition, Financial Reporting Release No. 61 was recently released by the Securities and Exchange Commission to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

Revenue Recognition

We recognize revenue from the sale of our products upon shipment. We do not grant price protection to customers. Quadramet royalties are recognized when earned. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which provides guidance on the recognition of up-front, non-refundable license fees. Accordingly, we defer up-front license fees and recognize them over the estimated performance period of the related agreement. Since the term of the performance periods is subject to management's estimates, future revenues to be recognized could be affected by changes in such estimates.

Accounts Receivable

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. We continuously monitor collections and payments from our customers and maintain an allowance for uncollectibe accounts based upon our historical experience and any specific customer collection issues that we have identified. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust our allowance for doubtful accounts if our future bad debt expense exceeds our estimated reserve. We are subject to concentration risks as a limited number of our customers provide a high percent of total revenues, and corresponding receivables.

Inventories

Inventories are stated at the lower of cost or market, as determined using the first-in, first-out method, which most closely reflects the physical flow of our inventories. Our products and raw materials are subject to expiration dating. We regularly review quantities on hand to determine the need for reserves for excess and obsolete inventories based primarily on our estimated forecast of our product sales. Our estimate of future product demand may prove to be inaccurate, in which case we may have understated or overstated our reserve for excess and obsolete inventories.

Carrying Value of Fixed and Intangible Assets

Our fixed assets and certain of our acquired rights to market our products have been recorded at cost and are being amortized on a straight-line basis over the estimated useful life those assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. Adverse changes regarding future cash flows to be received from long-lived assets could indicate that an impairment exists, and would require the write down of the carrying value of the impaired asset at that time.

COMMITMENTS

As outlined in Note 7, 10 and 16 of the Notes to our Consolidated Financial Statements, we have entered into various contractual obligations and commercial commitments. The following table summarizes our contractual obligations as of December 31, 2001:


------------------------------------------------------------------------------------------------------
                                    Less than        1 to 3        4 to 5       After 5
Contractual Obligation               1 year          years         years         years         Total
------------------------------------------------------------------------------------------------------
Long-term debt                    $  160,000      $2,700,000            -             -      2,860,000
------------------------------------------------------------------------------------------------------
Capital lease obligations             85,000          13,000            -             -         98,000
------------------------------------------------------------------------------------------------------
Facility leases                      624,000         825,000      104,000             -      1,553,000
------------------------------------------------------------------------------------------------------
Other operating leases               124,000          64,000            -             -        188,000
------------------------------------------------------------------------------------------------------
Research and development contracts   559,000         515,000      260,000       515,000      1,849,000
------------------------------------------------------------------------------------------------------
Minimum royalty payments           1,000,000       3,000,000    2,000,000     5,000,000     11,000,000
------------------------------------------------------------------------------------------------------

In addition to the above, we are obligated to make certain royalty payments based on sales of the related product. We also are obligated to make certain milestone payments if our collaborative partners achieved specific development milestones or commercial milestones as outlined in Note 4 of the Notes to our Consolidated Financial Statements.

In connection with the acquisition of Prostagen, Inc. (see Note 5 to the Consolidated Financial Statements), the Company may issue up to $4.0 million worth of Cytogen Common Stock if certain milestones are achieved in the dendritic cell therapy and PSMA development programs. The Company is currently determinining whether the initial $2.0 million milestone has been met in the first quarter of 2002 based on the progress of the dendritic cell prostate cancer clinical trials being conducted by Northwest Biotherapeutics Inc. (NWBT, NASDAQ).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART 111


Item 10.   Directors and Executive Officers of the Company.

The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.   Executive Compensation.

The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters.

The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.   Certain Relationships and Related Transactions.

The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)    Documents filed as a part of the Report:

           (1) and (2)

The response to this portion of Item 14 is submitted as a separate section of this Form 10-K.

           (3)    Exhibits -


Exhibit No.
-----------

3.1 - Certificate of Incorporation of Cytogen Corporation, as amended. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1996, and incorporated herein by reference.

3.2    -  Certificate   of  Amendment  to  the   Restated   Certificate   of
          Incorporation of Cytogen Corporation, as amended. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 2000, and incorporated herein by reference.

3.3 - By-Laws of Cytogen Corporation, as amended. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 2001, and incorporated herein by reference.

4.1 - Amended and Restated Rights Agreement, dated as of October 19, 1998 between Cytogen Corporation and Chase Mellon Shareholder Services,
          L.L.C., as Rights Agent. The Amended and Restated Rights Agreement includes the Form of Certificate of Designations of Series C Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1998, and incorporated herein by reference.

 4.2 - Certificate of Designations of Series C Junior Participating Preferred Stock of Cytogen Corporation. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference.

10.1 - Lease Agreement, dated as of March 16, 1987, by and between Peregrine Investment Partners I, as lessor, and Cytogen Corporation, as lessee. Filed as an exhibit to Form 10-K Annual Report for Year Ended January 2, 1988, and incorporated herein by reference.

10.2. - Amendment, dated as of October 16, 1987, to Lease Agreement between Peregrine Investment Partners I and Cytogen Corporation. Filed as an exhibit to Form S-8 Registration Statement (No. 33-30595), and incorporated herein by reference.

10.3 - 1989 Employee Stock Option Plan. Filed as an exhibit to Form S-8 Registration Statement (No. 33-30595), and incorporated herein by reference. +

10.4.1 - 1988 Stock Option Plan for Non-Employee Directors. Filed as an exhibit to Form S-8 Registration Statement (No. 33-30595), and incorporated herein by reference. +

10.4.2 - Amendment to the Cytogen Corporation 1988 Stock Option Plan for Non-Employee Directors dated May 22, 1996. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1996, and incorporated herein by reference. +

10.5 - Standard Form of Indemnification Agreement entered into between Cytogen Corporation and its officers, directors, and consultants.
          Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-31280), and incorporated herein by reference. +

10.6 - 1989 Stock Option Policy for Outside Consultants. Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-31280), and incorporated herein by reference. +

10.7.1 - License Agreement dated as of March 31, 1993 between Cytogen Corporation and The Dow Chemical Company. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended July 3, 1993, and incorporated herein by reference.*

10.7.2 -  Amendment of the License Agreement between Cytogen Corporation and
          The Dow Chemical Company dated September 5, 1995. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1996, and incorporated herein by reference.*

10.7.3 - Second Amendment to the License Agreement between Cytogen Corporation and The Dow Chemical Company dated May 20, 1996. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended June 30, 1996, and incorporated herein by reference.*

10.8 - 1992 Cytogen Corporation Employee Stock Option Plan II, as amended. Filed as an exhibit to Form S-4 Registration Statement (No. 33-88612), and incorporated herein by reference. +

10.9 - License Agreement, dated March 10, 1993, between Cytogen Corporation and The University of North Carolina at Chapel Hill, as amended. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1994, and incorporated herein by reference.*

10.10 - Option and License Agreement, dated July 1, 1993, between Cytogen Corporation and Sloan-Kettering Institute for Cancer Research. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1994, and incorporated herein by reference.*

10.11 - Cytogen Corporation Amended and Restated 1995 Stock Option Plan. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 2001, and incorporated herein by reference. +

10.12 - Horosziewicz - Cytogen Agreement, dated April 20, 1989, between Cytogen Corporation and Julius S. Horosziewicz, M.D., DMSe. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1995, and incorporated herein by reference.*

10.13 - Marketing and Co-Promotion Agreement between Cytogen Corporation and C.R. Bard, Inc. effective August 1, 1996. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1996, and incorporated herein by reference.*

10.14 - Severance Agreement effective as of March 26, 1996 between Cytogen Corporation and John D. Rodwell, Ph.D. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1996, and incorporated herein by reference. +

10.15 - Cytogen Corporation Employee Stock Purchase Plan, as amended. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 2001, and incorporated herein by reference. +

10.16 - License Agreement between Targon Corporation and Elan Corporation, plc dated July 21, 1997. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1997, and incorporated herein by reference.*

10.17 - Employment Agreement effective as of December 23, 1996 between Cytogen Corporation and Dr. Graham S. May. Filed as an exhibit to Form 10-K/A-1 Amendment to Annual Report for the Year Ended December 31, 1997, and incorporated herein by reference. +

10.18 - Convertible Promissory Note dated as of August 12, 1998 between Cytogen Corporation and Elan International Services, Ltd. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1998, and incorporated herein by reference.

10.19 - Employment agreement effective as of August 20, 1998 between Cytogen Corporation and H. Joseph Reiser. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1998, and incorporated herein by reference. +

10.20 - License Agreement by and between Berlex Laboratories, Inc. and Cytogen Corporation dated as of October 28, 1998. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended September 30, 1998, and incorporated herein by reference.

10.21 - Manufacturing Space Agreement between Bard BioPharma L.P. and Cytogen Corporation dated as of January 7, 1999. Filed as an exhibit to Form S-1/A-1 Amendment to Registration Statement, filed with the Commission on January 27, 1999, and incorporated herein by reference.

10.22 - Employment Agreement effective as of June 10, 1997 between Cytogen Corporation and Donald F. Crane, Jr. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1999, and incorporated herein by reference. +

10.23 - Amended and Restated 1999 Stock Option Plan for Non-Employee Directors. Filed as an exhibit to Form 10-Q Quarterly Report for the
          quarter  ended  September  30,  2001,  and   incorporated   herein  by
          reference. +

10.24 - Strategic Alliance Agreement between AxCell Biosciences Corporation and InforMax, Inc. dated as of September 15, 1999. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1999, and incorporated herein by reference.*

10.25 - AxCell Biosciences Corporation Employee Stock Option Plan. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1999, and incorporated herein by reference. +

10.26  -  Master  Loan  and  Security   Agreement  No.  S7600  among  Cytogen
          Corporation, AxCell Biosciences Corporation and Finova Capital Corporation dated December 30, 1999. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1999, and incorporated herein by reference.

10.27 - Amendment No. 1 to Marketing and Co-Promotion Agreement effective as of January 1, 2000 by and between Cytogen Corporation and C.R. Bard, Inc. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

10.28 - License and Marketing Agreement by and between Cytogen Corporation and Advanced Magnetics, Inc. dated August 25, 2000. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.*

10.29 - Development and Manufacturing Agreement by and between Cytogen Corporation and DSM Biologics Company B.V. dated July 12, 2000. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.*

10.30 - Common Stock Purchase Agreement, dated September 29, 2000, by and between Cytogen Corporation and Acqua Wellington North American Equities Fund, Ltd. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 5, 2000, and incorporated herein by reference.

10.31 - Common Stock Purchase Agreement, dated October 4, 2000, by and between Cytogen Corporation and Acqua Wellington North American Equities Fund, Ltd. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 12, 2000, and incorporated herein by reference.

10.32 - Written Compensatory Agreement by and between Cytogen Corporation and H. Joseph Reiser dated August 24, 1998, as revised on July 11, 2000. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-48454), filed with the Commission on October 23, 2000, and incorporated herein by reference. +

10.33 - Written Compensatory Agreement by and between Cytogen Corporation and Lawrence Hoffman dated July 10, 2000. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-48454), filed with the Commission on October 23, 2000, and incorporated herein by reference. +

10.34 - Product Manufacturing and Supply Agreement by and between Cytogen Corporation and Draximage Inc. dated December 5, 2000. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. *

10.35  -  License  and   Distribution   Agreement  by  and  between   Cytogen
          Corporation and Draximage Inc. dated December 5, 2000. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. *

10.36 - Form of Executive Change of Control Severance Agreement by and between the Company and each of its Executive Officers. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Filed herewith. +

10.37.1- Lease Agreement by and between Newtown Associates, L.P. and AxCell Biosciences Corporation dated as of July 23, 1999. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Filed herewith.

10.37.2- First Amendment to the Lease Agreement by and between 826 Newtown Associates, L.P. and AxCell Biosciences Corporation dated as of March 16, 2001. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

10.38 - Cytogen Corporation Stock Payment Bonus Plan Program. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No.
          333-58384),   filed  with  the   Commission  on  April  6,  2001,  and
          incorporated herein by reference. +

10.39 - MFS Fund Distributors, Inc. 401(K) Profit Sharing Plan and Trust. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference. +

10.40 - Adoption Agreement for MFS Fund Distributors, Inc. Non-Standardized 401(K) Profit Sharing Plan and Trust, with amendments. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference.

10.41 - Cytogen Corporation Performance Bonus Plan with Stock Payment Program. Filed as an exhibit to Company's Registration Statement on Form S-8 (File No. 333-75304), filed with the Commission on December 17, 2001, and incorporated herein by reference. +

10.42 - Share Purchase Agreement by and between Cytogen Corporation and the State of Wisconsin Investment Board dated as of June 18, 2001. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 19, 2001, and incorporated herein by reference.

10.43 - Share Purchase Agreement by and between Cytogen Corporation and the State of Wisconsin Investment Board dated as of January 18, 2002. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 24, 2002, and incorporated herein by reference.

21     -  Subsidiaries of Cytogen Corporation. Filed herewith.

23     -  Consent of Arthur Andersen LLP. Filed herewith.

99.1 - Letter regarding certain representation of Arthur Andersen LLP, dated as of March 28, 2002. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Filed herewith.

+ Management contract or compensatory plan or arrangement.

* We have received confidential treatment of certain provisions contained in this exhibit pursuant to an order issued by the Securities and Exchange Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.

         (b) Reports on Form 8-K:

         We did not file any Current Reports on Form 8-K during the quarter ended December 31, 2001.

         On January 24, 2002, we filed a Current Report on Form 8-K relating to the issuance and sale of 2,970,665 shares of our Common Stock to the State of Wisconsin Investment Board for an aggregate purchase price of approximately $8.0 million pursuant to a share purchase agreement dated January 18, 2002.

         (c) Exhibits:

         The Exhibits  filed with this Form 10-K are listed above in response to
Item 14(a)(3).

         (d) Financial Statement Schedules:

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2002.

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


         Signature                                 Title                              Date
------------------------------   --------------------------------------------    --------------

/s/ H. Joseph Reiser             Chief Executive Officer and President           March 28, 2002
------------------------------   (Principal Executive Officer), and Director
H. Joseph Reiser

/s/ Lawrence R. Hoffman          Vice President & Chief Financial Officer        March 28, 2002
------------------------------   Treasurer and Secretary
Lawrence R. Hoffman              (Principal Financial and Accounting Officer)

/s/ John E. Bagalay, Jr.         Director                                        March 28, 2002
------------------------------
John E. Bagalay, Jr.

/s/ Stephen K. Carter            Director                                        March 28, 2002
------------------------------
Stephen K. Carter

/s/ James A. Grigsby             Director and Chairman of the Board              March 28, 2002
------------------------------
James A. Grigsby

/s/ Robert F. Hendrickson        Director                                        March 28, 2002
------------------------------
Robert F. Hendrickson

/s/ Kevin G. Lokay               Director                                        March 28, 2002
------------------------------
Kevin G. Lokay

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


                                                                                                    Page in
                                                                                                   Form 10-K
Report of Independent Public Accountants.........................................................      58

Consolidated Balance Sheets as of December 31, 2001 and 2000.....................................      59

Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999 .............      60

Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2001, 2000 and 1999....      61

Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999..............      62

Notes to Consolidated Financial Statements.......................................................      63


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Cytogen Corporation:

We have audited the accompanying consolidated balance sheets of Cytogen Corporation (a Delaware Corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cytogen Corporation and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the consolidated financial statements, effective January 1, 2000, the Company changed its method of accounting for revenue recognition.


                                                        ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 5, 2002

                               CYTOGEN CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                           (All amounts in thousands, except share data)

                                                                                   December 31,
                                                                             -----------------------
                                                                                2001          2000
                                                                             ---------     ---------
ASSETS:
Current Assets:
     Cash and cash equivalents ...........................................   $  11,309     $  11,993
     Marketable securities ...............................................       1,376             -
     Receivable on income tax benefit sold ...............................       1,103         1,625
     Accounts receivable, net ............................................       1,621         1,841
     Inventories .........................................................       1,889           883
     Other current assets ................................................         508           377
                                                                             ---------     ---------

         Total current assets ............................................      17,806        16,719

Property and Equipment, net ..............................................       1,831         2,193

Other Assets .............................................................       1,855         1,504
                                                                             ---------     ---------

                                                                             $  21,492        20,416
                                                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
    Current portion of long-term debt ...................................    $      77     $     151
    Accounts payable and accrued liabilities ............................        5,315         7,218
    Deferred revenue ....................................................          534           859
                                                                             ---------     ---------

         Total current liabilities .......................................       5,926         8,228
                                                                             ---------     ---------

Long-Term Debt ...........................................................       2,291         2,374
                                                                             ---------     ---------

Deferred Revenue .........................................................       2,061         2,596
                                                                             ---------     ---------

Commitments and Contingencies (Note 16)

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,400,000 shares authorized -
         Series C Junior Participating Preferred Stock, $.01 par value,
         200,000 shares authorized, none issued and outstanding ..........          -              -

     Common stock, $.01 par value, 250,000,000 shares authorized,
         78,937,000 and 75,594,000 shares issued and outstanding
         at December 31, 2001 and 2000, respectively .....................         789           756
     Additional paid-in capital ..........................................     350,867       335,938
     Deferred compensation ...............................................        (621)         (895)
     Accumulated other comprehensive income ..............................         860             -
     Accumulated deficit .................................................    (340,681)     (328,581)
                                                                             ---------     ---------

         Total stockholders' equity ......................................      11,214         7,218
                                                                             ---------     ---------


                                                                             $  21,492     $  20,416
                                                                             =========     =========

                The accompanying notes are an integral part of these statements.

                                  CYTOGEN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            (All amounts in thousands, except per share data)


                                                                           Year Ended December 31,
                                                                   -------------------------------------
                                                                      2001          2000          1999
                                                                   ---------     ---------     ---------
Revenues:
  Product related:
      ProstaScint ............................................     $  7,561      $  6,912      $  6,351
      BrachySeed .............................................          773             -             -
      OncoScint ..............................................          358           512           620
                                                                   --------      --------      --------
         Total product sales .................................        8,692         7,424         6,971

      Quadramet royalties ....................................        2,063         2,004         1,060
                                                                   --------      --------      --------
         Total product related ...............................       10,755         9,428         8,031

  License and contract .......................................          912         1,024         3,171
                                                                   --------      --------      --------

         Total revenues ......................................       11,667        10,452        11,202
                                                                   --------      --------      --------

Operating Expenses:
  Cost of product and contract manufacturing revenues ........        4,126         4,414         4,111
  Research and development ...................................       10,340         6,957         3,849
  Acquisition of marketing and technology rights .............            -        13,241         1,214
  Selling and marketing ......................................        6,314         6,126         4,210
  General and administrative .................................        4,947         4,934         3,501
                                                                   --------      --------      --------

         Total operating expenses ............................       25,727        35,672        16,885
                                                                   --------      --------      --------

         Operating loss ......................................      (14,060)      (25,220)       (5,683)

Insurance reimbursement ......................................          402             -             -
Gain on sale of laboratory and manufacturing facilities ......            -             -         3,298
Interest income ..............................................          635           774           441
Interest expense .............................................         (180)         (163)          (29)
                                                                   --------      --------      --------

         Loss before income taxes and cumulative effect
          of accounting change ...............................      (13,203)      (24,609)       (1,973)
Income tax benefit ...........................................       (1,103)       (1,625)       (2,702)
                                                                   --------      --------      --------

         Income (loss) before cumulative effect of
          accounting change ..................................      (12,100)      (22,984)          729
Cumulative effect of accounting change (Note 1) ..............            -        (4,314)            -
                                                                   --------      --------      --------

Net income (loss) ............................................     $(12,100)     $(27,298)     $    729
                                                                   ========      ========      ========

Net income (loss) per share:
         Basic and diluted net income (loss) before cumulative
          effect of accounting change ........................     $  (0.16)     $  (0.31)     $   0.01
         Cumulative effect of accounting change ..............           -          (0.06)            -
                                                                   --------      --------      --------
         Basic and diluted net income (loss) .................     $  (0.16)     $  (0.37)     $   0.01
                                                                   ========      ========      ========
Weighted average common shares outstanding:
         Basic ...............................................       77,783        73,337        67,179
                                                                   ========      ========      ========
         Diluted .............................................       77,783        73,337        68,187
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

                                      CYTOGEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (All amounts in thousands, except share data)

                                                                                            Accumulated
                                                                                               Other
                                                                     Additional  Deferred     Compre-      Accu-         Total
                                                         Common        Paid-in    Compen-     hensive     mulated    Stockholders'
                                                          Stock        Capital    sation      Income      Deficit        Equity
                                                        ---------   ------------ ---------  -----------  ----------  -------------

Balance, December 31, 1998                              $   619     $  301,836    $   -        $   -     $(302,012)    $     443

Issuance of  2,050,000 shares of common stock
   in connection with the acquisition of
   Prostagen Inc. ...................................       21           1,824        -            -             -         1,845
Sale of 6,527,002 shares of common stock ............       65           7,244        -            -             -         7,309
Issuance of options and warrants to purchase
   shares of common stock ...........................        -             221        -            -             -           221
Deferred compensation related to
   stock options ....................................        -              84      (84)           -             -             -
Amortization of deferred compensation ...............        -               -        2            -             -             2
Net income ..........................................        -               -        -            -           729           729
                                                      ---------      ---------    -----        -----     ---------     ---------

Balance, December 31, 1999 ..........................      705         311,209      (82)           -      (301,283)       10,549

Sale of 3,567,771 shares of
   common stock .....................................       36          10,342        -            -             -        10,378
Issuance of 1,500,000 shares of common stock
   in connection with the acquisition of
   product candidates marketing rights ..............       15          13,064        -            -             -        13,079
Issuance of options to purchase
   shares of common stock ...........................        -             261        -            -             -           261
Deferred compensation related to
   stock options ....................................        -           1,062   (1,062)           -             -             -
Amortization of deferred compensation ...............        -               -      249            -             -           249
Net loss ............................................        -               -        -            -       (27,298)      (27,298)
                                                      --------       ---------   ------        -----     ---------     ---------

Balance, December 31, 2000 ..........................      756         335,938     (895)           -      (328,581)        7,218

Sale of 3,241,485 shares of
   common stock .....................................       32          14,206        -            -             -        14,238
Issuance of stock and stock options related
   to compensation ..................................        1             281        -            -             -           282
Issuance of options and warrants to purchase
   shares of common stock ...........................        -             201        -            -             -           201
Deferred compensation related to
   stock options ....................................        -             241     (241)           -             -             -
Amortization of deferred compensation ...............        -               -      515            -             -           515
                                                                                                                       ---------
Comprehensive loss:
   Net loss .........................................        -               -        -            -       (12,100)      (12,100)
   Unrealized gain on marketable securities .........        -               -        -          860             -           860
                                                                                                                       ---------
        Total comprehensive loss ....................                                                                    (11,240)
                                                      --------       ---------   ------        -----     ---------     ---------

Balance, December 31, 2001 .......................... $    789       $ 350,867   $ (621)       $ 860     $(340,681)    $  11,214
                                                      ========       =========   ======        =====     =========     =========

                The accompanying notes are an integral part of these statements.

                                    CYTOGEN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (All amounts in thousands)


                                                                                Year Ended December 31,
                                                                      ---------------------------------------
                                                                         2001           2000           1999
                                                                      ----------     ----------     ---------
Cash Flows From Operating Activities:
Net income (loss)...................................................  $ (12,100)     $ (27,298)     $     729
                                                                      ---------      ---------      ---------
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization .................................      1,186         1,027          1,051
     Imputed interest (income) expense .............................        (43)           29             87
     Warrant, stock and stock option grants ........................        201           261            221
     Stock based compensation expenses .............................        608           249              2
     Amortization of deferred revenue ..............................       (860)         (859)             -
     Acquisition of marketing and technology rights ................          -        13,079          1,214
     Cumulative effect of accounting change ........................          -         4,314              -
     Write down of property and equipment ..........................          -             -             79
     Gain on sale of laboratory and manufacturing facilities .......          -             -         (3,298)
     Gain on sale of other property and equipment ..................          -          (148)           (54)
     Changes in assets and liabilities:
         Accounts receivable, net ..................................        263           397           (715)
         Inventories ...............................................     (1,006)         (198)          (435)
         Other assets ..............................................         24        (1,631)           (97)
         Accounts payable and accrued liabilities ..................     (1,714)        1,740         (2,661)
                                                                      ---------     ---------      ---------

                   Total adjustments ...............................     (1,341)       18,260         (4,606)
                                                                      ---------     ---------      ---------

         Net cash used in operating activities .....................    (13,441)       (9,038)        (3,877)
                                                                      ---------     ---------      ---------

Cash Flows From Investing Activities:
Purchases of property and equipment ................................       (813)       (1,209)          (523)
Purchase of product rights .........................................       (500)         (500)             -
Net cash acquired from Prostagen, Inc. .............................          -             -            550
Net proceeds from sale of laboratory and manufacturing facilities...          -             -          3,584
Net proceeds from sale of other property and equipment .............          -           148            714
(Increase) decrease in short-term investments ......................          -         1,593         (1,593)
                                                                      ---------     ---------      ---------
         Net cash provided by (used in) investing activities .......     (1,313)           32          2,732
                                                                      ---------     ---------      ---------

Cash Flows From Financing Activities:
Proceeds from sale of common stock .................................     14,238        10,378          9,809
Payments of long-term liabilities ..................................       (168)         (180)          (878)
                                                                      ---------     ---------      ---------
         Net cash provided by financing activities .................     14,070        10,198          8,931
                                                                      ---------     ---------      ---------

Net increase (decrease) in cash and cash equivalents ...............       (684)        1,192          7,786
Cash and cash equivalents, beginning of year .......................     11,993        10,801          3,015
                                                                      ---------     ---------      ---------
Cash and cash equivalents, end of year .............................  $  11,309     $  11,993      $  10,801
                                                                      =========     =========      =========

                The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Cytogen Corporation ("Cytogen" or the "Company") is a biopharmaceutical company with an established and growing product line in prostate cancer and other areas of oncology. FDA-approved products include ProstaScint(R) (a monoclonal antibody-based imaging agent used to image the extent and spread of prostate cancer); BrachySeed(TM) I-125 and Pd-103, (uniquely designed, next-generation radioactive seed implants for the treatment of localized prostate cancer); and Quadramet(R) (a therapeutic agent marketed for the relief of bone pain in prostate and other types of cancer). Cytogen is evolving a pipeline of oncology product candidates by developing its prostate specific membrane antigen, or PSMA technologies, which are exclusively licensed from Memorial Sloan-Kettering Cancer Center.

AxCell, a subsidiary of Cytogen Corporation, is engaged in the research and development of novel biopharmaceutical products using its growing portfolio of functional proteomics solutions and collection of proprietary signal transduction pathway information. Through the systematic and industrialized measurement of protein-to-protein interactions, AxCell is assembling ProChart(TM), a proprietary database of signal transduction pathway information that is relevant in a number of therapeutically important classes of molecules including growth factors, receptors and other potential protein therapeutics or drug targets. AxCell's database content and functional proteomics tools are available on a non-exclusive basis to biotechnology, pharmaceutical and academic researchers. AxCell is expanding and accelerating its research activities to further elucidate the role of novel proteins and pathways in ProChart(TM), through both external collaborations and internal data mining.

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

Statements of Cash Flows

Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with maturity of three months or less at the time of purchase. Cash paid for interest expense was $180,000, $99,000 and $44,000 in 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the Company purchased $11,000, $49,000 and $223,000, respectively, of equipment under various capital leases.

Marketable Securities

In connection with the acquisition of Prostagen Inc. in June 1999 (see Note 5), the Company received 275,350 shares of Northwest Biotherapeutics, Inc. common stock. The Company has classified this investment as available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains or losses reported as a separate component of stockholders' equity. As of December 31, 2001, the Company had an unrealized gain of $860,000 related to this investment. There is no assurance, however that the Company can sell these securities within a reasonable amount of time without negatively effecting the price of the stock since the daily trading volume has been low.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Receivables

At December 31, 2001 and 2000, accounts receivable were net of an allowance for doubtful accounts of $30,000 and $35,000, respectively. The Company charged to expense $0, $0 and $10,000 as a provision for doubtful accounts and wrote off $5,000, $47,000 and $0 of uncollectible accounts in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company had a $1.1 million and $1.6 million receivable, respectively, due from Public Service Electric and Gas Company relating to the sales of New Jersey state operating loss carryforwards and research and development credits. The Company received the proceeds from these receivables in January 2002 and 2001, respectively.

Inventories

The Company's inventories are primarily related to ProstaScint and OncoScint CR/OV. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                               December 31,
                                                               ------------
                                                            2001         2000
                                                            ----         ----

     Raw materials...................................   $  506,000     $718,000
     Work-in process.................................    1,371,000       59,000
     Finished goods..................................       12,000      106,000
                                                        ----------     --------
                                                        $1,889,000     $883,000
                                                        ==========     ========

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

                                                               December 31,
                                                               ------------
                                                            2001        2000
                                                            ----        ----

     Leasehold improvements...........................  $3,425,000  $ 3,211,000
     Equipment and furniture..........................   6,224,000    5,668,000
                                                        ----------  -----------

                                                         9,649,000    8,879,000
     Less - accumulated depreciation and amortization   (7,818,000)  (6,686,000)
                                                        ----------  -----------
                                                        $1,831,000  $ 2,193,000
                                                        ==========  ===========

In 1999, the Company sold certain of its laboratory and manufacturing facilities to Bard BioPharma L.P., a subsidiary of Purdue Pharma L.P. ("Purdue"), for $3.6 million, net of approximately $300,000 of transaction costs. As a result of the sale, the Company recognized a gain of approximately $3.3 million during 1999.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and long-term debt. The Company believes the carrying value of these assets and liabilities are considered to be representative of their fair market value.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," if indicators of impairment exist, Management assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Management measures the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. Management believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and, accordingly, the Company has not recognized any impairment losses through December 31, 2001.

Other Assets

Other assets consists of the following:

                                                                December 31,
                                                                ------------
                                                             2001         2000
                                                             ----         ----

  Investment in Northwest Biotherapeutics, Inc.........  $      -     $  516,000
  BrachySeed Marketing Rights (Note 4).................     903,000      496,000
  Investment in PSMA Development Co. LLC (Note 6)......     588,000       20,000
  Other ...............................................     364,000      472,000
                                                         ----------   ----------
                                                         $1,855,000   $1,504,000
                                                         ==========   ==========

Revenue Recognition

Product related revenues include product sales by Cytogen to its customers and Quadramet royalties. Product sales are recognized upon shipment of the finished goods. The Company does not grant price protection to its customers. Royalties are recognized as revenue when earned.

License  and  contract  revenues  include  milestone  payments  and  fees  under collaborative agreements with third parties, revenues from contract manufacturing and research services, and revenues from other miscellaneous sources. In 2000, the Company discontinued contract manufacturing services, concurrent with the sale of the manufacturing and laboratory facilities (see Property and Equipment above) and therefore received no revenue from this source since 2000.

Effective January 1, 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which, as applied to the Company, requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $4.3 million or $0.06 per share, which reflects the deferral of an up-front license fee received from Berlex Laboratories, Inc. ("Berlex"), net of associated costs, related to the licensing of Quadramet recognized in October 1998 and a license fee for certain applications of PSMA to a joint venture formed by Cytogen and Progenics Pharmaceuticals Inc. ("Progenics") recognized in June 1999 (see Note 6). Previously, the Company had recognized up-front license fees when the Company had no obligations to return the fees under any circumstances. Under SAB 101, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the years ended December 31, 2001 and 2000, the Company recognized $860,000 and $859,000 in revenues, respectively, that were included in the cumulative effect adjustment as of January 1, 2000.

Prior year financial statements have not been restated to apply SAB 101 retroactively; however, the following pro forma amounts present the net loss to common stockholders and net loss per share assuming the Company had retroactively applied SAB 101.


                                                     Year Ended December 31,
                                                --------------------------------
                                                     2000               1999
                                                -------------     --------------

  Net income (loss), as reported..............  $(27,298,000)     $     729,000
                                                =============     ==============

  Net income (loss) per share, as reported....  $      (0.37)     $        0.01
                                                =============     ==============

  Pro forma net loss .........................  $(22,984,000)     $    (484,000)
                                                =============     ==============

  Pro forma net loss per share................  $      (0.31)     $       (0.01)
                                                =============     ==============

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Research and Development

Research and development expenditures consist of projects conducted by the Company and payments made to sponsored research programs and consultants. All research and development costs are charged to expense as incurred. Research and development expenditures for customer sponsored programs were $17,000, $45,000 and $194,000 in 2001, 2000 and 1999, respectively.

Patent Costs

Patent costs are charged to expense as incurred.

Net Income (Loss) Per Share

Basic net income (loss) per common share is based upon the weighted average common shares outstanding during each period. Diluted net income per common share in 1999 is based upon the weighted average common shares outstanding and common stock equivalents, which represent the incremental common shares that would have been outstanding under certain employee stock options and warrants, upon assumed exercise of dilutive stock options and warrants. Diluted net loss per share for 2001 and 2000 is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive (see Note 12).

Other Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income by their nature and disclose of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

2.  DSM  BIOLOGICS COMPANY B.V.

In July 2000, the Company entered into a Development and Manufacturing Agreement with DSM Biologics Company B.V. ("DSM"), pursuant to which DSM will conduct certain development activities with respect to ProstaScint, including the delivery of a limited number of batches of ProstaScint for testing and evaluation purposes. Under the terms of such agreement, and subject to the satisfactory performance thereof by DSM and the achievement of certain regulatory approvals for the manufacturing of ProstaScint, the parties are obligated to negotiate in good faith a long term supply agreement. Notwithstanding the parties' obligations to perform under the agreement or to negotiate a supply agreement in good faith, the Company cannot be certain that DSM will satisfactorily perform its obligations thereunder or that the parties will be able to negotiate a supply agreement on commercially satisfactory terms, if at all. Alternatively, the Company has the option, but not the obligation, to enter into certain licensing arrangements with DSM for the technology developed on terms and conditions to be agreed upon by the parties. In 2001 and 2000, the Company recorded $3.2 million and $559,000, respectively, of development expenses related to this agreement.

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

In exchange for the future marketing rights to Combidex and Code 7228, Cytogen issued 1.5 million shares of its Common Stock to Advanced Magnetics at closing and may issue an additional 500,000 shares, which are currently in escrow, subject to the achievement of certain milestones. Since the Advanced Magnetics' product candidates have not yet received FDA approval, the Company recorded a $13.2 million charge in the December 31, 2000 consolidated statement of operations for the acquisition of marketing and technology rights, of which $13.1 million was non-cash and represented the fair value of the 1.5 million shares of Common Stock issued. There can be no assurance that Advanced Magnetics will receive FDA approval to market Combidex or Code 7228 in the United States.

4.  DRAXIMAGE INC.

In December 2000, the Company entered into a Product Manufacturing and Supply Agreement with Draximage, Inc. ("Draximage") to market and distribute BrachySeed implants for prostate cancer therapy in the U.S. Under the terms of the agreement, Draximage will supply radioactive iodine and palladium seeds to Cytogen in exchange for product transfer payments, royalties on sales and certain milestone payments. Cytogen paid Draximage $500,000 upon execution of

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


the contract in 2000 and $500,000 upon the first sale of the Iodine-125 BrachySeeds in 2001. These payments have been recorded as other assets in the accompanying consolidated balance sheet (see Note 1) and are being amortized over the ten year term of the Draximage agreement. Amortization of these rights was $93,000 and $4,000 in 2001 and 2000, respectively. Pursuant to the agreement, Cytogen will pay Draximage $1.0 million upon the first sale of the palladium-103 BrachySeeds. The Company launched the radioactive iodine BrachySeed in the U.S. in the first half of 2001.

5.  ACQUISITION OF PROSTAGEN, INC.

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

The Company had sublicensed PSMA to Prostagen for prostate cancer immunotherapy in 1996. In connection with the acquisition, Cytogen acquired approximately $550,000 in cash, a minority ownership in Northwest Biotherapeutics, Inc., which is developing PSMA for dendritic cell therapy, and a contract with Velos, Inc. for marketing a cancer patient software management program for hospitals and health care payors. In addition, the Company may issue up to an additional $4.0 million worth of Cytogen Common Stock if certain milestones are achieved in the dendritic cell therapy and PSMA development programs. The Company may also issue up to 500,000 shares of Cytogen Common Stock upon beneficial resolution of other contractual arrangements entered into by Prostagen.

6.  PROGENICS PHARMACEUTICALS, INC. JOINT VENTURE

In June 1999, Cytogen entered into a joint venture with Progenics, PSMA Development Co. LLC (the "Joint Venture"), to develop vaccine and antibody-based immunotherapeutic products utilizing Cytogen's proprietary PSMA technology. The Joint Venture is owned equally by Cytogen and Progenics. Through November 2001, Progenics funded the first $3.0 million of development costs of the Joint Venture. Beginning in December 2001, the Company and Progenics began to equally share the future costs of the Joint Venture. Cytogen has the exclusive North American marketing rights on products developed by the Joint Venture.

The Company accounts for the Joint Venture using the equity method of accounting. As discussed above, through November 2001, Progenics was obligated to fund the initial $3.0 million of the development costs. Beginning in December 2001, Cytogen began to recognize 50% of the Joint Venture's operating results, expected to be losses, in its consolidated statement of operations. For the year ended December 31, 2001, Cytogen recognized $332,000 of these losses. As of December 31, 2001, the carrying value of the Company's investment in the Joint Venture was $588,000 which represents Cytogen's investment to date in the Joint Venture, less its cumulative share of losses, which net investment is recorded in other assets (see Note 1).

In connection with the licensing of the PSMA technology to the Joint Venture in June 1999, Cytogen recognized approximately $1.8 million in license fee revenue. In connection with the adoption of SAB 101, effective January 1, 2000 (see Note
1),  the  Company  deferred   approximately  $1.5  million  of  this  previously
recognized license fee and recognized $599,000 of the deferred revenue as license and contract revenue in each of the years in 2001 and 2000. The remaining $275,000 of deferred revenue will be recognized on a straight-line basis through June 2002, the estimated term of the development program.

7.  THE DOW CHEMICAL COMPANY

In 1993, Cytogen acquired from The Dow Chemical Company ("Dow") an exclusive license for the treatment of osteoblastic bone metastases in the U.S. for Quadramet. This license was amended in 1995 and 1998 to expand the territory to include Canada, Latin America, Europe and Japan, in 1996 to expand the field to include all osteoblastic diseases, and in 1998 to include rheumatoid arthritis. The agreement also requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or a guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. The Company recorded $824,000, $802,000 and $500,000, in royalty expense for 2001, 2000 and 1999, respectively. Future annual minimum royalties due to Dow are $1.0 million per year in 2002 through 2012.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


8.  REVENUES FROM MAJOR CUSTOMERS

Revenues from major customers (greater than 10%) as a percentage of total revenues were as follows:

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2001    2000    1999
                                                           ----    ----    ----
   Berlex Laboratories Inc...............................   20%     22%      9%
   Progenics Pharmaceuticals, Inc. (see Note 6)..........    5       6      16
   Mallinckrodt Medical Inc..............................   20      19      16
   Medi-Physics..........................................   12       7      15
   Syncor International Corporation......................   11      11      10


Mallinckrodt Medical Inc., Medi-Physics and Syncor International Corporation are chains of radiopharmacies, which distribute ProstaScint and OncoScint CR/OV kits.

Revenues from Berlex and Progenics in 2001 and 2000 include the recognition of deferred revenue following the adoption of SAB 101.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                              December 31,
                                                              ------------
                                                          2001           2000
                                                          ----           ----
 Accounts payable.................................... $1,166,000     $2,700,000
 Accrued payroll and related expenses................    989,000      1,791,000
 Accrued research contracts and materials............    831,000        218,000
 Accrued commission and royalties....................    250,000        205,000
 Accrued professional and legal......................  1,061,000        755,000
 Facility payable....................................    462,000      1,125,000
 Other accruals......................................    556,000        424,000
                                                      ----------     ----------

                                                      $5,315,000     $7,218,000
                                                      ==========     ==========
10. LONG-TERM DEBT

                                                             December 31,
                                                             ------------
                                                          2001          2000
                                                          ----          ----

 Due to Elan Corporation, plc........................ $2,280,000     $2,280,000
 Capital lease obligations...........................     88,000        245,000
                                                      ----------     ----------
                                                       2,368,000      2,525,000
 Less:   Current portion.............................    (77,000)      (151,000)
                                                      ----------     ----------

                                                      $2,291,000     $2,374,000
                                                      ==========     ==========


In August 1998, Cytogen received $2.0 million from Elan Corporation, plc ("Elan") in exchange for a convertible promissory note. The note is convertible into shares of Cytogen Common Stock at $2.80 per share, subject to adjustments, and matures in August 2005. The note bears annual interest of 7%, compounded semi-annually, however, such interest is not payable in cash but is added to the principal for the first 24 months; thereafter, interest is payable in cash. In 2001, 2000 and 1999, the Company recorded $160,000 and $141,000 and $146,000, respectively, in interest expense on this note.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The Company leases certain equipment under capital lease obligations, which will expire on various dates through 2004. Property and equipment leased under non-cancellable capital leases have a net book value of $210,000 at December 31, 2001. Payments to be made under capital lease obligations (including total interest of $11,000) are $85,000 in 2002, $9,000 in 2003 and $4,000 in 2004.

11. COMMON STOCK

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

In August 1999, the Company sold to the State of Wisconsin Investment Board ("SWIB") 3,105,590 shares of Cytogen Common Stock at an aggregate price of $5.0 million, or $1.61 per share.

In 2000, the Company sold 1.0 million shares of Cytogen Common Stock to Berlex for $1.0 million or $1.00 per share upon an exercise of a warrant and approximately 1.7 million additional shares of Cytogen Common Stock for total proceeds of $3.5 million at an average price of $2.12 per share upon the exercises of employee stock options and other warrants.

In September 2000, the Company sold to Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") 902,601 registered shares of Cytogen Common Stock at an aggregate price of $6.0 million or $6.647 per share. In October 2000, the Company entered into an equity financing facility with Acqua
Wellington for up to $70 million of Common Stock. Under the terms of the agreement, Cytogen could, at its discretion, sell shares of its Common Stock to Acqua Wellington at a small discount to the market price. Pursuant to this Equity Financing Facility, in February 2001, the Company sold to Acqua Wellington 1,276,557 shares of its Common Stock at an aggregate price of $6.5 million or $5.092 per share. The Equity Financing Facility was terminated in June 2001.

In June 2001, the Company entered into a Share Purchase Agreement (the "Agreement") with SWIB, pursuant to which the Company sold 1,820,000 shares of Cytogen Common Stock to SWIB for an aggregate purchase price of $8.2 million, before transaction costs, or $4.50 per share. In connection with the Agreement, the Company was required to discontinue the use of the Equity Financing Facility and such agreement was terminated.

In January 2002, the Company sold 2,970,665 shares of Cytogen Common Stock to SWIB for an aggregate purchase price of $8.0 million or $2.69 per share pursuant to a January 2002 Share Purchase Agreement between SWIB and the Company. In connection with our stock issuances to SWIB, the Company agreed not to enter into equity line arrangements in the future, issue certain securities at less than fair market value or undertake certain other securities issuances without requisite stockholder approval.

12. STOCK OPTIONS

The Company has various stock option plans that provide for the issuance of incentive and non-qualified stock options to purchase Cytogen Common Stock ("Cytogen Options") to employees, non-employee directors and outside consultants, for which an aggregate of 6,078,888 shares of Common Stock have been reserved. The persons to whom Cytogen Options may be granted and the number, type, and terms of the Cytogen Options vary among the plans. Cytogen Options are granted with an exercise term of 10 years and generally become exercisable in installments over periods of up to 5 years at an exercise price determined either by the plan or equal to the fair market value of the Cytogen Common Stock at the date of grant. Under certain circumstances, vesting may accelerate. Activity under these plans was as follows:

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                                               Aggregate
                                        Number of            Price Range        Exercise
                                     Cytogen Options          Per Share          Price
                                     ---------------       --------------     -----------
Balance at December 31, 1998            6,042,295          $ 0.70 - 16.63     $15,449,915
   Granted                                536,155            0.95 -  2.67       1,068,223
   Exercised                             (231,842)           0.81 -  2.69        (306,507)
   Cancelled                           (1,266,609)           0.80 -  8.06      (5,963,368)
                                       ----------                             -----------

Balance at December 31, 1999            5,079,999            0.70 - 16.63      10,248,263
   Granted                              1,340,500            2.47 - 16.94       8,530,540
   Exercised                           (1,343,439)           0.83 - 16.63      (3,210,282)
   Cancelled                            (380,766)            0.95 - 16.94      (1,024,568)
                                       ---------                              -----------

Balance at December 31, 2000            4,696,294            0.70 - 16.94      14,543,953
   Granted                                747,360            2.56 -  6.13       2,845,773
   Exercised                             (130,904)           0.70 -  2.84        (217,478)
   Cancelled                             (370,269)           0.83 - 16.94      (1,627,480)
                                       ----------                             -----------
Balance at December 31, 2001            4,942,481          $ 0.70 - 16.94     $15,544,768
                                       ==========                             ===========

The following table summarizes information about Cytogen stock options at December 31, 2001:


       Outstanding Cytogen Stock Options                          Exercisable Cytogen Stock Options
------------------------------------------------       ----------------------------------------------------

                                Weighted-Average
                                   Remaining                                               Weighted-Average
   Range of          Outstanding  Contractual          Weighted-Average       Exercisable        Exercise
Exercise Prices        Shares        Life               Exercise Price           Shares           Price
---------------      ----------   -----------           --------------        -----------       --------
$ 0.70 - 1.83        2,348,452        6.6                   $ 1.09             1,510,052         $ 1.09
  1.84 - 3.67        1,363,896        8.1                     2.76               657,845           2.30
  3.68 - 5.50          418,300        7.0                     4.86               190,300           5.03
  5.51 - 7.33          251,333        5.9                     5.98               184,567           5.94
  7.34 - 9.17           45,500        4.8                     7.80                43,100           7.74
  9.18 -11.00          501,000        8.5                    10.14               167,067          10.14
 16.50 -16.94           14,000        1.9                    16.56                12,800          16.53
                     ---------                                                 ---------
$ 0.70 -16.94        4,942,481        7.2                   $ 3.35             2,765,731         $ 2.70
                     =========                                                 =========

At December 31, 2001, Cytogen Options to purchase 2,765,731 shares of Cytogen Common Stock were exercisable and 1,136,407 shares of Cytogen Common Stock were available for issuance under approved plans of additional options that may be granted under the plans.

Included in the above tables is a Cytogen Option granted to a key employee in 1998 to purchase 2,250,000 shares of Cytogen Common Stock at an exercise price of $1.0937 per share, of which, the vesting of 1,350,000 shares ("Performance Options") are subject to the completion of certain performance based milestones as determined by the Board of Directors (the "Board"). During 2000 and 1999, the Board approved the commencement of vesting for 225,000 and 675,000 of the Performance Options, respectively, upon the achievement of certain milestones. In 2000 and 1999, the Company recorded $1.1 million and $84,000, respectively, of deferred compensation related to the vesting of the Performance Options, which represents the fair market value of Cytogen's Common Stock in excess of the exercise price of the option on the date, which the Board determined the performance milestones had been met. Deferred compensation is being amortized over the three-year vesting period of the Performance Options.

AxCell, a subsidiary of Cytogen Corporation, also has a stock option plan that provides for the issuance of incentive and non-qualified stock options to purchase AxCell Common Stock ("AxCell Options") to employees, for which 2,000,000 shares of AxCell common stock have been reserved. As of December 31, 2001, 8,000,000 shares of AxCell Common Stock are outstanding; all of which are held by Cytogen. AxCell Options are granted with an exercise term of 10 years and generally become exercisable in installments over periods of up to 5 years at an exercise price determined either by the plan or equal to the fair market

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


value of AxCell Common Stock at the date of grant. The Company granted AxCell Options to purchase 438,365 and 229,028 shares of AxCell Common Stock during 2001 and 1999, respectively. The exercise prices range from $0.63 to $4.63 (weighted average of $3.69) in 2001 and $0.63 to $0.80 (weighted average of $0.68) in 1999. As of December 31, 2001, options to purchase 578,602 shares of AxCell Common Stock were outstanding, of which 349,208 shares were exercisable and 1,421,398 shares were available for future grant. During 2001, in connection with the grant of AxCell Options, the Company recorded deferred compensation of $241,000, representing the estimated fair value of AxCell Common Stock in excess of the exercise price of the options on the date such options were granted. The deferred compensation is being amortized over the vesting period of the options.

The Company adopted an employee stock purchase plan under which eligible employees may elect to purchase shares of Cytogen Common Stock at the lower of 85% of fair market value as of the first trading day of each quarterly participation period, or as of the last trading day of each quarterly participation period. In 2001, 2000 and 1999, employees purchased 12,869, 32,385 and 29,209 shares, respectively, for aggregate proceeds of $28,000, $80,000 and $29,000, respectively. The Company has reserved 355,497 shares for future issuance under its employee stock purchase plan.

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

                                                                         Year Ended December 31,
                                                                         -----------------------
                                                                  2001            2000            1999
                                                                  ----            ----            ----

Net income (loss), as reported                               $(12,100,000)   $(27,298,000)       $729,000
Pro forma net loss                                           $(17,423,000)   $(30,689,000)    $(1,103,000)

Basic and diluted net income (loss) per share, as reported         $(0.16)         $(0.37)          $0.01
Basic and diluted pro forma net loss per share                     $(0.22)         $(0.42)         $(0.02)

The weighted average fair value of the options granted under the Cytogen stock option plans during 2001, 2000 and 1999 is estimated as $3.07, $5.40 and $1.29 per option, respectively, on the date of grant using the Black-Scholes pricing model with the following assumptions for 2001, 2000 and 1999: dividend yield of zero, volatility of 124.95%, 120.39% and 87.99%, respectively, risk-free interest rate of 4.55%, 5.98% and 5.85%, respectively, and an expected life ranging from 4 to 5 years. The average fair value per option ascribed to the employee stock purchase plan during 2001, 2000 and 1999 is estimated at $1.47, $1.35 and $0.40, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999: dividend yield of zero, volatility of 125.41%, 109.83% and 111.48%, respectively, risk free interest rate of 4.12%, 5.52% and 4.46%, respectively, and expected life of three months. The weighted average fair value of AxCell Options granted during 2001 and 1999 is estimated at $4.06 and $0.49, respectively, on the date of grant using the Black-Scholes pricing model with the following assumptions for 2001 and 1999: dividend yield of zero, volatility of 124.91% and 88.61%, respectively, risk-free interest rate of 4.59% and 5.81%, respectively, and an expected life of 5 years.

13. RELATED PARTY TRANSACTION

Consulting services have been provided to the Company under an agreement with the Chairman of the Board of Directors related to time spent in that function on Company matters. Fees and expenses under this agreement were $53,000, $54,000 and $136,000 in 2001, 2000 and 1999, respectively.

14. RETIREMENT SAVINGS PLAN

The Company maintains a defined contribution plan for its employees. The contribution is determined by the Board of Directors each year and is based upon a percentage of gross wages of eligible employees. The plan provides for vesting over four years, with credit given for prior service. The Company also makes contributions under a 401(k) plan in amounts, which match up to 50% of the salary deferred by the participants. Matching is capped at 6% of deferred salaries. Total expense was $140,000, $95,000 and $182,000 for 2001, 2000 and
1999, respectively.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


15. INCOME TAXES

As of December 31, 2001, Cytogen had federal net operating loss carryforwards of approximately $241 million. The Company also had federal and state research and development tax credit carryforwards of approximately $6.8 million. These net operating loss and credit carryforwards will expire through 2021. In addition, certain operating loss and credit carryforwards began to expire in 1995.

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

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based upon the Company's loss history, a valuation allowance for deferred tax assets has been provided:


                                                                         2001              2000
                                                                         ----              ----
      Deferred tax assets:
         Net operating loss carryforwards                          $  81,860,000       $ 74,800,000
         Capitalized research and development expenses                11,808,000         15,800,000
         Research and development credit                               6,800,000          6,800,000
         Acquisition of in-process technology                            720,000            800,000
         Other, net                                                    9,738,000          5,800,000
                                                                   -------------       ------------
              Total deferred tax assets                              110,926,000        104,000,000
              Valuation allowance for deferred tax assets           (110,926,000)      (104,000,000)
                                                                   -------------       ------------
                 Net deferred tax assets                           $           -       $          -
                                                                   =============       ============

In 1995, Cytogen acquired CytoRad and Cellcor, both of which had net operating loss carryforwards. Due to Section 382 limitations, approximately $10 million of CytoRad and $12.0 million of Cellcor carryforwards may be available to offset future taxable income. A full valuation allowance was established on the acquisition dates as realization of these tax assets is uncertain.

During 2001 and 2000, the Company sold New Jersey state operating loss carryforwards and research and development credits, resulting in the recognition of a $1.1 million and $1.6 million tax benefit, respectively.

16. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancellable operating leases that expire at various times through 2006. Rent expense on these leases was $1.6 million, $1.3 million and $998,000 in 2001, 2000 and 1999, respectively. Minimum future obligations under the operating leases are $1.7 million as of December 31, 2001 and will be paid as follows: $748,000 in 2002, $408,000 in 2003, $344,000 in 2004, $137,000 in 2005 and $104,000 in 2006.

The Company is obligated to make minimum future payments under research and development contracts that expire at various times. As of December 31, 2001, the minimum future payments under contracts are $559,000 in 2002, $213,000 in 2003, $172,000 in 2004 and $130,000 each year from 2005 and thereafter. In addition, the Company is obligated to pay royalties on revenues from commercial product sales including certain guaranteed minimum payments.

On March 17, 2000, we were served with a complaint filed against us in the United States Federal Court for the District of New Jersey by M. David Goldenberg ("Goldenberg") and Immunomedics, Inc. (collectively "Plaintiffs") The litigation claims that our ProstaScint product infringes a patent purportedly owned by Goldenberg and licensed to Immunomedics. We believe that ProstaScint does not infringe this patent, and that the patent is invalid and unenforceable. In addition, we have certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be offset against royalty payments on sales of ProstaScint. In addition, the patent sought to be enforced in the litigation has now expired; as a result, the claim even if successful would not result in an injunction barring the continued sale of ProstaScint or affect any other of our products or technology. However, given the uncertainty associated with litigation, we cannot give any assurance that the litigation could not result in a material expenditure to us. On December 17, 2001, we filed a motion for summary judgment of non-infringement of the asserted claims of the patent-in-suit. The Plaintiffs have indicated that they will file a cross-motion for summary judgment with their opposition to our motion. A hearing on these motions is likely to take place in the Spring of 2002.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


17. CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED

The following table provides quarterly data for the years ended December 31, 2001 and 2000.

                                                                            Three Months Ended
                                                            ------------------------------------------------
                                                             March 31,     June 30,    Sept. 30,    Dec. 31,
                                                               2001         2001         2001         2001
                                                            ----------     -------     ---------    --------

                                                              (amounts in thousands except per share data)

     Total revenues....................................     $  2,991     $  2,834     $  2,800     $  3,042

     Total operating expenses .........................        5,817        6,031        6,697        7,182
                                                            --------     --------     --------     --------

              Operating loss ..........................       (2,826)      (3,197)      (3,897)      (4,140)

     Other income, net ................................          172          112          118          455
                                                            --------     --------     --------     --------

              Loss before income taxes ................       (2,654)      (3,085)      (3,779)      (3,685)
     Income tax benefit ...............................             -           -            -       (1,103)
                                                            ---------    --------     --------     --------

         Net loss .....................................     $ (2,654)    $ (3,085)    $ (3,779)    $ (2,582)
                                                            =========    ========     ========     ========

         Basic and diluted net loss per share  ........     $  (0.03)    $  (0.04)    $  (0.05)    $  (0.03)
                                                            ========     ========     ========     ========

         Weighted average common share outstanding....        76,244       77,444       78,866       78,901
                                                            ========     ========     ========     ========

                      CYTOGEN CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



                                                                                  Three Months Ended
                                                                 ---------------------------------------------------

                                                                 March 31,      June 30,     Sept. 30,      Dec. 31,
                                                                   2000           2000          2000          2000
                                                                 --------       --------     ---------      --------

                                                                      (amounts in thousands except per share data)

         Total revenues.....................................     $  2,643      $  2,435      $  2,733       $  2,641

         Total operating expenses ..........................        4,500         4,951        19,340          6,881
                                                                 --------      --------      --------       --------

                   Operating loss ..........................       (1,857)       (2,516)      (16,607)        (4,240)

         Other income, net..................................          111           144           158            198
                                                                 --------      --------      --------       --------

                   Loss before income taxes and cumulative
                      effect of accounting change...........       (1,746)       (2,372)      (16,449)        (4,042)

         Income tax benefit ................................            -             -             -         (1,625)
                                                                 --------      --------      --------       --------
                   Loss before cumulative effect of
                      accounting change.....................       (1,746)       (2,372)      (16,449)        (2,417)
         Cumulative effect of accounting change ............       (4,314)            -             -              -
                                                                 --------      --------      --------       --------

         Net loss ..........................................     $ (6,060)     $ (2,372)     $(16,449)      $ (2,417)
                                                                 ========      ========      ========       ========

         Net loss per share:
              Basic and diluted net loss before cumulative
                 effect of accounting change ...............     $  (0.02)     $  (0.03)     $  (0.22)      $  (0.03)
              Cumulative effect of accounting change .......        (0.06)            -             -              -
                                                                 --------      --------      --------       --------

              Basic and diluted net loss ...................     $  (0.08)     $  (0.03)     $  (0.22)      $  (0.03)
                                                                 ========      ========      ========       ========

         Weighted average common shares outstanding ........       71,630        72,779        73,632         75,593
                                                                 ========       =======      ========       ========