Form 10-Q
period 2002-03-31
CYTOGEN CORP
filed 2002-05-14
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                 (Mark One)
                 |X|  QUARTERLY REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                      1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

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
                                             ---    ---
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                                     Outstanding at May 1, 2002
----------------------------                         ---------------------------
Common Stock, $.01 par value                                   82,513,215

PART I  - FINANCIAL INFORMATION
-------------------------------
Item 1 - Consolidated Financial Statements

                                       CYTOGEN CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                   (All amounts in thousands, except share data)
                                                    (Unaudited)

                                                                               March 31,           December 31,
                                                                                 2002                  2001
                                                                              ----------           ------------
ASSETS:
Current Assets:
  Cash and cash equivalents..............................................     $  16,843             $  11,309
  Marketable securities..................................................         1,060                 1,376
  Receivable on income tax benefit sold..................................             -                 1,103
  Accounts receivable, net ..............................................         1,763                 1,621
  Inventories ...........................................................         1,689                 1,889
  Other current assets ..................................................           829                   508
                                                                              ---------             ---------

    Total current assets ................................................        22,184                17,806

Property and Equipment, net .............................................         1,748                 1,831

Other Assets.............................................................         1,345                 1,855
                                                                              ---------             ---------

                                                                              $  25,277             $  21,492
                                                                              =========             =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt......................................     $     125             $      77
  Accounts payable and accrued liabilities...............................         3,670                 5,315
  Accrued stock liability ...............................................         2,000                     -
  Deferred revenue ......................................................           385                   534
                                                                              ---------             ---------

    Total current liabilities............................................         6,180                 5,926
                                                                              ---------             ---------

Long-Term Debt...........................................................         2,444                 2,291
                                                                              ---------             ---------

Deferred Revenue ........................................................         1,996                 2,061
                                                                              ---------             ---------

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,400,000 shares authorized -
    Series C Junior Participating Preferred Stock, $.01 par value,
    200,000 shares authorized, none issued and outstanding...............              -                    -
  Common stock, $.01 par value, 250,000,000 shares authorized,
    82,015,000 and 78,937,000 shares issued and outstanding
    at March 31, 2002 and December 31, 2001, respectively ...............           820                   789
  Additional paid-in capital ............................................       359,498               350,867
  Deferred compensation .................................................          (526)                 (621)
  Accumulated other comprehensive income.................................           544                   860
  Accumulated deficit ...................................................      (345,679)             (340,681)
                                                                              ---------             ---------

    Total stockholders' equity...........................................        14,657                11,214
                                                                              ---------             ---------
                                                                              $  25,277             $  21,492
                                                                              =========             =========

                The accompanying notes are an integral part of these statements.

                             CYTOGEN CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                       (All amounts in thousands, except per share data)
                                          (Unaudited)



                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   2002             2001
                                                               -----------      -----------
Revenues:
  Product related:
    ProstaScint ..............................................   $  2,076         $  2,244
    BrachySeed ...............................................        452               34
    OncoScint ................................................         54               80
                                                                 --------         --------

            Total product sales ..............................      2,582            2,358

    Quadramet royalties ......................................        499              441
                                                                 --------         --------
            Total product related ............................      3,081            2,799

    License revenue ..........................................        215              215
                                                                 --------         --------

            Total revenues ...................................      3,296            3,014
                                                                 --------         --------

Operating Expenses:
  Cost of product ............................................      1,054            1,175
  Research and development ...................................      3,799            1,739
  Equity loss in PSMA LLC ....................................        513                -
  Selling and marketing ......................................      1,453            1,754
  General and administrative .................................      1,510            1,172
                                                                 --------         --------

            Total operating expenses .........................      8,329            5,840
                                                                 --------         --------

            Operating loss ...................................     (5,033)          (2,826)

Interest income  .............................................         77              220
Interest expense .............................................        (42)             (48)
                                                                 --------         --------

Net loss .....................................................   $ (4,998)        $ (2,654)
                                                                 ========         ========

Basic and diluted net loss per share .........................   $  (0.06)        $  (0.03)
                                                                 ========         ========

Weighted average common shares outstanding ...................     81,222           76,244
                                                                 ========         ========

                The accompanying notes are an integral part of these statements.

                                    CYTOGEN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (All amounts in thousands)
                                                 (Unaudited)

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2002            2001
                                                                 -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................................   $  (4,998)       $  (2,654)
                                                                  ---------        ---------
Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization............................         194              302
      Imputed interest.........................................           -              (22)
      Stock-based compensation expenses........................         376               96
      Warrants, stock and stock option grants..................         125                -
      Amortization of deferred revenue ........................        (215)            (215)
      Stock-based milestone ...................................       2,000                -
      Changes in assets and liabilites:
        Accounts receivable, net...............................         961             (292)
        Inventories............................................         200             (114)
        Other assets...........................................         189              797
        Accounts payable and accrued liabilities...............      (1,380)          (2,051)
        Other liabilities......................................          39               39
                                                                  ---------        ---------

                Total adjustments..............................       2,489           (1,460)
                                                                  ---------        ---------

      Net cash used in operating activities....................      (2,509)          (4,114)
                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of equipment............................         100                -
Purchases of property and equipment............................         (24)             (95)
                                                                  ---------        ---------

      Net cash provided by (used in) investing activities .....          76              (95)
                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.........................       7,991            6,536
Payment of long-term liabilities   ............................         (24)             (49)
                                                                  ---------        ---------

      Net cash provided by financing activities................       7,967            6,487
                                                                  ---------        ---------

Net increase in cash and cash equivalents......................       5,534            2,278

Cash and cash equivalents, beginning of period.................      11,309           11,993
                                                                  ---------        ---------

Cash and cash equivalents, end of period.......................   $  16,843        $  14,271
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

         AxCell Biosciences Corporation, a subsidiary of Cytogen Corporation, is engaged in the research and development of novel biopharmaceutical products using its growing portfolio of functional proteomics solutions and collection of proprietary signal transduction pathway information. Through the systematic and industrialized measurement of protein-to-protein interactions, AxCell is assembling ProChart(TM), a proprietary database of signal transduction pathway information that is relevant in a number of therapeutically important classes of molecules including growth factors, receptors and other potential protein therapeutics or drug targets. AxCell's database content and functional proteomics tools are available on a non-exclusive basis to biotechnology, pharmaceutical and academic researchers. AxCell is expanding its research activities to further elucidate the role of novel proteins through both external collaborations and data mining.


Basis of Consolidation

      The consolidated financial statements include the accounts of Cytogen and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.


Basis of Presentation

     The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments, which in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 2001. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.


Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.


Marketable Securities

      In connection with the acquisition of Prostagen Inc. in June 1999, the Company received 275,350 shares of Northwest Biotherapeutics, Inc. common stock. The Company has classified this investment as available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains or losses reported as a separate component of stockholders' equity. As of March 31, 2002 and December 31, 2001, the Company had an unrealized gain of $544,000 and $860,000 related to this investment, respectively. There is no assurance, however that the Company can sell these securities within a reasonable amount of time without negatively effecting the price of the stock since the daily trading volume has been low.


Inventories

      The Company's inventories are primarily related to ProstaScint and OncoScint CR/OV. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                         March 31,         December 31,
                                           2002                2001
                                      -------------       --------------

  Raw materials.................        $  506,000          $  506,000
  Work-in process...............           681,000           1,371,000
  Finished goods................           502,000              12,000
                                        ----------          ----------
                                        $1,689,000          $1,889,000
                                        ==========          ==========


Other Comprehensive Income (Loss)

         Other comprehensive income (loss) consists of unrealized gains or losses on marketable securities. As of March 31, 2002, the fair market value of these securities decreased $316,000, and as a result, the comprehensive loss for the three months ended March 31, 2002 was $5,314,000. There were no marketable securities outstanding during the first quarter of 2001 and therefore no other comprehensive gains or losses.

Accrued Stock Liability

         In connection with the acquisition of Prostagen Inc. in June 1999, the Company agreed to issue up to an additional $4.0 million worth of Cytogen common stock if certain milestones are achieved in the dendritic cell therapy and PSMA development programs. Based on the progress of the dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics Inc., management believes that the initial milestone was met in the first quarter of 2002 and has accrued $2.0 million of expenses, which are recorded as research and development in the accompanying statement of operations. The actual number of shares to be issued will be based on the fair market value of Cytogen common stock on the date to be determined by the parties to the Prostagen Agreement and the Company.

Net Loss Per Share

         Basic net loss per share is based upon the weighted average common shares outstanding during each period. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Reclassifications

         Certain   reclassifications  have  been  made  to  the  2001  financial statements to conform with the 2002 presentation.

2.  EQUITY LOSS IN PSMA DEVELOPMENT CO. LLC:

         In June 1999, Cytogen entered into a joint venture called the PSMA Development Co. LLC (the "Joint Venture"), with Progenics Pharmaceuticals Inc. ("Progenics"), to develop vaccine and antibody-based immunotherapeutic products utilizing Cytogen's proprietary PSMA technology. The Joint Venture is owned equally by Cytogen and Progenics. The Company accounts for the Joint Venture using the equity method of accounting. Progenics was obligated to fund the initial $3.0 million of development costs of the Joint Venture. Beginning in December 2001, the Company and Progenics began to equally share the costs of the Joint Venture. Since December 2001, Cytogen has recognized 50% of the Joint Venture's operating results in its consolidated statement of operations. Selected financial statement information of the Joint Venture is as follows:

 Statement of Operations Data:

                                         Three Months Ended
                                              March 31,
                                 ----------------------------------
                                     2002                   2001
                                 ------------           -----------
      Total revenue              $         -            $   14,000
      Total expenses               1,027,000               441,000
                                 -----------            ----------
         Net loss                $(1,027,000)           $ (427,000)
                                 ============           ===========

3.  SALES OF CYTOGEN COMMON STOCK:

         In January 2002, the Company sold 2,970,665 shares of Cytogen common stock to the State of Wisconsin Investment Board ("SWIB") for an aggregate purchase price of $8.0 million or $2.69 per share pursuant to a January 2002 Share Purchase Agreement between SWIB and the Company. In connection with such sale and issuance to SWIB as well as the Company's previous sale and issuance of its common stock to SWIB in June 2001, the Company agreed not to enter into equity line arrangements in the future, issue certain securities at less than fair market value or undertake certain other securities issuances without requisite stockholder approval.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


         The following discussion contains historical information as well as forward looking statements that involve a number of risks and uncertainties. Statements contained or incorporated by reference in this Quarterly Report on
Form 10-Q that are not based on historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Generally, forward looking statements can be identified by the use of phrases like "believe", "expect", "anticipate", "plan", "may", "will", "could", "estimate", "potential", "opportunity" and "project" and similar terms. The Company's actual results could differ materially from the Company's historical results of operations and those discussed in the forward looking statements. Factors that could cause actual results to differ materially, include, but are not limited to those identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 under the caption "Additional Factors That May Affect Future Results". Investors are cautioned not to put undue reliance on any forward looking statement.


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

      The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and from time to time the Company's other filings with the Securities and Exchange Commission.

Significant Events in 2002


      During 2002, the Company received regulatory approval in Canada for ProstaScint(R), the Company's radio-labeled monoclonal antibody prostate cancer imaging agent. ProstaScint was approved for marketing in the United States in 1996. In both Canada and United States, ProstaScint is indicated for use in patients newly diagnosed with prostate cancer who are at risk for lymph node metastases and for patients with recurrent prostate cancer following a radical prostatectomy who are suspected of having occult metastatic disease. In Canada, ProstaScint is also indicated for use in identifying those patients with recurrent prostate cancer who are likely to benefit from receiving local salvage radiation therapy. The Company plans to launch both ProstaScint and Quadramet in Canada, alone or with a partner during 2002.

      The Company also expects to introduce, during the first half of 2002, the palladium version of BrachySeed(TM), a uniquely designed next generation radioactive seed implant for treatment of localized prostate cancer. The iodine version of BrachySeed was introduced in 2001. The Company is utilizing its existing oncology sales force to market BrachySeed. There can be no assurance, however, regarding the timing of launch for ProstaScint and Quadramet in Canada and the palladium version of BrachySeed in the United States, the market acceptance of these products and whether these products will significantly increase the revenues of the Company.

Results of Operations

Three Months Ended March 31, 2002 and 2001

      Revenues. Total revenues for the first quarter of 2002 were $3.3 million compared to $3.0 million for the same period in 2001. The increase from the prior year period is due to higher product related revenues. Product related revenues, which included product sales and royalties, accounted for 93% of total revenues in both 2001 and 2002. License revenues accounted for the remainder of revenues.

      Product related revenues for the first quarter of 2002 were $3.1 million compared to $2.8 million for the same period in 2001. Sales of ProstaScint accounted for 67% and 80% of product related revenues in the first quarters of 2002 and 2001, respectively, while Quadramet royalties accounted for 16% of product related revenues in each such quarter. Sales of ProstaScint were $2.1 million in the first quarter of 2002, which were slightly below the $2.2 million recorded in the first quarter of 2001. Future growth of ProstaScint is dependent upon increased marketing and sales initiatives by Cytogen's in-house sales force, entry in additional markets and the implementation of new product applications, such as using ProstaScint scans to guide the placement of brachytherapy seeds and/or external beam radiation. There can be no assurance, however, that the Company's new sales initiatives will significantly increase the sales of ProstaScint.

      Sales of BrachySeed during the first quarter of 2002 were $452,000 and accounted for 15% of product related revenues, compared to $34,000 recorded in the same period of 2001. Since the market introduction of BrachySeed I-125 in February 2001, the Company has increased its market penetration of the brachytherapy iodine market, which has contributed to consistent quarter-over-quarter growth since launch. The Company plans to utilize Cytogen's sales and marketing organization for the launch of the palladium version of BrachySeed during the first half of 2002. There can be no assurance, however, as to the timing of launch or market acceptance of the BrachySeed palladium product or whether the sale of the iodine and palladium products will significantly increase the revenues of the Company.

       Sales of OncoScint CR/OV during the first quarter of 2002 were $54,000 compared to $80,000 in the same period of 2001. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Accordingly, the Company is decreasing its emphasis on OncoScint in order to focus on its prostate cancer products.

       Quadramet royalties for the first quarter of 2002 increased to $499,000 from $441,000 in the same period of 2001. Quadramet is currently marketed by the Company's marketing partner, Berlex Laboratories ("Berlex"). Although Cytogen believes that Berlex is an advantageous partner, there can be no assurance that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for Cytogen.

      License revenues were $215,000 for both 2002 and 2001. As a result of the adoption of Securities and Exchange Commission's Staff Accounting Bulletin No.101, license revenues include the recognition of deferred revenues from certain up-front, non-refundable license fees previously recognized in prior years.

      Operating Expenses. Total operating expenses for the first quarter of 2002 were $8.3 million compared to $5.8 million recorded in the same quarter of 2001. The increase from the prior year period is attributable primarily to a one-time, non-cash milestone accrual of $2.0 million related to the progress of dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc. and increased development costs associated with the PSMA Development Company LLC (see Notes 1 and 2 to Consolidated Financial Statements).

      Cost of product for the first quarter of 2002 was $1.1 million compared to $1.2 million recorded in the same period of 2001. The decrease from the prior year period is primarily due to lower facility related costs associated with the manufacturing of ProstaScint, but partially offset by increased costs as a result of increased BrachySeed sales.

      Research and development expenses for the first quarter of 2002 were $3.8 million compared to $1.7 million recorded in the same period of 2001. The increase from the prior year period is attributable primarily to a one-time, non-cash milestone accrual of $2.0 million related to the progress of dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc., increased funding for AxCell's signal transduction inhibitors and increased costs associated with the development of a new manufacturing and purification process for ProstaScint. During the first quarters of 2002 and 2001, the Company invested $1.3 million and $1.1 million, respectively, in AxCell's signal transduction research activities, and $231,000 and $44,000, respectively, in the development of a new manufacturing process for ProstaScint. The Company anticipates that funding for these two programs will continue at the current level over the remainder of this year.

      The Company's share in the equity loss in the PSMA Development LLC, our joint venture with Progenics Pharmaceuticals, Inc., was $513,000 for the first quarter of 2002 and represented 50% of the Joint Venture's operating results. The Joint Venture is equally owned by Cytogen and Progenics. The Company accounts for the Joint Venture using the equity method of accounting. Progenics was obligated to fund the initial $3.0 million of development costs of the Joint Venture. Beginning in December 2001, the Company and Progenics began to equally share the costs of the Joint Venture. The Company expects to incur significant costs going forward to fund its share of the development costs from the Joint Venture (see Note 2 to the Consolidated Financial Statements).

      Selling and marketing expenses were $1.5 million for the first quarter of 2002 compared to $1.8 million for the same period of 2001. The decrease from the prior year period is primarily due to costs associated with the 2001 launch of BrachySeed I-125 and timing of certain expenses related to various marketing functions which will be held at a later time than last year.

      General and administrative expenses for the first quarter of 2002 were $1.5 million compared to $1.2 million for the comparable period in 2001. The increase from the prior year period is due primarily to a charge related to stock based compensation for a key employee.

      Interest Income/Expense. Interest income for the first quarter of 2002 was $77,000 compared to $220,000 recorded in the same period of 2001. The decrease from the prior year period is due to a lower average yield on investments during 2002. Interest expense for the first quarter of 2002 was $42,000 compared to $48,000 recorded in the same period of 2001. The interest expenses included finance charges related with various equipment leases.

      Net Loss. Net loss for the first quarter of 2002 was $5.0 million compared to $2.7 million recorded in the same period of 2001. The net loss per share for the first quarter of 2002 was $0.06 based on average common shares outstanding of 81.2 million compared to a net loss per share of $0.03 based on average common shares outstanding of 76.2 million for the same period in 2001. The 2002 net loss included a one-time, non-cash milestone accrual of $2.0 million related to the progress of dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc. as described above.


Liquidity and Capital Resources

      The Company's cash and cash equivalents were $16.8 million as of March 31, 2002, compared to $11.3 million as of December 31, 2001. The cash used for operating activities for the three months ended March 31, 2002 was $2.5 million compared to $4.1 million in the same period of 2001. The decrease from the prior year period is due primarily to the improved working capital management and a milestone payment to Draximage Inc. related to the 2001 launch of the iodine version of BrachySeed.

      Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under license agreements and interest earned on cash and short-term investments.

         The Company filed a shelf Registration Statement on Form S-3 to register 10,000,000 shares of its common stock in October 2001. Such Registration Statement was declared effective by the Securities and Exchange Commission in November 2001. The Company may issue such registered shares of common stock from time to time and may use the proceeds thereof for general corporate purposes, including, but not limited to, continued development and commercialization of its proteomics technologies, research and development of additional products and expansion of its sales and marketing capabilities.

         In January 2002, the Company sold 2,970,665 shares of Cytogen common stock to the State of Wisconsin Investment Board ("SWIB") for an aggregate purchase price of $8.0 million or $2.69 per share. In connection with such sale and issuance to SWIB as well as the Company's previous sale and issuance of its common stock to SWIB in June 2001, we agreed not to enter into equity line arrangements in the future, issue certain securities at less than fair market value or undertake certain other securities issuances without requisite stockholder approval.

         In order to effect such restrictions that have not already been incorporated into the Company's By-Laws and Stock Option Plans, the Company has submitted certain amendments to its By-Laws, 1995 Stock Option Plan and 1999 Non-Employee Director Plan for approval by the stockholders of the Company at the Company's Annual Meeting of Stockholders to be held on June 18, 2002.

         In January 2002, the Company received cash of $1.1 million relating to the December 2001 sale of New Jersey State net operating losses and research and development credits. Under the current legislation, the Company may be able to sell a minimum $634,000 of its remaining approved $2.4 million of tax benefits in 2002 assuming the State of New Jersey continues to fund this program. The actual amount of net operating losses and tax credits the Company may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

         In connection with the acquisition of Prostagen Inc. in June 1999, the Company agreed to issue up to an additional $4.0 million worth of Cytogen common stock if certain milestones are achieved in the dendritic cell therapy and PSMA development programs. Based on the progress of the dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics Inc., the Company believes that the initial milestone was met in the first quarter of 2002 and has, accordingly, accrued $2.0 million of expenses, which were recorded as research and development expenses. The recognition of the remaining $2.0 million of expenses, and the resulting additional issuance of Cytogen common stock, will be made if and when the remaining milestones are achieved.

         Beginning in December 2001, the Cytogen and Progenics began to equally share the costs of the Joint Venture. Since that date, Cytogen has recognized 50% of the Joint Venture's operating results, which, during the first quarter of 2002 was a loss of $513,000. The Company expects its share of losses in the PSMA Development Co. LLC to continue at even higher levels in subsequent periods.

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

      The Company's financial objectives are to meet its capital and operating requirements through revenues from existing products and licensing arrangements. To achieve its strategic objectives, the Company may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by the Company in either cash or stock in addition to the costs associated with developing and marketing a product or technology. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until such time as product revenues are sufficient to cover operating expenses, if ever. To fund these strategic and operating activities, the Company may sell assets, equity or debt securities as market conditions permit or enter into credit facilities.

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

      The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including the successful commercialization of its products, the costs associated with the acquisition of complementary products and technologies, progress in its product development efforts, the magnitude and scope of such efforts, progress with clinical trials, progress with regulatory affairs activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of its products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through asset sales, equity or debt financing, strategic alliances with corporate partners and others, or through other sources. There can be no assurance that the financial sources described above will be available when needed or at terms commercially acceptable to the Company. If adequate funds are not available, the Company may be required to delay, further scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 1 to our Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, include a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates.

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

Accounts Receivable

         Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. We continuously monitor collections and payments from our customers and maintain an allowance for uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust our allowance for doubtful accounts if our future bad debt expense exceeds our estimated reserve. We are subject to concentration risks as a limited number of our customers provide a high percent of total revenues, and corresponding receivables.

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

Carrying Value of Fixed and Intangible Assets

         Our fixed assets and certain of our acquired rights to market our products have been recorded at cost and are being amortized on a straight-line basis over the estimated useful life of those assets. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. Adverse changes regarding future cash flows to be received from long-lived assets could indicate that an impairment exists, and would require the write down of the carrying value of the impaired asset at that time.


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

     (a)  Exhibits:

          10.1 Amendment No. 1 to Limited Liability Company Agreement of PSMA Development Company LLC by and between Cytogen Corporation, Progenics Pharmaceuticals, Inc. and PSMA Development Company LLC dated as of March 22, 2002. Filed herewith.


     (b) Reports on Form 8-K:

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


                               CYTOGEN CORPORATION





Date May 14, 2002                By /s/ H. Joseph Reiser
    -----------------               --------------------------------------------
                                    H. Joseph Reiser
                                    President and Chief Executive Officer




Date May 14, 2002                By /s/ Lawrence R. Hoffman
    -----------------               --------------------------------------------
                                    Lawrence R. Hoffman
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)