Form 10-Q
period 2002-06-30
CYTOGEN CORP
filed 2002-08-14
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                (Mark One)
                |X|  QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                   Outstanding at August 1, 2002
----------------------------                       -----------------------------
Common Stock, $.01 par value                                  86,772,525

PART I  - FINANCIAL INFORMATION
-------------------------------
Item 1 - Consolidated Financial Statements


                                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                 (All amounts in thousands, except share data)
                                                  (Unaudited)


                                                                      June 30,   December 31,
                                                                        2002         2001
                                                                    -----------  ------------
ASSETS:
Current Assets:
  Cash and cash equivalents ......................................   $  18,902    $  11,309
  Marketable securities ..........................................         837        1,376
  Receivable on income tax benefit sold ..........................           -        1,103
  Accounts receivable, net .......................................       1,852        1,621
  Inventories ....................................................       1,371        1,889
  Other current assets ...........................................         760          508
                                                                     ---------    ---------

    Total current assets .........................................      23,722       17,806

Property and Equipment, net ......................................       1,535        1,831

Other Assets .....................................................       2,614        1,855
                                                                     ---------    ---------

                                                                     $  27,871    $  21,492
                                                                     =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt ..............................   $     106    $      77
  Accounts payable and accrued liabilities .......................       4,588        5,315
  Accrued stock liability ........................................       2,000            -
  Deferred revenue ...............................................         260          534
                                                                     ---------    ---------

    Total current liabilities ....................................       6,954        5,926
                                                                     ---------    ---------

Long-Term Debt ...................................................       2,400        2,291
                                                                     ---------    ---------

Deferred Revenue .................................................       2,055        2,061
                                                                     ---------    ---------

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,400,000 shares authorized -
    Series C Junior Participating Preferred Stock, $.01 par value,
    200,000 shares authorized, none issued and outstanding .......           -            -
  Common stock, $.01 par value, 250,000,000 shares authorized,
    86,271,000 and 78,937,000 shares issued and outstanding
    at June 30, 2002 and December 31, 2001, respectively .........         863          789
  Additional paid-in capital .....................................     364,531      350,867
  Deferred compensation ..........................................        (367)        (621)
  Accumulated other comprehensive income .........................         321          860
  Accumulated deficit ............................................    (348,886)    (340,681)
                                                                     ---------    ---------

    Total stockholders' equity ...................................      16,462       11,214
                                                                     ---------    ---------
                                                                     $  27,871    $  21,492
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

                                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (All amounts in thousands, except per share data)
                                                  (Unaudited)

                                                           Three Months                 Six Months
                                                          Ended June 30,              Ended June 30,

                                                        2002        2001             2002        2001
                                                     ----------  ----------       ----------  ----------
Revenues:
  Product related:
    ProstaScint ..................................   $  1,971    $  1,789         $  4,047    $  4,033
    BrachySeed ...................................        565          70            1,017         104
    OncoScint ....................................         56         145              110         225
                                                     --------    --------         --------    --------
           Total product sales ...................      2,592       2,004            5,174       4,362


    Quadramet royalties ..........................        510         595            1,009       1,036
                                                     --------    --------         --------    --------
           Total product related .................      3,102       2,599            6,183       5,398

  License and contract revenues ..................         65         257              280         472
                                                     --------    --------         --------    --------

           Total revenues ........................      3,167       2,856            6,463       5,870
                                                     --------    --------         --------    --------

Operating Expenses:
  Cost of product sales...........................      1,241         644            2,295       1,819
  Research and development .......................      1,746       2,483            5,545       4,222
  Equity loss in PSMA LLC ........................        595           -            1,108           -
  Selling and marketing ..........................      1,622       1,577            3,075       3,331
  General and administrative .....................      1,200       1,349            2,710       2,522
                                                     --------    --------         --------    --------

           Total operating expenses ..............      6,404       6,053           14,733      11,894
                                                     --------    --------         --------    --------

           Operating loss ........................     (3,237)     (3,197)          (8,270)     (6,024)

Interest income  .................................         72         156              149         377
Interest expense .................................        (42)        (44)             (84)        (92)
                                                     --------    --------         --------    --------

Net loss .........................................   $ (3,207)   $ (3,085)        $ (8,205)   $ (5,739)
                                                     ========    ========         ========    ========

Basic and diluted net loss per share .............   $  (0.04)   $  (0.04)        $  (0.10)   $  (0.07)
                                                     ========    ========         ========    ========

Weighted average common shares outstanding .......     83,082      77,444           82,172      76,836
                                                     ========    ========         ========    ========

                The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                               2002          2001
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................    $ (8,205)     $ (5,739)

Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization ...................        407           580
       Imputed interest ................................          -           (22)
       Stock-based compensation expenses ...............        747           257
       Amortization of deferred revenue ................       (280)         (430)
       Stock-based milestone charge ....................      2,000             -
       Changes in assets and liabilites:
         Receivables, net ..............................        872          (348)
         Inventories ...................................        518          (979)
         Other assets ..................................       (511)          830
         Accounts payable and accrued liabilities ......       (462)       (1,219)
                                                           --------      --------

       Net cash used in operating activities ...........    (4,914)       (7,070)
                                                           --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of product rights .............................       (500)            -
Net proceeds from sale of equipment ....................        100             -
Purchases of property and equipment ....................        (24)         (303)
                                                           --------      --------
       Net cash used in investing activities ...........       (424)         (303)
                                                           --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock .................     12,980        14,201
Payment of long-term debt ..............................        (49)         (108)
                                                           --------      --------

       Net cash provided by financing activities .......     12,931        14,093
                                                           --------      --------

Net increase in cash and cash equivalents ..............      7,593         6,720

Cash and cash equivalents, beginning of period .........     11,309        11,993
                                                           --------      --------

Cash and cash equivalents, end of period ...............   $ 18,902      $ 18,713
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

         AxCell Biosciences Corporation, a subsidiary of Cytogen Corporation, is engaged in the research and development of novel biopharmaceutical products using its portfolio of functional proteomics solutions and collection of proprietary signal transduction pathway information. Through the systematic and industrialized measurement of protein-to-protein interactions, AxCell is assembling ProChart(TM), a proprietary database of signal transduction pathway information that is relevant in a number of therapeutically important classes of molecules including growth factors, receptors and other potential protein therapeutics or drug targets. AxCell's database content and functional proteomics tools are available on a non-exclusive basis to biotechnology, pharmaceutical and academic researchers. AxCell is continuing its research activities to further elucidate the role of novel proteins through both external collaborations and data mining.


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


Marketable Securities

         In connection with the acquisition of Prostagen Inc. in June 1999, the Company received 275,350 shares of Northwest Biotherapeutics, Inc. common stock. The Company has classified this investment as available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains or losses reported as a separate component of stockholders' equity. As of June 30, 2002 and December 31, 2001, the Company had unrealized gains of $321,000 and $860,000, respectively, related to this investment. There is no assurance, however that the Company can sell these securities within a reasonable amount of time without negatively affecting the price of the stock since the daily trading volume has been low.


Inventories

         The Company's inventories are primarily related to ProstaScint and OncoScint CR/OV. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                              June 30,        December 31,
                                                2002              2001
                                           -------------     -------------

      Raw materials.................        $  506,000         $  506,000
      Work-in process...............            24,000          1,371,000
      Finished goods................           841,000             12,000
                                            ----------         ----------
                                            $1,371,000         $1,889,000
                                            ==========         ==========


Comprehensive Income (Loss)

         SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for the Company, include net loss and unrealized gains or losses on available for sale marketable securities. In accordance with SFAS 130, the accumulated balance of other comprehensive income or loss is displayed as a separate component of stockholders' equity. The following table reconciles net loss to comprehensive loss for the three and six months ended June 30, 2002.

                                         Three Months Ended     Six Months Ended
                                            June 30, 2002         June 30, 2002
                                         ------------------     ----------------

Net loss.............................       $(3,207,000)           $(8,205,000)
Other comprehensive loss:
  Unrealized losses on available
  for sale marketable securities.....          (223,000)              (539,000)
                                            ------------           ------------

Comprehensive loss...................       $(3,430,000)           $(8,744,000)
                                            ============           ============


         During the three and six months ended June 30, 2001, the Company had no unrealized gains or losses on marketable securities.

Net Loss Per Share

         Basic net loss per share is based upon the weighted average common shares outstanding during each period. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Reclassifications

         Certain   reclassifications  have  been  made  to  the  2001  financial statements to conform to the 2002 presentation.

2.  EQUITY LOSS IN PSMA DEVELOPMENT CO. LLC:

         In June 1999, Cytogen entered into a joint venture called the PSMA Development Co. LLC (the "Joint Venture"), with Progenics Pharmaceuticals Inc. ("Progenics"), to develop vaccine and antibody-based immunotherapeutic products utilizing Cytogen's exclusively licensed PSMA technology. The Joint Venture is owned equally by Cytogen and Progenics. The Company accounts for the Joint Venture using the equity method of accounting. Progenics was obligated to fund the initial $3.0 million of development costs of the Joint Venture. Beginning in December 2001, the Company and Progenics began to equally share the costs of the Joint Venture. Since December 2001, Cytogen has recognized 50% of the Joint Venture's operating results in its consolidated results of operations. Selected financial statement information of the Joint Venture is as follows:

Statement of Operations Data:

                                   Three Months Ended               Six Months Ended
                                        June 30,                        June  30,
                               --------------------------     ---------------------------
                                    2002          2001            2002           2001
                               -----------    -----------     ------------   ------------
Interest income..............  $     4,000    $   11,000      $     4,000    $    26,000
Total expenses...............    1,193,000       594,000        2,220,000      1,035,000
                               -----------    -----------     ------------   ------------
  Net loss...................  $(1,189,000)   $ (583,000)     $(2,216,000)   $(1,009,000)
                               ============   ===========     ============   ============

3.  SALES OF CYTOGEN COMMON STOCK:

         In January 2002, the Company sold 2,970,665 shares of Cytogen common stock to the State of Wisconsin Investment Board ("SWIB"), for an aggregate purchase price of $8.0 million or $2.69 per share, pursuant to a January 2002 Share Purchase Agreement between SWIB and the Company. In June 2002, the Company sold an additional 4,166,700 shares of Cytogen common stock to SWIB for an aggregate purchase price of $5.0 million or $1.20 per share. Pursuant to its agreements with SWIB, in January 2002 the Company agreed not to enter into equity line arrangements in the future, issue certain securities at less than fair market value or undertake certain other securities issuances without requisite stockholder approval.

4. AMENDMENT OF AGREEMENT AND MILESTONE PAYMENTS:

      Pursuant to a Stock Exchange Agreement ("Prostagen Agreement") related to the acquisition of Prostagen Inc. ("Prostagen") in June 1999, the Company agreed to issue up to an additional $4.0 million worth of Cytogen common stock to the shareholders and debtholders of Prostagen, if certain milestones are achieved in the dendritic cell therapy and PSMA development programs. During the first quarter of 2002, the Company and former Prostagen shareholders agreed that a milestone was achieved based on the progress of the dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc. As a result, the Company accrued a $2.0 million stock liability with a corresponding charge recorded as research and development expense in the first quarter of 2002. In May 2002, the Company entered into an addendum to the Prostagen Agreement (the "Addendum") which clarifies the milestone payments to be made under the Prostagen Agreement, as well as the timing of such payments. Pursuant to the Addendum, Cytogen will issue and register with the Securities and Exchange Commission (the "SEC") $2.0 million worth of Cytogen common stock, or 1,226,994 shares in satisfaction of the stock liability. In addition, the Company may be obligated to pay two additional milestone payments of $1.0 million each, upon the earlier of certain clinical achievements regarding the PSMA development programs or January 2003 and July 2003, respectively, provided that the payments shall be due on these dates only if safety has been established in a completed Phase I clinical trial and the research program on immunotherapy for prostate cancer is continuing on such dates. Any future milestone payments are payable in shares of Cytogen common shares which will be registered with the SEC after issuance.

         Under the terms of a Product, Manufacturing and Supply Agreement entered in December 2000 between Cytogen and Draximage Inc., Draximage will supply radioactive iodine and palladium seeds to Cytogen in exchange for product transfer payments, royalties on sales and certain milestone payments. Pursuant to the agreement, Cytogen is obligated to pay Draximage $1.0 million upon the first sale of BrachySeed Pd-103, which occurred in May 2002. As of June 30, 2002, the Company paid $500,000 of this milestone and has accrued the remaining balance which will be paid at a later date. The Company has recorded the $1.0 million milestone in other assets in the accompanying consolidated balance sheet as of June 30, 2002 and will amortize it over the approximately eight year remaining term of the Draximage agreement.

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


Cautionary Statement

         In addition to the risks discussed under the caption referred to above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the Company's ability to access the capital markets in the near term and in the future for continued funding of its operations including the continued listing of the Company's common stock on the Nasdaq National Market; (ii) the ability to attract and retain personnel needed for business operations and strategic plans; (iii) the timing and results of clinical studies, and regulatory approvals; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the Partners in Excellence or PIE Program; (v) demonstration over time of the efficacy and safety of the Company's products; (vi) the degree of competition from existing or new products; (vii) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (viii) the ability of the Company and its partners to comply with applicable governmental regulations and changes thereto; (ix) the profitability of its products; (x) the ability to attract, and the ultimate success of, strategic partnering arrangements, collaborations, and acquisition candidates; (xi) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (xii) the ability to integrate the in-licensed products such as BrachySeed; (xiii) the success of the Company in obtaining marketing approvals for its products in Canada and Europe;
(xiv) the ability of the Company to protect its proprietary technology, trade secrets or know-how under the patent and other intellectual property laws of the United States and other countries; and (xv) the ability of Advanced Magnetics Inc. to satisfy the conditions specified by the FDA regarding approval to market Combidex in the United States.

        The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and from time to time the Company's other filings with the Securities and Exchange Commission.

Significant Events in 2002

         During May 2002, the Company launched the palladium version of BrachySeed(TM) (Pd-103), a uniquely designed next generation radioactive seed implant for the treatment of localized prostate cancer. The Company introduced the iodine version of BrachySeed (I-125) in 2001, and since then has increased its penetration of the brachytherapy iodine market, resulting in consistent quarter-over-quarter growth in BrachySeed sales. Despite such historical quarter-over-quarter sales increase, there can be no assurance that such increase will continue in the future. The Company is utilizing its existing oncology sales force to market both BrachySeed products.

         Also in 2002, the Company received regulatory approval in Canada for ProstaScint(R), the Company's radio-labeled monoclonal antibody prostate cancer imaging agent. ProstaScint was approved for marketing in the United States in 1996. In both Canada and the United States, ProstaScint is indicated for use in patients newly diagnosed with prostate cancer who are at risk for lymph node metastases and for patients with recurrent prostate cancer following a radical prostatectomy who are suspected of having occult metastatic disease. In Canada, ProstaScint is also indicated for use in identifying those patients with recurrent prostate cancer who are likely to benefit from receiving local salvage radiation therapy. The Company plans to launch both ProstaScint and Quadramet in Canada, alone or with a partner during 2002. Quadramet, which was approved for marketing in Canada in 1998, is a therapeutic agent marketed in the U.S. for the relief of bone pain in prostate and other types of cancer. There can be no assurance, however, regarding the timing of launch for ProstaScint and Quadramet in Canada, the market acceptance of the newly launched products including
BrachySeed I-125 and Pd-103 and whether these products will significantly increase the revenues of the Company.

         The Company is currently exploring strategic alternatives for its subsidiary, AxCell BioSciences Corporation ("AxCell"), that would allow the Company to reduce its cash expenditures relating to AxCell in order to leverage its oncology franchise. AxCell is engaged in the research and development of novel biopharmaceutical products using its portfolio of functional proteomics solutions and collection of proprietary signal transduction pathway information. The Company expects to complete its review of these strategic alternatives by the end of the third quarter of 2002.

Results of Operations

Three Months Ended June 30, 2002 and 2001

      Revenues. Total revenues for the second quarter of 2002 were $3.2 million compared to $2.9 million for the same period in 2001. The increase from the prior year period is due to higher product related revenues, partially offset by lower license and contract revenues. Product related revenues, which included product sales and royalties, accounted for 98% and 91% of total revenues for the second quarters of 2002 and 2001, respectively. License and contract revenues accounted for the remainder of revenues.

       Product related revenues for the second quarter of 2002 were $3.1 million compared to $2.6 million for the same period in 2001. Sales of ProstaScint accounted for 64% and 69% of product related revenues in the second quarters of 2002 and 2001, respectively, while Quadramet royalties accounted for 16% and 23% of product related revenues for such quarters, respectively. Sales of ProstaScint were $2.0 million for the second quarter of 2002, $182,000 higher than the $1.8 million recorded in the second quarter of 2001. Future growth of ProstaScint is dependent upon increased marketing and sales initiatives by Cytogen's in-house sales force, entry in additional markets and the implementation of new product applications, such as using ProstaScint scans to guide the placement of brachytherapy seeds and/or external beam radiation. There can be no assurance, however, that such initiatives will significantly increase the sales of ProstaScint.

         Sales of BrachySeed during the second quarter of 2002 were $565,000 and accounted for 18% of product related revenues, compared to $70,000 recorded in the same period of 2001. Since the market introduction of BrachySeed I-125 in February 2001, the Company has increased its penetration of the brachytherapy iodine market resulting in consistent quarter-over-quarter growth. BrachySeed sales in 2002 also include the initial sale of BrachySeed Pd-103, which was launched in May 2002. There can be no assurance, however, as to the market acceptance of the BrachySeed I-125 and Pd-103 or whether the sale of these products will significantly increase the revenues of the Company.

         Sales of OncoScint CR/OV during the second quarter of 2002 were $56,000 compared to $145,000 in the same period of 2001. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Accordingly, the Company is decreasing its emphasis on OncoScint in order to focus on its prostate cancer products.

       Quadramet royalties for the second quarter of 2002 were $510,000, $85,000 less than the $595,000 reported in the same period of 2001. Quadramet is currently marketed by the Company's marketing partner, Berlex Laboratories ("Berlex"). Although Cytogen believes that Berlex is an advantageous partner, there can be no assurance that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for Cytogen.

       License and contract revenues for the second quarter of 2002 were $65,000 compared to $257,000 for the same period of 2001. As a result of the Company's adoption of Securities and Exchange Commission's Staff Accounting Bulletin No.101 (SAB 101) in 2000, license revenues include the recognition of deferred revenues from certain up-front, non-refundable license fees previously recognized in prior years. License and contract revenues have fluctuated in the past and will continue to fluctuate in the future.

        Operating Expenses. Total operating expenses for the second quarter of 2002 were $6.4 million compared to $6.1 million recorded in the same quarter of 2001. The increase from the prior year period is attributable primarily to increased product costs related to higher product sales and increased development costs associated with PSMA Development Company LLC, a joint venture between Cytogen and Progenics Pharmaceuticals, Inc. ("Progenics") for the development of in vivo immunotherapies utilizing prostate specific membrane antigen, or PSMA. The increase is partially reduced by decreased research and development expenses related to the signal transduction research activities at AxCell and the development of a new manufacturing and purification process for ProstaScint.

        Cost of product for the second quarter of 2002 was $1.2 million compared to $644,000 recorded in the same period of 2001. The increase from the prior year period is primarily due to the increase in sales of our BrachySeed products which carry a lower margin and a $140,000 charge to reserve for excess inventory for ProstaScint, partially offset by lower facility related costs associated with the manufacturing of ProstaScint.

      Research and development expenses for the second quarter of 2002 were $1.7 million compared to $2.5 million recorded in the same period of 2001. The decrease from the prior year period is attributable primarily to decreased costs associated with the AxCell's signal transduction inhibitors research programs and the development of a new manufacturing and purification process for ProstaScint. During the second quarters of 2002 and 2001, the Company invested $1.0 million and $1.2 million, respectively, in AxCell's signal transduction research activities, and $352,000 and $856,000, respectively, in the development of a new manufacturing process for ProstaScint. The Company is exploring strategic alternatives for AxCell, that would allow the Company to reduce its cash expenditures relating to AxCell in order to leverage its oncology franchise. Funding for the development of a new manufacturing process for ProstaScint has been put on hold pending further evaluation of the development results.

         The Company's share in the equity loss in the PSMA Development LLC, our joint venture with Progenics Pharmaceuticals, Inc., was $595,000 during the second quarter of 2002 and represented 50% of the Joint Venture's operating results. The Joint Venture is equally owned by Cytogen and Progenics and the Company accounts for the Joint Venture using the equity method of accounting. Progenics was obligated to fund the initial $3.0 million of development costs of the Joint Venture. Beginning in December 2001, the Company and Progenics began to equally share the costs of the Joint Venture. The Company expects to incur significant costs in the future to fund its share of the development costs from the Joint Venture.

        Selling and marketing expenses were $1.6 million for each second quarter in 2001 and 2002. These expenses reflects costs associated with the launches of BrachySeed I-125 in 2001 and BrachySeed Pd-103 in 2002.

         General and administrative expenses for the second quarter of 2002 were $1.2 million compared to $1.3 million for the comparable period in 2001. The decrease from the prior year period is due primarily to decreased spending in legal and professional fees.

        Interest Income/Expense. Interest income for the second quarter of 2002 was $72,000 compared to $156,000 recorded in the same period of 2001. The decrease from the prior year period is due to a lower average yield on investments during 2002. Interest expense for the second quarter of 2002 was $42,000 compared to $44,000 recorded in the same period of 2001. The interest expenses included finance charges related with various equipment leases.

     Net Loss. Net loss for the second quarter of 2002 was $3.2 million compared to $3.1 million reported in the second quarter of 2001. The net loss per share for the second quarter of 2002 was $0.04 based on weighted average common shares outstanding of 83.1 million compared to a net loss per share of $0.04 based on the weighted average common shares outstanding of 77.4 million for the same period in 2001.

Six months ended June 30, 2002 and 2001

         Revenues. Total revenues for the first half of 2002 and 2001 were $6.5 million and $5.9 million, respectively. The increase from the prior year period is due to higher product related revenues, partially offset by lower license and contract revenues. Product related revenues, which included product sales and royalties, accounted for 96% of total revenues in 2002 compared to 92% from the comparable period of 2001. License and contract revenues accounted for the remainder of revenues. For the fiscal year 2002, the Company projects total revenues to be in the range of $12.5 million to $14.5 million.

         Product related revenues for the first half of 2002 and 2001 were $6.2 million and $5.4 million, respectively. Sales of ProstaScint accounted for 65% and 75% of product related revenues in the first half of 2002 and 2001, respectively, while Quadramet royalties accounted for 16% and 19% of product related revenues for such periods, respectively. Sales of ProstaScint were $4.0 million for each of the first half of 2001 and 2002. Future growth of
ProstaScint is dependent upon increased marketing and sales initiatives by Cytogen's in-house sales force, entry in additional markets and the implementation of new product applications, such as using ProstaScint scans to guide the placement of brachytherapy seeds and/or external beam radiation. There can be no assurance, however, that such initiatives will significantly increase the sales of ProstaScint. Royalties from Quadramet were $1.0 million for each of the first half of 2001 and 2002. Quadramet royalties are based on net sales of Quadramet by Berlex.

         Sales of BrachySeed for the first half of 2002 were $1.0 million and accounted for 16% of product related revenues, compared to $104,000 recorded in the same period of 2001. The increase from prior year period is due to increased market penetration of BrachySeed I-125 since its market introduction in February 2001, and to the initial sale of BrachySeed Pd-103, which was launched in May 2002. Sales of BrachySeed Pd-103 have not been substantial to date, since the product is still in the initial launch phase. There can be no assurance, however, as to the market acceptance of BrachySeed I-125 and Pd-103 or whether the sale of these products will significantly increase the revenues of the Company.

      Sales of OncoScint CR/OV were $110,000 in 2002 compared to $225,000 in the same period of 2001. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Accordingly, the Company is decreasing its emphasis on OncoScint in order to focus on its prostate cancer products.

         License and contract revenues for the first half of 2002 and 2001 were $280,000 and $472,000, respectively. As a result of the Company's adoption of SAB 101 in 2000, license revenues for both 2002 and 2001 include the recognition of deferred revenues from certain up-front non-refundable license fees previously recognized in prior years.

        Operating Expenses. Total operating expenses for the first half of 2002 were $14.7 million compared to $11.9 million recorded in 2001. The increase from the prior year period is attributable primarily to a one-time, non-cash milestone of $2.0 million related to the progress of the dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc. ("Northwest") and to increased development costs associated with the PSMA Development Company LLC.

For fiscal year 2002, the Company projects total operating expenses, excluding cost of sales and one-time non-cash charges, to be in the range of $20.0 million to $22.0 million.

         Cost of product for the first half of 2002 was $2.3 million compared to $1.8 million in the same period of the prior year. The increase from the prior year period is due primarily to the increase in sales of our BrachySeed products, which carry a lower margin and to a $157,000 charge to reserve for excess inventory for OncoScint and ProstaScint, partially reduced by lower facility related costs associated with the manufacturing of ProstaScint.

         Research and development expenses for the first half of 2002 were $5.5 million compared to $4.2 million recorded in the same period of 2001. The increase from the prior year period is attributable primarily to a one-time, non-cash milestone of $2.0 million related to the progress of dendritic cell prostate cancer clinical trials at Northwest, partly offset by decreased costs associated with the AxCell's signal transduction inhibitors research programs and the development of a new manufacturing and purification process for ProstaScint. During the first six months of 2002 and 2001, the Company invested $2.3 million and $2.4 million, respectively, in AxCell's signal transduction research activities, and $583,000 and $900,000 respectively, in the development of a new manufacturing process for ProstaScint. The Company is exploring strategic alternatives for AxCell, that would allow the Company to reduce its cash expenditures relating to AxCell in order to leverage its oncology franchise. Funding for the development of a new purification and manufacturing process for ProstaScint has been put on hold pending further evaluation of the development results.

         The Company's share in the equity loss in the PSMA Development LLC, our joint venture with Progenics Pharmaceuticals, Inc., was $1.1 million during the first half of 2002 and represented 50% of the Joint Venture's operating results. The Joint Venture is equally owned by Cytogen and Progenics and the Company accounts for the Joint Venture using the equity method of accounting. Progenics was obligated to fund the initial $3.0 million of development costs of the Joint Venture. Beginning in December 2001, the Company and Progenics began to equally share the costs of the Joint Venture. The Company expects to incur significant costs in the future to fund its share of the development costs from the Joint Venture (see Note 2 to the Consolidated Financial Statements).

         Selling and marketing expenses were $3.1 million for the first half of 2002 compared to $3.3 million in the same period of 2001. The decrease from the prior year period is due primarily to the 2001 launch of BrachSeed I-125.

        General and administrative expenses for the first half of 2002 were $2.7 million compared to $2.5 million for the comparable period in 2001. The increase from the prior year period is due in part to stock based compensation for a key employee.

        Interest Income/Expense. Interest income for the first half of 2002 was $149,000 compared to $377,000 recorded in the same period of 2001. The decrease from the prior year period is due a lower average yield on investments in 2002. Interest expense for the first half of 2002 was $84,000 compared to $92,000 recorded in the same period of 2001. The interest expenses included finance charges related with various equipment leases.

      Net Loss. Net loss for the first half of 2002 was $8.2 million compared to $5.7 million recorded in the same period of 2001. The net loss per share for the first half of 2002 was $0.10 based on weighted average common shares outstanding of 82.2 million compared to a net loss per share of $0.07 based on the weighted average common shares outstanding of 76.8 million for the same period in 2001. The 2002 net loss included a one-time, non-cash milestone of $2.0 million related to the progress of dendritic cell prostate cancer clinical trials at Northwest.

Liquidity and Capital Resources

       The Company's cash and cash equivalents were $18.9 million as of June 30, 2002, compared to $11.3 million as of December 31, 2001. The cash used for operating activities for the six months ended June 30, 2002 was $4.9 million compared to $7.1 million in the same period of 2001. The decrease from the prior year period is due primarily to the improved working capital management and to the build-up of ProstaScint inventory in 2001 as the Company is in the process of seeking a new manufacturer of ProstaScint. For fiscal year 2002, the Company projects that cash used in operations will be in the range of $9.5 million to $10.5 million.

     Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under license agreements and interest earned on cash and short-term investments.

        The Company filed a shelf Registration Statement on Form S-3 to register 10,000,000 shares of its common stock in October 2001. Such Registration Statement was declared effective by the Securities and Exchange Commission in November 2001. The Company may issue such registered shares of common stock from time to time and may use the proceeds thereof for general corporate purposes, including, but not limited to, continued development and commercialization of its proteomics technologies, research and development of additional products and expansion of its sales and marketing capabilities. As of June 30, 2002 the Company has registered 7,137,365 shares of common stock under such shelf registration statement and a total of 2,862,635 shares of the Company's common stock remain available to be registered.

         In January 2002, the Company sold 2,970,665 shares of Cytogen common stock to the State of Wisconsin Investment Board ("SWIB") for an aggregate purchase price of $8.0 million or $2.69 per share. In June 2002, the Company sold an additional 4,166,700 shares of Cytogen common stock for an aggregate purchase price of $5.0 million or $1.20 per share. Pursuant to its agreement with SWIB, in January 2002 the Company agreed not to enter into equity line arrangements in the future, issue certain securities at less than fair market value or undertake certain other securities issuances without requisite stockholder approval.

         On June 18, 2002, the Company received approval from the stockholders of the Company at the Company's Annual Meeting to amend the Company's By-Laws, the 1995 Stock Option Plan and the 1999 Non-Employee Director Plan to effect such restrictions imposed pursuant to the SWIB financings.

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

         Beginning in December 2001, Cytogen and Progenics began to equally share the costs of the Joint Venture. Since that date, Cytogen has recognized 50% of the Joint Venture's operating results, which, during the first half of 2002 was a loss of $1.1 million. The Company expects its share of losses in the PSMA Development Co. LLC to continue at even higher levels in subsequent periods.

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

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further its marketing and sales programs. The Company expects that its existing capital resources should be adequate to fund the Company's operations during 2003. The Company cannot assure you that its business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The Company expects that it will have additional requirements for capital from the issuance of debt or equity securities, irrespective of whether and when it reaches profitability, for further product development costs, product and technology acquisition costs, and working capital.

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

Revenue Recognition

         We recognize revenue from the sale of our products upon shipment. We do not grant price protection to customers. Quadramet royalties are recognized when earned. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which provides guidance on the recognition of up-front, non-refundable license fees. Accordingly, we defer up-front license fees and recognize them over the estimated performance period of the related agreement, when we have continuing involvement. Since the term of the performance periods is subject to management's estimates, future revenues to be recognized could be affected by changes in such estimates.

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

          On June 18, 2002, the Company held its annual meeting of stockholders to (i) elect six directors; (ii) to consider and vote upon a proposal to amend, as required, the Company's 1995 Stock Option Plan, 1999 Non-Employee Director Stock Option Plan and By-Laws, as applicable, to provide that without the approval of a majority of the Company's stockholders, the Company shall not: (a) grant stock appreciation rights with an exercise price that is less than the fair market value of the underlying common stock; or (b) effectively amend or replace certain outstanding equity-based awards in a manner that would result in lower exercise prices, accelerated vesting schedules or the issuance of restricted stock; and (iii) transact such other business as might be brought up before the meeting.

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

          (i)      Election of Directors:

                                                           Against or                 Broker
                  Nominee                         For       Withheld   Abstentions  Non-Votes
                  -------                         ---      ----------  -----------  ---------
                  John E. Bagalay Jr.         74,300,649    3,406,760      N/A         N/A
                  Stephen K. Carter           76,070,588    1,636,821      N/A         N/A
                  James A. Grigsby            75,784,639    1,922,770      N/A         N/A
                  Robert F. Hendrickson       65,408,808   12,298,601      N/A         N/A
                  Kevin G. Lokay              65,455,560   12,251,849      N/A         N/A
                  H. Joseph Reiser            76,224,110    1,483,299      N/A         N/A

          (ii)      Proposal to amend,  as required,  the  Company's  1995 Stock
                    Option Plan, 1999 Non-Employee Director Stock Option Plan and By-Laws, as applicable, to provide that without the approval of a majority of the Company's stockholders, the Company shall not: (a) grant stock appreciation rights with an exercise price that is less than the fair market value of the underlying common stock; or (b) effectively amend or replace certain outstanding equity-based awards in a manner that would result in lower exercise prices, accelerated vesting schedules or the issuance of restricted stock.

                                                           Against or                 Broker
                                                  For       Withheld   Abstentions  Non-Votes
                                                  ---      ----------  -----------  ---------
                                              74,495,767    2,807,028    404,614       N/A

Item 6  -        Exhibits and Reports on Form 8-K

      (a) Exhibits:
          10.1 - Sublease Agreement by and between Cytogen Corporation and Hale and Dorr, LLP dated as of May 23, 2002. Filed herewith.

          10.2 - Addendum to Stock Exchange Agreement among Cytogen Corporation and the Shareholders and Debt holders of Prostagen, Inc. dated as of May 14, 2002, and amended as of August 13, 2002. Filed herewith.

          99.1 - Certification of Disclosure on Form 10-Q for the period ended June 30, 2002 by H. Joseph Reiser, President and Chief Executive Officer of Cytogen Corporation. Filed herewith.

          99.2 - Certification of Disclosure on Form 10-Q for the period ended June 30, 2002 by Lawrence R. Hoffman, Vice President and Chief Financial Officer of Cytogen Corporation. Filed herewith.

      (b) Reports on Form 8-K

                  During the three months ended June 30, 2002, the Company filed with the Securities and Exchange Commission four Current Report on Form 8-K and Form 8-K/A. The Form 8-K and Form 8-K/A dated May 20, 2002, reported on "Item 4. Changes in Registrant's Certifying Accountant" the change of the Company's independent public accountants to KPMG LLP for the fiscal year ending December 31, 2002 replacing Arthur Andersen LLP, effective immediately. The Form 8-K dated May 29, 2002, reported on "Item 5. Other Events" the followings: i) Cytogen's launch of Draxis Health's BrachySeed Palladium Pd-103 product in the United States for the treatment of prostate cancer and ii) the Company's financial guidance and strategic planning and operation for 2002. The Form 8-K dated June 4, 2002, reported on "Item 5. Other Events" the sale of 4,166,700 shares of Cytogen common stock to The State of Wisconsin Investment Board for an aggregate purchase price of approximately $5.0 million on June 4, 2002.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CYTOGEN CORPORATION





Date August 14, 2002            By: /s/ H. Joseph Reiser
    --------------------           ---------------------------------------------
                                  H. Joseph Reiser
                                  President and Chief Executive Officer




Date August 14, 2002            By /s/ Lawrence R. Hoffman
    --------------------          ----------------------------------------------
                                  Lawrence R. Hoffman
                                   Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)