Form 10-Q
period 2002-09-30
CYTOGEN CORP
filed 2002-11-13
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

             (Mark One)
             |X|  QUARTERLY REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                  1934.

             For the quarterly period ended September 30, 2002
                                            ------------------

                                       OR

             |_|  TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                  1934.

          For the transition period from            to
                                         ----------    ----------

                        Commission file number 000-14879
                                               ---------


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

            650 College Road East, CN 5308, Princeton, NJ 08540-5308
            --------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

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
                                             ---   ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                 Outstanding at November 1, 2002
----------------------------                     -------------------------------
Common Stock, $.01 par value                                8,806,999*


* Such amount reflects the number of shares of common stock outstanding after the Company's one-for-ten reverse stock split which became effective on October 25, 2002.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q




Part I.  FINANCIAL INFORMATION...............................................  3

Item 1.  Financial Statements................................................  3

  Consolidated Balance Sheets as of September 30, 2002
   (unaudited) and December 31, 2001.........................................  3

  Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001 (unaudited)......................  4

  Consolidated Statements of Cash Flows for the nine months ended
   September 30, 2002 and 2001 (unaudited)...................................  5

   Notes to Consolidated Financial Statements (unaudited)....................  6

Item 2.  Management's Discussion And Analysis Of Financial Condition
   And Results of Operations................................................. 11

Item 3.  Quantitative And Qualitative Disclosures About Market Risk.......... 22

Item 4.  Controls and Procedures............................................. 22

Part II.  OTHER INFORMATION.................................................. 23

Item 2.  Changes in Securities............................................... 23

Item 4.  Submission of Matters to a Vote of Security Holders................. 24

Item 6.  Exhibits And Reports On Form 8-K.................................... 24

PART I  - FINANCIAL INFORMATION
-------------------------------
Item 1 - Consolidated Financial Statements


                             CYTOGEN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                  (All amounts in thousands, except share and per share data)
                                          (Unaudited)


                                                                   September 30,  December 31,
                                                                        2002          2001
                                                                   -------------  ------------
ASSETS:
Current Assets:
  Cash and cash equivalents ......................................  $  16,246      $  11,309
  Marketable securities ..........................................          -          1,376
  Receivable on income tax benefit sold ..........................          -          1,103
  Accounts receivable, net .......................................      1,765          1,621
  Inventories ....................................................      1,178          1,889
  Other current assets ...........................................        834            508
                                                                    ---------      ---------

    Total current assets .........................................     20,023         17,806

Property and Equipment, net ......................................      1,184          1,831

Other Assets .....................................................      2,325          1,855
                                                                    ---------      ---------

                                                                    $  23,532      $  21,492
                                                                    =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term debt ..............................  $      89      $      77
  Accounts payable and accrued liabilities .......................      4,280          5,315
  Deferred revenue ...............................................        354            534
                                                                    ---------      ---------

    Total current liabilities ....................................      4,723          5,926
                                                                    ---------      ---------

Long-Term Liabilities ............................................      2,687          2,291
                                                                    ---------      ---------

Deferred Revenue .................................................      1,897          2,061
                                                                    ---------      ---------

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,400,000 shares authorized -
    Series C Junior Participating Preferred Stock, $.01 par value,
    200,000 shares authorized, none issued and outstanding .......          -              -
  Common stock, $.01 par value, 25,000,000 shares authorized,
    8,756,147 and 7,893,734 shares issued and outstanding
    at September 30, 2002 and December 31, 2001, respectively ....         88             79
  Additional paid-in capital .....................................    367,226        351,577
  Deferred compensation ..........................................       (232)          (621)
  Accumulated other comprehensive income .........................          -            860
  Accumulated deficit ............................................   (352,857)      (340,681)
                                                                    ---------      ---------

    Total stockholders' equity ...................................     14,225         11,214
                                                                    ---------      ---------
                                                                    $  23,532      $  21,492
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

                                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (All amounts in thousands, except per share data)
                                                  (Unaudited)


                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                             ---------------------        ---------------------
                                                2002        2001             2002        2001
                                             ---------   ---------        ---------   ---------
Revenues:
  Product related:
    ProstaScint ..........................   $  1,914    $  1,697         $  5,961    $  5,730
    BrachySeed ...........................        698         246            1,715         350
    OncoScint ............................         48          74              158         299
                                             --------    --------         --------    --------
           Total product sales ...........      2,660       2,017            7,834       6,379

    Quadramet royalties ..................        376         579            1,385       1,615
                                             --------    --------         --------    --------
           Total product related .........      3,036       2,596            9,219       7,994

  License and contract revenues ..........         65         225              345         697
                                             --------    --------         --------    --------

           Total revenues ................      3,101       2,821            9,564       8,691
                                             --------    --------         --------    --------

Operating Expenses:
  Cost of product sales ..................      1,154       1,421            3,449       3,240
  Research and development ...............      1,331       2,661            6,876       6,882
  Equity loss in PSMA LLC ................      1,006           -            2,114           -
  Selling and marketing ..................      1,433       1,489            4,508       4,820
  General and administrative .............      1,664       1,147            4,374       3,670
                                             --------    --------         --------    --------

           Total operating expenses ......      6,588       6,718           21,321      18,612
                                             --------    --------         --------    --------

           Operating loss ................     (3,487)     (3,897)         (11,757)     (9,921)

Loss on investment .......................       (516)          -             (516)          -
Interest income ..........................         75         162              224         538
Interest expense .........................        (43)        (44)            (127)       (136)
                                             --------    --------         --------    --------

Net loss .................................   $ (3,971)   $ (3,779)        $(12,176)   $ (9,519)
                                             ========    ========         ========    ========

Basic and diluted net loss per share .....   $  (0.46)   $  (0.48)        $  (1.46)   $  (1.23)
                                             ========    ========         ========    ========

Weighted average common shares outstanding      8,660       7,887            8,353       7,745
                                             ========    ========         ========    ========

                The accompanying notes are an integral part of these statements.

                                    CYTOGEN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (All amounts in thousands)
                                                 (Unaudited)


                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                    2002              2001
                                                               -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................       $(12,176)         $ (9,519)
Adjustments to reconcile net loss to net cash used in
      operating activities:
        Depreciation and amortization ....................            560               885
        Imputed interest .................................              -               (32)
        Stock-based compensation expenses ................            781               480
        Amortization of deferred revenue .................           (345)             (645)
        Stock-based milestone payments ...................          2,033                 -
        Asset impairment .................................            396                 -
        Loss on investment ...............................            516                 -
        Changes in assets and liabilites:
          Receivables, net ...............................            959             1,300
          Inventories ....................................            711              (829)
          Other assets ...................................             85               (49)
          Accounts payable and accrued liabilities .......           (848)           (2,138)
          Other liabilities ..............................            390                 -
                                                                 --------          --------

        Net cash used in operating activities ............         (6,938)          (10,547)
                                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of product rights ...............................         (1,000)             (500)
Net proceeds from sale of equipment ......................            100                 -
Purchases of property and equipment ......................           (103)             (486)
                                                                 --------          --------

        Net cash used in investing activities ............         (1,003)             (986)
                                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...................         12,962            14,188
Payment of long-term debt ................................            (84)             (100)
                                                                 --------          --------

        Net cash provided by financing activities ........         12,878            14,088
                                                                 --------          --------

Net increase in cash and cash equivalents ................          4,937             2,555

Cash and cash equivalents, beginning of period ...........         11,309            11,993
                                                                 --------          --------

Cash and cash equivalents, end of period .................       $ 16,246          $ 14,548
                                                                 ========          ========

                The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

         Cytogen Corporation ("Cytogen" or the "Company") is a product-driven, oncology-focused biopharmaceutical company. Cytogen markets several products through its in-house oncology sales force: ProstaScint(R) (a monoclonal antibody-based imaging agent used to image the extent and spread of prostate cancer); BrachySeed(TM) I-125 and BrachySeed(TM) Pd-103 (two uniquely designed, next-generation radioactive seed implants for the treatment of localized prostate cancer) licensed by the Company from Draximage, Inc.; and beginning in November 2002, NMP22(R) BladderChek(TM) (a convenient antibody based point-of-care diagnostic test for bladder cancer) licensed by the Company from Matritech, Inc. Cytogen developed Quadramet(R) as a skeletal targeting therapeutic radiopharmaceutical for the relief of bone pain in prostate and other types of cancer and receives royalties on product sales through Berlex Laboratories, the U.S. affiliate of Schering AG Germany, which markets the product in the United States. Cytogen's pipeline comprises product candidates at various stages of clinical development, including fully human monoclonal antibodies and cancer vaccines based on PSMA (prostate specific membrane antigen) technology, which was exclusively licensed from Memorial Sloan-Kettering Cancer Center. Cytogen also conducts research in cell signaling through its AxCell Biosciences subsidiary ("AxCell").


Basis of Consolidation

         The consolidated  financial  statements include the accounts of Cytogen
and  its  subsidiaries.   Intercompany   balances  and  transactions  have  been
eliminated in consolidation.


Basis of Presentation

         The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments, which in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 2001. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.


Marketable Securities

         In connection with the acquisition of Prostagen Inc. in June 1999, the Company received 275,350 shares of Northwest Biotherapeutics, Inc. ("Northwest") common stock. The Company had classified this investment as available-for-sale marketable securities. The fair value of Northwest stock, based on the quoted market prices, has significantly decreased from the Company's original carrying value of this investment of $516,000. Based on an evaluation of the financial condition of Northwest and the current stock price, management concluded that the carrying amount of this investment will not be recoverable. Accordingly, the Company has recorded a non-cash charge of $516,000 related to the other than temporary decline in the value of this investment during the three months ended September 30, 2002.


Inventories

         The Company's inventories are primarily comprised of ProstaScint and OncoScint CR/OV. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                        September 30,        December 31,
                                            2002                2001
                                       --------------      --------------

   Raw materials.................        $  506,000          $  506,000
   Work-in process...............            24,000           1,371,000
   Finished goods................           648,000              12,000
                                         ----------          ----------
                                         $1,178,000          $1,889,000
                                         ==========          ==========


Comprehensive Income (Loss)

         SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires reporting and displaying comprehensive income (loss) and its components which, for the Company, include net loss and unrealized gains or losses on available-for-sale marketable securities. In accordance with SFAS 130, the accumulated balance of other comprehensive income or loss is displayed as a separate component of stockholders' equity. The following table reconciles net loss to comprehensive loss for the three and nine months ended September 30, 2002.

                                           Three Months Ended     Nine Months Ended
                                           September 30, 2002     September 30, 2002
                                          -------------------    -------------------
Net loss................................      $(3,971,000)           $(12,176,000)

Other comprehensive loss:
  Unrealized holding losses
  arising during the period ...........          (837,000)             (1,376,000)

Less: reclasification
  adjustment for losses included
  in net loss .........................           516,000                 516,000
                                              ------------           -------------

Comprehensive loss......................      $(4,292,000)           $(13,036,000)
                                              ============           =============

         During the three and nine months ended September 30, 2001, the Company had no unrealized gains or losses on available-for-sale marketable securities.

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

2.       REVERSE STOCK SPLIT:

         On October 25, 2002, upon the receipt of approval of the Company's stockholders at a duly called and held Special Meeting of Stockholders of the Company, the Company's Board of Directors authorized and implemented a reverse stock split (the "Reverse Split") of Cytogen's issued, outstanding and authorized shares of common stock at a ratio of one-for-ten. As a result of the Reverse Split, one new share of common stock will be issued for every ten shares of common stock held by stockholders of record as of the close of business on October 25, 2002. All references in the accompanying financial statements to the number of shares and per share amounts have been retroactively restated to reflect the Reverse Split.

3.        RESTRUCTURING OF AXCELL BIOSCIENCES INC:

         In an effort to reduce expenses and position Cytogen for stronger long-term growth in oncology, the Company restructured AxCell in September 2002 by reducing 75% of AxCell's workforce. As a result, during the third quarter of 2002, the Company recorded a charge of $830,000 related to employee severance costs, the impairment of property and equipment and future rental payments on leased facilities that will not be used in operations, which is included in general and administrative expense in the accompanying consolidated statement of operation. As of September 30, 2002, $439,000 of the restructuring charge was accrued, and will be paid through 2006.

4.  EQUITY LOSS IN PSMA DEVELOPMENT CO. LLC:

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

Statement of Operations Data:

                                     Three Months Ended               Nine Months Ended
                                        September 30,                    September 30,
                                --------------------------      ----------------------------
                                    2002           2001             2002             2001
                                -----------     ----------      -----------     ------------

Interest income...............  $         -     $  10,000       $     4,000     $    36,000
Total expenses................    2,012,000       853,000         4,232,000       1,888,000
                                -----------     ---------       ------------    -----------
  Net loss....................  $(2,012,000)    $(843,000)      $(4,228,000)    $(1,852,000)
                                ===========     =========       ===========     ============

5.  SALES OF CYTOGEN COMMON STOCK:

         In January 2002, the Company sold 297,067 shares of Cytogen common stock to the State of Wisconsin Investment Board ("SWIB"), for an aggregate purchase price of $8.0 million, pursuant to a January 2002 Share Purchase Agreement between SWIB and the Company. In June 2002, the Company sold an additional 416,670 shares of Cytogen common stock to SWIB for an aggregate purchase price of $5.0 million. Pursuant to its agreements with SWIB, in January 2002 the Company agreed not to enter into equity line arrangements in the future, issue certain securities at less than fair market value or undertake certain other securities issuances without requisite stockholder approval.

6.  AMENDMENT OF AGREEMENT AND MILESTONE PAYMENTS:

         Pursuant to a Stock Exchange Agreement ("Prostagen Agreement") related to the Company's acquisition of Prostagen Inc. ("Prostagen") in June 1999, the Company agreed to issue up to an additional $4.0 million worth of Cytogen common stock to the shareholders and debtholders of Prostagen (the "Prostagen Partners"), if certain milestones are achieved in the dendritic cell therapy and PSMA development programs. During the first quarter of 2002, the Company and the Prostagen Partners agreed that a milestone was achieved based on the progress of the dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc. As a result, the Company accrued a $2.0 million stock liability with a corresponding charge recorded as research and development expense in the first quarter of 2002. In May 2002, the Company entered into an addendum to the Prostagen Agreement, as amended in August 2002 (the "Addendum") which clarifies the milestone payments to be made under the Prostagen Agreement, as well as the timing of such payments. Accordingly, Cytogen issued and registered with the Securities and Exchange Commission (the "SEC") $2.0 million worth of Cytogen common stock, or 122,699 shares, in satisfaction of the stock liability. In addition, the Company may be obligated to pay two additional milestone payments of $1.0 million each, upon the earlier of certain clinical achievements regarding the PSMA development programs or January 2003 and July 2003, respectively, provided that the payments shall be due on these dates only if safety has been established in a completed Phase I clinical trial and the research program on immunotherapy for prostate cancer is continuing on such dates. Any future milestone payments are payable in shares of Cytogen common stock which will be registered with the SEC after issuance.

         Under the terms of a Product, Manufacturing and Supply Agreement (the "Supply Agreement") entered in December 2000 between Cytogen and Draximage Inc., Draximage will supply radioactive iodine and palladium seeds to Cytogen in exchange for product transfer payments, royalties on sales and certain milestone payments. Pursuant to the Supply Agreement, Cytogen paid Draximage $1.0 million related to the first sale of BrachySeed Pd-103, which occurred in May 2002. The Company has recorded the $1.0 million milestone in other assets in the accompanying consolidated balance sheet and will amortize such amount over the approximately eight year remaining term of the Draximage agreement.

7.       LITIGATION:

         On March 17, 2000, the Company was served with a complaint filed against Cytogen in the United States Federal Court for the District of New Jersey by M. David Goldenberg ("Goldenberg") and Immunomedics, Inc.
(collectively "Plaintiffs"). The litigation claims that the Company's ProstaScint product infringes a patent purportedly owned by Goldenberg and licensed to Immunomedics. The Company believes that ProstaScint does not infringe this patent, and that the patent is invalid and unenforceable. In addition, the Company has certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be offset against royalty payments on sales of ProstaScint. In addition, the patent sought to be enforced in the litigation has now expired; as a result, the claim even if successful, would not result in an injunction barring the continued sale of ProstaScint or affect any other of the Company's products or technology. Discovery proceedings have advanced in a United States District Court with expert testimony being scheduled during the fourth quarter of 2002. However, given the uncertainty associated with litigation, there can be no assurance that the litigation could not result in a material expenditure to the Company.

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


Cautionary Statement

         In addition to the risks discussed under the caption referred to above, among other factors that could cause actual results to differ materially from expected results are the following: (i) the Company's ability to access the capital markets in the near term and in the future for continued funding of its operations including existing projects and in the pursuit of future projects;
(ii) the ability to attract and retain personnel needed for business operations and strategic plans; (iii) the timing and results of clinical studies, and regulatory approvals; (iv) market acceptance of the Company's products, including programs designed to facilitate use of the products, such as the Partners in Excellence or PIE Program; (v) demonstration over time of the efficacy and safety of the Company's products; (vi) the degree of competition from existing or new products; (vii) the decision by the majority of public and private insurance carriers on whether to reimburse patients for the Company's products; (viii) the ability of the Company and its partners to comply with applicable governmental regulations and changes thereto; (ix) the profitability of the Company's products; (x) the ability to attract, and the ultimate success of, strategic partnering arrangements, collaborations, and acquisition candidates; (xi) the ability of the Company and its partners to identify new products as a result of those collaborations that are capable of achieving FDA approval, that are cost-effective alternatives to existing products and that are ultimately accepted by the key users of the product; (xii) the ability to integrate the in-licensed products such as NMP22(R) BladderChek(TM) and BrachySeed; (xiii) the success of the Company in obtaining marketing approvals for its products in Canada and Europe; (xiv) the ability of the Company to protect its proprietary technology, trade secrets or know-how under the patent and other intellectual property laws of the United States and other countries; and (xv) the ability of Advanced Magnetics Inc. to satisfy the conditions specified by the FDA regarding approval to market Combidex in the United States.

         The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and from time to time the Company's other filings with the Securities and Exchange Commission.

Significant Events in 2002

         During May 2002, the Company launched the palladium version of BrachySeed(TM) (Pd-103), a uniquely designed next generation radioactive seed implant for the treatment of localized prostate cancer. The Company introduced the iodine version of BrachySeed (I-125) in 2001, and since then has increased its penetration of the brachytherapy iodine market, resulting in consistent quarter-over-quarter growth in BrachySeed sales. Despite such historical quarter-over-quarter sales increases, the radioactive seed implant market is very competitive and there can be no assurance that such increases will continue in the future. The Company is utilizing its existing oncology sales force to market both BrachySeed products.

         In October 2002, the Company entered into a five-year agreement with Matritech Inc. ("Matritech") to be the sole distributor for Matritech's NMP22 BladderChek test. NMP22 Bladderchek is a convenient antibody-based point-of-care diagnostic test for bladder cancer that requires only a few drops of a patient's urine. BladderChek returns results in thirty minutes and provides urologists with an adjunct technology to cytoscopy, a clinical procedure for the visual identification of tumors in the bladder, for improved detection and early diagnosis. During November 2002, the Company began promoting BladderChek to physicians throughout the U.S. using its in-house urologic-oncology sales force.

        Also in 2002, the Company received regulatory approval in Canada for ProstaScint(R), the Company's radio-labeled monoclonal antibody prostate cancer imaging agent. ProstaScint was approved for marketing in the United States in 1996. In both Canada and the United States, ProstaScint is indicated for use in staging high risk patients newly diagnosed with prostate cancer who are at risk for lymph node metastases and for patients with recurrent prostate cancer following a radical prostatectomy who are suspected of having occult metastatic disease. In Canada, ProstaScint is also indicated for use in identifying those patients with recurrent prostate cancer who are likely to benefit from receiving local salvage radiation therapy. The Company is reviewing various options to introduce both ProstaScint and Quadramet in Canada, either independently or with a partner. Quadramet, which was approved for marketing in Canada in 1998, is a therapeutic agent marketed in the U.S. for the relief of bone pain in prostate and other types of cancer. There can be no assurance, however, regarding the timing of launch for ProstaScint and Quadramet in Canada, the market acceptance of the newly launched products including BrachySeed I-125, BrachySeed Pd-103 and BladderChek and whether these products will significantly increase the revenues of the Company.

         In an effort to reduce expenses and position Cytogen for stronger long-term growth in oncology, the Company restructured its AxCell Biosciences subsidiary in September 2002. Management intends that the plan, which included a 75% reduction of AxCell's workforce, will allow continued research related to the role of novel proteins and signal transduction pathways in disease progression through both external collaborations and internal data mining. While AxCell continues to pursue opportunities in the area of signal transduction research, the restructuring reinforces Cytogen's corporate objectives of developing and marketing oncology products.

         On October 25, 2002, upon the receipt of approval of the Company's stockholders at a duly called and held Special Meeting of Stockholders of the Company, the Company's Board of Directors authorized and implemented a reverse stock split (the "Reverse Split") of Cytogen's issued, outstanding and authorized shares of common stock at a ratio of one-for-ten. As a result of the Reverse Split, one new share of common stock will be issued for every ten shares of common stock held by stockholders of record as of the close of business on October 25, 2002. After giving effect to the Reverse Split, the number of shares of authorized common stock is 25,000,000, and the number of shares of common stock issued and outstanding at September 30, 2002 was 8,756,147 (pending adjustment for the disposition of fractional shares, which will be paid in cash based on $0.395 per share). The Reverse Split is intended in part to help increase the market price of Cytogen's common stock above the minimum $1.00 per share as required by the Nasdaq National Market's ("NNM's") maintenance listing standards. On November 11, 2002, the Company announced that it had received notification from the Nasdaq Stock Market, Inc. that the Company had regained compliance with the NNM's listing standards regarding minimum bid price.

Results of Operations

Three Months Ended September 30, 2002 and 2001

         Revenues. Total revenues for the third quarter of 2002 were $3.1 million compared to $2.8 million for the same period in 2001. The increase from the prior year period is due to higher product related revenues, partially offset by lower license and contract revenues. Product related revenues, which included product sales and royalties, accounted for 98% and 92% of total revenues for the third quarters of 2002 and 2001, respectively. License and contract revenues accounted for the remainder of revenues.

         Product  related  revenues  for the  third  quarter  of 2002  were $3.0 million compared to $2.6 million for the same period in 2001. Sales of ProstaScint accounted for 63% and 65% of product related revenues in the third quarters of 2002 and 2001, respectively, while Quadramet royalties accounted for 12% and 22% of product related revenues for such quarters, respectively. Sales of ProstaScint were $1.9 million for the third quarter of 2002, $217,000 higher than the $1.7 million recorded in the third quarter of 2001. Cytogen believes that future growth of ProstaScint is dependent upon, among other things, the successful entry into additional markets and the implementation and continued research of new product applications such as: (i) combining or fusing ProstaScint with CT or MRI scans in a digital overlay; (ii) using ProstaScint scans to guide therapy, like the placement of brachytherapy seeds and/or external beam radiation; (iii) using ProstaScint to guide biopsy; or (iv) competitive re-imbursement by federal and private agencies. There can be no assurance, however, that such initiatives will significantly increase the sales of ProstaScint.

         Sales of BrachySeed during the third quarter of 2002 were $698,000 and accounted for 23% of product related revenues, compared to $246,000, or 9% of product related revenues, recorded in the same period of 2001. Since the market introduction of BrachySeed I-125 in February 2001, the Company has increased its penetration of the brachytherapy iodine market resulting in consistent quarter-over-quarter growth. BrachySeed sales in 2002 also include the initial sales of BrachySeed Pd-103, which was launched in May 2002. There can be no assurance, however, as to the continued market penetration of the BrachySeed I-125 and market acceptance of BrachySeed Pd-103 radioactive seed implants or whether the sale of these products will significantly increase the revenues of the Company in future periods.

          Sales of OncoScint CR/OV during the third quarter of 2002 were $48,000 compared to $74,000 in the same period of 2001. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Accordingly, the Company will discontinue selling OncoScint CR/OV at the end of 2002 in order to focus on its other oncology products.

         Quadramet royalties for the third quarter of 2002 were $376,000, $203,000 less than the $579,000 reported in the same period of 2001. The decrease was partially due to a temporary and infrequent disruption in the supply of Quadramet from the manufacturer of the product during the third quarter of 2002, which has been resolved. Quadramet is currently marketed in the U.S. by the Company's marketing partner, Berlex Laboratories ("Berlex"). Cytogen believes that future growth and market penetration of Quadramet is largely dependent upon, among other things: (i) new clinical data supporting the expanded and earlier use of Quadramet in various cancers and in combination with other therapies, such as chemotherarpy and bisphophonates; (ii) establishing the use of Quadramet at higher doses to target and treat primary bone cancers; and
(iii) increased marketing and sales penetration to radiation and medical oncologists. Although Cytogen believes that Berlex is a capable partner, there can be no assurance that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for Cytogen.

         License and contract revenues for the third quarter of 2002 were $65,000 compared to $225,000 for the same period of 2001. As a result of the Company's adoption of Securities and Exchange Commission's Staff Accounting Bulletin No.101 ("SAB 101") in 2000, license revenues include the recognition of deferred revenues from certain up-front, non-refundable license fees previously recognized in prior years.

         Operating Expenses. Total operating expenses for the third quarter of 2002 were essentially flat at $6.6 million compared to $6.7 million recorded in the same quarter of 2001, despite a charge of $830,000 related to the restructuring of AxCell recorded in September 2002, which is reflected in general and administrative expenses. Excluding the restructuring charge related to AxCell, the third quarter of 2002 operating expenses reflect a decrease in cost of product sales and research and development expenses and an increase in development cost associated with PSMA Development Company LLC, a joint venture between Cytogen and Progenics Pharmaceuticals, Inc. ("Progenics") for the development of in vivo immunotherapies, utilizing prostate specific membrane antigen or PSMA.

         Cost of product sales for the third quarter of 2002 were $1.2 million compared to $1.4 million recorded in the same period of 2001. The decrease from the prior year period is primarily due to the lower manufacturing costs for ProstaScint, partially offset by an increase in sales from our BrachySeed products.

         Research and development expenses for the third quarter of 2002 were $1.3 million compared to $2.7 million recorded in the same period of 2001. The decrease from the prior year period is attributable primarily to reduced expenses associated with AxCell's signal transduction inhibitors research programs and the development of a new manufacturing and purification process for ProstaScint. During the third quarters of 2002 and 2001, the Company invested $956,000 and $1.2 million, respectively, in AxCell's signal transduction research activities, and $0 and $943,000 respectively, in the development of a new manufacturing process for ProstaScint. In connection with the restructuring plan for AxCell in September 2002, cost-saving measures at AxCell are expected to lower Cytogen's annual operating expenses by approximately $2.2 million beginning in the fourth quarter of 2002. Funding for the development of a new manufacturing process for ProstaScint has been put on hold pending further evaluation of the development results.

         The Company's share in the equity loss in the PSMA Development LLC was $1.0 million during the third quarter of 2002 and represented 50% of the Joint Venture's operating results. The Joint Venture is equally owned by Cytogen and Progenics. The Company accounts for the Joint Venture using the equity method of accounting. Progenics was obligated to fund the initial $3.0 million of development costs of the Joint Venture. Beginning in December 2001, the Company and Progenics began to equally share the costs of the Joint Venture. The Company expects to incur significant costs in the future to fund its share of the development costs from the Joint Venture.

         Selling and marketing expenses for the third quarter of 2002 were essentially flat at $1.4 million compared to $1.5 million in the same period of 2001. These expenses included costs associated with the product launches of BrachySeed I-125 in 2001 and BrachySeed Pd-103 in 2002.

         General and administrative expenses for the third quarter of 2002 were $1.7 million compared to $1.1 million in the same period of 2001. The increase from the prior year period is due primarily to a charge of $830,000 related to the restructuring of AxCell in September 2002, partially offset by decreased spending in legal and professional fees.

         Loss on Investment. The Company recorded a non-cash charge of $516,000 during the third quarter of 2002 for an impairment in the carrying value of an investment in shares of Northwest Biotherapeutics, Inc. ("Northwest") common stock, which the Company had received as part of the acquisition of Prostagen in 1999. The fair value of such investment, based on the quoted market prices, has significantly decreased from its original carrying value of $516,000. Based on an evaluation of the financial condition of Northwest and the current stock price, management concluded that the decline was other than temporary and that the carrying amount of this investment would not be recoverable.

         Interest Income/Expense. Interest income for the third quarter of 2002 was $75,000 compared to $162,000 recorded in the same period of 2001. The decrease from the prior year period is due to a lower average yield on investments during 2002. Interest expense for the third quarter of 2002 was $43,000 compared to $44,000 recorded in the same period of 2001. Interest expense includes finance charges related to various equipment leases.

           Net Loss. Net loss for the third quarter of 2002 was $4.0 million compared to $3.8 million reported in the third quarter of 2001. After giving effect to the Reverse Split, the net loss per share for the third quarter of 2002 was $0.46 based on weighted average common shares outstanding of 8.7 million, compared to a net loss per share of $0.48 based on the weighted average common shares outstanding of 7.9 million for the same period in 2001.

Nine months ended September 30, 2002 and 2001

         Revenues. Total revenues for the nine months ended September 30, 2002 and 2001 were $9.6 million and $8.7 million, respectively. The increase from the prior year period is due to higher product related revenues, partially offset by lower license and contract revenues. Product related revenues, which included product sales and royalties, accounted for 96% of total revenues in 2002 compared to 92% from the comparable period of 2001. License and contract revenues accounted for the remainder of revenues. For the fiscal year 2002, the Company projects total revenues to be in the range of $12.5 million to $14.5 million.

         Product related revenues for the nine months ended September 30, 2002 and 2001 were $9.2 million and $8.0 million, respectively. Sales of ProstaScint accounted for 65% and 72% of product related revenues in the nine months ended September 30, 2002 and 2001, respectively, while Quadramet royalties accounted for 15% and 20% of product related revenues for such periods, respectively. Sales of ProstaScint were $6.0 million for nine months ended September 30, 2002 compared to $5.7 million in the comparable period of 2001. Cytogen believes that future growth of ProstaScint is dependent upon, among other things, the successful entry into additional markets and the implementation and continued research of new product applications as described above. There can be no assurance, however, that such initiatives will significantly increase the sales of ProstaScint.

      Royalties from Quadramet for the nine months ended September 30, 2002 were $1.4 million compared to $1.6 million in the same period of 2001. The decrease was partially due to a temporary and infrequent disruption in the supply of Quadramet from the manufacturer of the product during the third quarter of 2002, which has been resolved. Quadramet is currently marketed in the U.S. by the Company's marketing partner, Berlex Laboratories ("Berlex"). Cytogen believes that future growth and market penetration of Quadramet is largely dependent upon, among other things: (i) new clinical data supporting the expanded and earlier use of Quadramet in various cancers and in combination with other therapies, such as chemotherarpy and bisphophonates; (ii) establishing the use of Quadramet at higher doses to target and treat primary bone cancers; and (iii) increased marketing and sales penetration to radiation and medical oncologists. Although Cytogen believes that Berlex is a capable partner, there can be no assurance that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for Cytogen.

         Sales of BrachySeed for the nine months ended September 30, 2002 were $1.7 million and accounted for 19% of product related revenues, compared to $350,000 or approximately 4% of product related revenues recorded in the same period of 2001. The increase from the prior year period is due to increased market penetration of BrachySeed I-125 since its market introduction in February 2001, and to the initial sales of BrachySeed Pd-103, which was launched in May 2002. Sales of BrachySeed Pd-103 have not been substantial to date, since the product is still in the initial launch phase. There can be no assurance, however, as to the continued market penetration of BrachySeed I-125 and market acceptance of BrachySeed Pd-103 or whether the sale of these products will significantly increase the revenues of the Company in future periods.

         Sales of OncoScint CR/OV were $158,000 in 2002 compared to $299,000 in the same period of 2001. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV.

Accordingly, the Company will discontinue selling OncoScint CR/OV at the end of 2002 in order to focus on its other oncology products.

         License and contract revenues for the nine months ended September 30, 2002 and 2001 were $345,000 and $697,000, respectively. As a result of the Company's adoption of SAB 101 in 2000, license revenues for both 2002 and 2001 include the recognition of deferred revenues from certain up-front non-refundable license fees previously recognized in prior years.

         Operating Expenses. Total operating expenses for the nine months ended September 30, 2002 were $21.3 million, and included a one-time, non-cash milestone payment of $2.0 million related to the progress of the dendritic cell prostate cancer clinical trials at Northwest and a charge of $830,000 for the restructuring of AxCell recorded in September 2002. Excluding these charges, operating expenses for the nine months of 2002 would have been flat at $18.5 million compared to $18.6 million recorded in the same period of 2001. The current year expenditures reflect an increase in development costs associated with the PSMA Development Company LLC and decreased expenses in the new manufacturing process for ProstaScint and AxCell's signal transduction research programs. For fiscal year 2002, the Company projects total operating expenses, excluding cost of sales and one-time non-cash charges, to be in the range of $20.0 million to $22.0 million.

         Cost of product sales for the nine months ended September 30, 2002 were $3.4 million compared to $3.2 million in the same period of 2001. The increase from the prior year period is due primarily to increases in sales of our products and to a $157,000 charge to reserve for excess inventory for OncoScint and ProstaScint, partially offset by lower facility related costs associated with the manufacturing of ProstaScint.

         Research and development expenses for the nine months ended September 30, 2002 were $6.9 million and were flat compared to the $6.9 million reported in the same period of 2001, despite a one-time, non-cash milestone payment of $2.0 million related to the progress of dendritic cell prostate cancer clinical trials at Northwest in 2002. Excluding this one-time charge, the 2002 research and development expenses decreased from the prior year expenditures, as a result of reduced costs associated with AxCell's signal transduction inhibitors research programs and the development of a new manufacturing and purification process for ProstaScint. During the nine months ended September 30, 2002 and 2001, the Company invested $3.3 million and $3.6 million, respectively, in AxCell's signal transduction research activities, and $551,000 and $1.8 million respectively, in the development of a new manufacturing process for ProstaScint. In connection with the AxCell restructuring plan in September 2002, cost-saving measures at AxCell are expected to lower Cytogen's annual operating expenses by approximately $2.2 million beginning in the fourth quarter of 2002. Funding for the development of a new purification and manufacturing process for ProstaScint has been put on hold pending further evaluation of the development results.

         The Company's share in the equity loss in the PSMA Development LLC, our joint venture with Progenics was $2.1 million during the nine months ended September 30, 2002 and represented 50% of the Joint Venture's operating results. The Joint Venture is equally owned by Cytogen and Progenics. The Company accounts for the Joint Venture using the equity method of accounting. Progenics was obligated to fund the initial $3.0 million of development costs of the Joint

Venture. Beginning in December 2001, the Company and Progenics began to equally share the costs of the Joint Venture. The Company expects to incur significant costs in the future to fund its share of the development costs from the Joint Venture.

         Selling and marketing expenses were $4.5 million for the nine months ended September 30, 2002 compared to $4.8 million in the same period of 2001. The decrease from the prior year period is due primarily to costs associated with the 2001 launch of BrachSeed I-125.

         General and administrative expenses for the nine months ended September 30, 2002 were $4.4 million compared to $3.7 million in the same period in 2001. The increase from the prior year period is due to a charge of $830,000 related to restructuring of AxCell in September 2002, and a stock based compensation charge for a key employee. The increase is partially reduced by decreased spending in legal and professional fees.

         Loss on Investment. The Company recorded a non-cash charge of $516,000 during the third quarter of 2002 for an impairment in the carrying value of an investment in shares of Northwest common stock, which the Company had received as part of the acquisition of Prostagen in 1999. The fair value of such investment, based on the quoted market prices, has dramatically decreased from its original carrying value of $516,000. Based on an evaluation of the financial condition of Northwest and the current stock price, management concluded that the decline was other than temporary and that the carrying amount of this investment would not be recoverable.

         Interest Income/Expense. Interest income for the nine months ended September 30, 2002 was $224,000 compared to $538,000 recorded in the same period of 2001. The decrease from the prior year period is due a lower average yield on investments in 2002. Interest expense for the nine months ended September 30, 2002 was $127,000 compared to $136,000 recorded in the same period of 2001. Interest expense includes finance charges related to various equipment leases.

         Net Loss. Net loss for the nine months ended September 30, 2002 was $12.2 million compared to $9.5 million recorded in the same period of 2001. Giving effect to the Reverse Split, the net loss per share for the nine months ended September 30, 2002 was $1.46 based on weighted average common shares outstanding of 8.4 million compared to a net loss per share of $1.23 based on the weighted average common shares outstanding of 7.7 million for the same period in 2001. As mentioned above, the 2002 net loss included a one-time, non-cash milestone of $2.0 million related to the progress of dendritic cell prostate cancer clinical trials at Northwest and a charge of $830,000 for the restructuring of AxCell in September 2002.

Liquidity and Capital Resources

         The Company's cash and cash equivalents were $16.2 million as of September 30, 2002, compared to $11.3 million as of December 31, 2001. The cash used for operating activities for the nine months ended September 30, 2002 was $6.9 million compared to $10.5 million in the same period of 2001. The decrease from the prior year period is due primarily to improved working capital management which included a build-up of ProstaScint inventory in 2001 compared with a reduction in 2002 as the Company is in the process of seeking a new manufacturer of ProstaScint. For the fiscal year 2002, the Company projects that cash used in operations will be in the range of $9.5 million to $10.5 million.

           Historically, the Company's primary sources of cash have been proceeds from the issuance and sale of its stock through public offerings and private placements, product related revenues, revenues from contract manufacturing and research services, fees paid under license agreements and interest earned on cash and short-term investments.

         The Company filed a shelf Registration Statement on Form S-3 to register 1,000,000 shares of its common stock in October 2001. Such Registration Statement was declared effective by the Securities and Exchange Commission in November 2001. The Company may issue such registered shares of common stock from time to time and may use the proceeds thereof for general corporate purposes, including, but not limited to, continued development and commercialization of its proteomics technologies, research and development of additional products and expansion of its sales and marketing capabilities. As of September 30, 2002 the Company has registered 713,737 shares of common stock under such shelf registration statement and a total of 286,263 shares of the Company's common stock remain available to be registered.

         In January 2002, the Company sold 297,067 shares of Cytogen common stock to the State of Wisconsin Investment Board ("SWIB") for an aggregate purchase price of $8.0 million. In June 2002, the Company sold an additional 416,670 shares of Cytogen common stock for an aggregate purchase price of $5.0 million. Pursuant to its agreement with SWIB, in January 2002 the Company agreed not to enter into equity line arrangements in the future, issue certain securities at less than fair market value or undertake certain other securities issuances without requisite stockholder approval.

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

         Beginning in December 2001, Cytogen and Progenics began to equally share the costs of the Joint Venture. Since that date, Cytogen has recognized
50% of the Joint Venture's operating results, which, during the nine months ended September 30, 2002 was a loss of $2.1 million. The Company expects its share of losses in the PSMA Development Co. LLC to continue at even higher levels in subsequent periods.

         The Company's capital and operating requirements may change depending upon various factors, including: (i) whether the Company and its strategic partners achieve success in manufacturing, marketing and commercialization of its products; (ii) the amount of resources which the Company devotes to clinical evaluations and the expansion of marketing and sales capabilities; (iii) results of clinical trials and research and development activities; and (iv) competitive and technological developments, in particular, the Company expects to incur significant costs for the development of its PSMA technologies.

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

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q and Note 1 to our Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, include a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's actual results could differ materially from those estimates.

Revenue Recognition

         The Company recognizes revenue from the sale of its products upon shipment. The Company does not grant price protection to customers. Quadramet royalties are recognized when earned. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which provides guidance on the recognition of up-front, non-refundable license fees. Accordingly, the Company defers up-front license fees and recognizes them over the estimated performance period of the related agreement, when we have continuing involvement. Since the term of the performance periods is subject to management's estimates, future revenues to be recognized could be affected by changes in such estimates.

Accounts Receivable

         The Company's accounts receivable balances are net of an estimated allowance for uncollectible accounts. The Company continuously monitor collections and payments from our customers and maintain an allowance for uncollectible accounts based upon our historical experience and any specific customer collection issues that the Company has identified. While the Company believes its reserve estimate to be appropriate, the Company may find it necessary to adjust its allowance for uncollectible accounts if its future bad debt expense exceeds our estimated reserve. The Company is subject to concentration risks as a limited number of its customers provide a high percent of total revenues, and corresponding receivables.

Inventories

         Inventories are stated at the lower of cost or market, as determined using the first-in, first-out method, which most closely reflects the physical flow of the Company's inventories. The Company's products and raw materials are subject to expiration dating. The Company regularly reviews quantities on hand to determine the need for reserves for excess and obsolete inventories based primarily on its estimated forecast of product sales. The Company's estimate of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated its reserve for excess and obsolete inventories.

Carrying Value of Fixed and Intangible Assets

         The Company's fixed assets and certain of its acquired rights to market its products have been recorded at cost and are being amortized on a straight-line basis over the estimated useful life of those assets. If indicators of impairment exist, the Company assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. Adverse changes regarding future cash flows to be received from long-lived assets could indicate that an impairment exists, and would require the write down of the carrying value of the impaired asset at that time.

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

Item 4 - Controls and Procedures

     a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II  -  OTHER INFORMATION

Item 2 - Changes in Securities

Charter Amendment

         On October 25, 2002, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended (the "Charter Amendment") with the Secretary of State of the State of Delaware. Such Charter Amendment affected a one-for-ten reverse split (the "Reverse Split") of all outstanding, issued and authorized shares of the Company's common Stock, $0.01 par value per share (the "Common Stock"). The rights of such stockholders holding more than ten shares of Common Stock as of the close of business on October 25, 2002, the record date for determining shares affected by the Reverse Split, were unaffected but for the proportionate reduction in the number of shares of Common Stock so held by each such stockholder as a result of the Reverse Split. Those stockholders holding less than an aggregate of ten shares of Common Stock, and those stockholders having holdings not evenly divisible by ten, will receive a cash payment equal to such stockholder's resulting fractional interest after the Reverse Split multiplied by $0.395, in lieu of receiving post-Reverse Split shares of Common Stock.

         The Company's 5,400,000 shares of the Company's preferred stock, $0.01 par value per share (the "Preferred Stock") authorized, including such 200,000 shares of Preferred Stock designated as Series C Junior Participating Preferred Stock, were unaffected by Charter Amendment.

Issuance of Unregistered Shares of Common Stock

         Pursuant to a Stock Exchange Agreement ("Prostagen Agreement") related to the Company's acquisition of Prostagen Inc. ("Prostagen") in June 1999, the Company agreed to issue up to an additional $4.0 million worth of Cytogen common stock to the shareholders and debtholders of Prostagen (the "Prostagen Partners"), if certain milestones are achieved in the dendritic cell therapy and PSMA development programs. During the first quarter of 2002, the Company and the Prostagen Partners agreed that a milestone was achieved based on the progress of the dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc.

         In May 2002, the Company entered into an addendum to the Prostagen Agreement, as amended in August 2002 (the "Addendum"), which clarifies the milestone payments to be made under the Prostagen Agreement, as well as the timing of such payments. Accordingly, on September 16, 2002, the Company issued 122,699 shares of Common Stock to the Prostagen Partners (the "Prostagen Shares") at consideration equivalent to approximately $16.30 per share of Common Stock in satisfaction of the stock liability recorded in the first quarter of 2002. The Company issued the Prostagen Shares in satisfaction of the Company's current milestone payment liabilities to the Prostagen Partners, and therefore, did not receive cash from the Prostagen Partners in exchange for the Prostagen Shares.

         The Company subsequently filed a Registration Statement on Form S-3 (File No. 333-100315) (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") on October 4, 2002 registering the Prostagen Shares. The Registration Statement was subsequently amended on October 21, 2002, and declared effective by the Commission on October 24, 2002.

         The Company believes that the issuance of the Prostagen Shares to the Prostagen Partners was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. The Prostagen Partners had adequate access to information about the Company.

Item 4 - Submission of Matters to a Vote of Security Holders

         On October 25, 2002, the Company held a Special Meeting of Stockholders (the "Special Meeting"). Information relating to the matters voted upon at the Special Meeting and the number of votes cast for, against and withheld with respect to each such matter is contained in the Company's Current Report on Form 8-K which was filed with the Commission on October 25, 2002. There were no broker non-votes with respect to either proposal presented to the stockholders of the Company at the Special Meeting.

Item 6  - Exhibits and Reports on Form 8-K

   (a) Exhibits:

     3.1 - Certificate of Amendment to Restated Certificate of Incorporation, as amended, as filed with the Secretary of State of the State of Delaware on October 25, 2002. Filed as an exhibit to the Company's Current Report on Form 8-K dated October 25, 2002, and incorporated herein by reference.

     99.1 - Certification of Disclosure on Form 10-Q for the period ended September 30, 2002 by H. Joseph Reiser, President and Chief Executive Officer of Cytogen Corporation. Filed herewith.

     99.2 - Certification of Disclosure on Form 10-Q for the period ended September 30, 2002 by Lawrence R. Hoffman, Vice President and Chief Financial Officer of Cytogen Corporation. Filed herewith.

   (b) Reports on Form 8-K

         During the three months ended September 30, 2002, the Company filed two Current Reports on Form 8-K with the Securities and Exchange Commission. On August 19, 2002, the Company filed a Current Report on Form 8-K, under "Item 5. Other Events", on which the Company reported that it had been notified by the Nasdaq Stock Market Inc. ("Nasdaq") regarding the Company's non-compliance with the minimum closing bid price requirement relating to Cytogen Common Stock. On September 17, 2002, the Company filed a Current Report on Form 8-K, under "Item 5. Other Events", on which the Company: (i) reported the internal restructuring of the Company's AxCell Biosciences subsidiary; and (ii) announced an agreement in principle to enter into a five year agreement for the Company to be the sole United States distributor for Matritech's NMP22(R) BladderChek(TM) test.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CYTOGEN CORPORATION





Date November 13, 2002           By: /s/ H. Joseph Reiser
    ------------------              -------------------------------------------
                                    H. Joseph Reiser
                                    President and Chief Executive Officer




Date November 13, 2002           By /s/ Lawrence R. Hoffman
    ------------------             --------------------------------------------
                                   Lawrence R. Hoffman
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 Certifications

I, H. Joseph Reiser, certify that:

     1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Cytogen
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Theregistrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002                  /s/  H. Joseph Reiser
        -----------------                 -------------------------------------
                                          H. Joseph Reiser
                                          President and Chief Executive Officer





                                 Certifications

I, Lawrence R. Hoffman, certify that:

     1.   I have  reviewed  this  quarterly  report  on  Form  10-Q  of  Cytogen
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date'); and

               c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 13, 2002                 /s/  Lawrence R. Hoffman
        -----------------                 -------------------------
                                          Lawrence R. Hoffman
                                          Vice President and
                                           Chief Executive Officer