Form 10-K
period 2002-12-31
CYTOGEN CORP
filed 2003-03-31
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                             -----------------
                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to  __________

                        Commission File Number 000-14879

                               CYTOGEN CORPORATION

             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                             22-2322400
-------------------------------                             --------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

650 College Road East, Princeton, New Jersey                             08540
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's  telephone  number, including area code (609) 750-8200
                                                     ---------------------------
Securities
registered  pursuant to Section  12(b) of the Act:  None
                                                    ----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

           Preferred Stock Purchase Rights, $0.01 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---

The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 28, 2002, based on $10.70 per share, the last reported sale price on the NASDAQ National Market on that date, was $92,517,375.

The number of shares of Common Stock, $.01 par value, of the registrant outstanding as of March 1, 2003 was 8,813,832 shares.

The following documents are incorporated by reference into the Annual Report on Form 10-K: Portions of the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

                                                 TABLE OF CONTENTS


                   Item                                                                                         Page
                   ----                                                                                         ----
PART I             1.      Business....................................................................           1
                   2.      Properties..................................................................          31
                   3.      Legal Proceedings...........................................................          31
                   4.      Submission of Matters to a Vote of Security Holders.........................          32

PART II            5.      Market for the Company's Common Equity and Related Stockholder Matters......          33
                   6.      Selected Financial Data.....................................................          34
                   7.      Management's Discussion and Analysis of Financial Condition and Results of
                               Operations..............................................................          35
                   7A.     Quantitative and Qualitative Disclosures about Market Risk..................          44
                   8.      Financial Statements and Supplementary Data.................................          44
                   9.      Changes in and Disagreements with Accountants on Accounting and Financial
                               Disclosure..............................................................          44
PART III           10.     Directors and Executive Officers of the Company.............................          45
                   11.     Executive Compensation......................................................          45
                   12.     Security Ownership of Certain Beneficial Owners and Management and Related
                               Stockholder Matters.....................................................          45
                   13.     Certain Relationships and Related Transactions..............................          45
                   14.     Controls and Procedures.....................................................          45
PART IV            15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............          46

EXHIBIT INDEX............................................................................................        46

SIGNATURES...............................................................................................        52

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................................................        F-1

                                     PART I

Item 1.  Business

Overview

Cytogen Corporation of Princeton, New Jersey is a product-driven, oncology-focused biopharmaceutical company. We market proprietary and licensed oncology products through our in-house sales force: ProstaScint(R) (a monoclonal antibody-based imaging agent used to image the extent and spread of prostate cancer) and NMP22(R) BladderChek(TM) (a point-of-care test for bladder cancer detection). We have also developed Quadramet(R), a skeletal targeting therapeutic radiopharmaceutical for the relief of bone pain in prostate and other types of cancer, for which we receive royalties on product sales through Berlex Laboratories, the United States affiliate of Schering AG Germany, which markets the product in the United States. Our pipeline comprises product candidates at various stages of clinical development, including fully human monoclonal antibodies and cancer vaccines based on PSMA (prostate specific membrane antigen) technology, which we exclusively licensed from Memorial Sloan-Kettering Cancer Center. We also conduct research in cell signaling through our AxCell Biosciences research subsidiary in Newtown, Pennsylvania.

In August 2000, we expanded our product pipeline by entering into marketing, license and supply agreements with Advanced Magnetics, Inc. for Combidex(R), which is an investigational magnetic resonance imaging (MRI) contrast agent that assists in the differentiation of metastatic from non-metastatic lymph nodes. We hold exclusive United States marketing rights to Combidex. Advanced Magnetics is continuing its discussions with the FDA relating to outstanding issues regarding an approvable letter received from the FDA dated June 2000, in an effort to bring Combidex to market.

We are integrating our expertise in molecular and cellular biology, biochemistry, bioinformatics, pharmacology and clinical development to create targeted technologies for cancer therapy and diagnosis. In this regard, we are developing product candidates based on prostate specific membrane antigen, or PSMA, which is a cell-surface protein that is abundantly expressed on prostate cancer cells at all stages of disease, including advanced or metastatic disease.

The PSMA gene was first discovered by scientists at Memorial Sloan-Kettering Cancer Center. From this technology, we have put one product on the market (ProstaScint) and are building a robust pipeline of potential products in research and development. These pipeline products are focused primarily on novel vaccine and antibody cancer therapy, initially in the area of prostate cancer. In December 2002, the PSMA Development Company LLC, a joint venture between Cytogen and Progenics Pharmaceuticals, Inc., announced the initiation of a Phase I clinical trial for the testing of a novel therapeutic prostate cancer vaccine directed against PSMA.

PSMA  is  also  present  at  high  levels  on the  newly  formed  blood  vessels
(neovasculature) needed for the growth and survival of many types of solid tumors. If PSMA-targeted therapies can destroy or prevent formation of these new blood vessels, we believe that such therapies may prove valuable in treating a broad range of cancers.

Further research and development efforts are carried out through AxCell, which remains engaged in the research and development of novel biopharmaceutical products using its collection of proprietary signal transduction pathway information, despite significant reductions in AxCell's workforce, which we implemented in September 2002.

AxCell uses its proprietary technology as a tool to provide academic, governmental and commercial collaborators with vital information about signal transduction pathways that can be used for drug discovery and development. AxCell provides this information rapidly and efficiently, using the proprietary methods and systems that AxCell developed to identify signal transduction pathways. We have successfully leveraged our technology through collaborations with Mount Sinai School of Medicine, National Cancer Institute, Kimmel Cancer Center at Thomas Jefferson University, University of Muenster in Germany and Celgene Corporation. These collaborations increase our research resources, improve our technological strength and establish valuable development relationships with potential commercial opportunities.

The Company was incorporated in Delaware on March 3, 1980 under the name Hybridex, Inc. and changed its name to Cytogen Corporation on April 1, 1980. Our executive offices are located at 650 College Road East, Suite 3100, Princeton, New Jersey 08540 and our telephone number is 609-750-8200.

On October 25, 2002, we received approval from our stockholders at a duly called and held special meeting of stockholders to effect a reverse split of our common stock. Our Board of Directors thereafter approved a one-for-ten reverse split of our outstanding, issued and authorized shares of common stock, which became effective on October 25, 2002. All numbers set forth in this Annual Report on Form 10-K reflect the effect of such one-for-ten reverse stock split.

ProstaScint(R) and OncoScint(R) are registered United States trademarks of Cytogen Corporation. All other trade names, trademarks or servicemarks appearing in this Annual Report on Form 10-K are the property of their respective owners, and not the property of Cytogen Corporation or any of our subsidiaries. Quadramet(R) is a trademark of The Dow Chemical Company used under license by Cytogen.

We also maintain a website at http://www.cytogen.com. We provide an internet link on our website to the Securities and Exchange Commission's website where you can find documents that we file with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act. Such documents are posted as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Alternatively, we will provide electronic or paper copies of our filings free of charge upon request.

PROSTATE CANCER AND ONCOLOGY

Background

Prostate cancer is the most common type of cancer found in American men, other than skin cancer. The American Cancer Society estimates that there will be about 220,900 new cases of prostate cancer in the United States in the year 2003, and estimates that 28,900 men will die of the disease this year. Prostate cancer is the second leading cause of cancer death in men, exceeded only by lung cancer.

Although men of any age may be diagnosed with prostate cancer, it is found most often in men over 50. It is estimated that more than 70% of all prostate cancers are diagnosed in men over the age of 65. Prostate cancer is almost twice as common among African-American men as it is among caucasian American men. It is also most common in North America and northwestern Europe. It is less common in Asia, Africa, and South America.

We find encouragement in the overall vitality of the oncology market and believe future growth lies in identification of new in-licensing opportunities. While large pharmaceutical companies tend to concentrate on products with market potential larger than that of typical anticancer drugs; selected niche products which compliment our oncology focus may fit well within Cytogen's product portfolio.

We currently market the following proprietary and licensed oncology products:


     Product             Description            Status        2002 Sales            Future Growth Drivers
     -------             -----------            ------        or Royalty            ---------------------
                                                              Revenue ($
                                                              millions)
                                                              ----------
ProstaScint(R)      Monoclonal             Developed and          $7.92      -        Fusion imaging -
(Capromab           antibody-based         marketed by                                combining ProstaScint(R)
Pendetide)          imaging agent used     Cytogen in the                             images with CT (computed
                    to image the extent    United States                              tomography) or MR
                    and spread of                                                     (magnetic resonance)
                    prostate cancer                                                   scans in a digital overlay
                                                                             -        Utilization of
                                                                                      ProstaScint scans to
                                                                                      guide therapy
                                                                                      ("image-guided therapy"),
                                                                                      to enhance therapy
                                                                                      targeting for treatments
                                                                                      such as  brachytherapy,
                                                                                      cryotherapy and external
                                                                                      beam radiation, such as
                                                                                      intensity modulated
                                                                                      radiation therapy (IMRT)

Quadramet(R)        Skeletal targeting     Developed by           $1.84      -        New clinical data
(Samarium Sm-153    therapeutic            Cytogen based                              supporting the expanded
Lexidronam          radiopharmaceutical    upon technology                            and earlier use of
Injection)          for the relief of      licensed from                              Quadramet in various
                    bone pain in           Dow Chemical,                              cancers
                    prostate and other     marketed by                       -        Novel research supporting
                    types of cancer        Berlex                                     combination uses with
                                           Laboratories,                              other therapies, such as
                                           the United                                 chemotherapy and
                                           States affiliate                           bisphophonates
                                           of Schering AG                    -        Establishing the use of
                                           Germany, in the                            Quadramet at higher doses
                                           United States                              to target and treat
                                                                                      primary bone cancers
                                                                             -        Increased marketing and
                                                                                      sales penetration to
                                                                                      radiation and medical
                                                                                      oncologists


NMP22(R)            A point-of-care in     Developed by       Not            -        Food and Drug
BladderChek(TM)     vitro diagnostic       Matritech, Inc.,   material,               Administration approval
(nuclear matrix     test for bladder       marketed to        Cytogen                 for expanded use as an
protein-22)         cancer                 urologists by      began                   aid in diagnosis
                                           Cytogen in the     introducing
                                           United States      to
                                                              physicians
                                                              in November
                                                              2002


In January 2003, we provided Draximage Inc., the radiopharmaceutical subsidiary of Draxis Health Inc., with notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with respect to both of Draximage's BrachySeedTM I-125 and BrachySeedTM Pd-103 products. Effective January 24, 2003, we no longer accept or fill new orders for the BrachySeed I-125 and BrachySeed Pd-103 products.

Technology

PSMA

Prostate specific membrane antigen, or PSMA, is a transmembrane protein that may be used as an important marker associated with prostate cancer. Memorial Sloan-Kettering Cancer Center identified PSMA using a monoclonal antibody supplied by us. A patent entitled "Prostate Specific Membrane Antigen" was issued to Sloan-Kettering Institute for Cancer Research, an affiliate of Memorial Sloan-Kettering Cancer Center, and we acquired the exclusive worldwide license covering this technology. A murine monoclonal antibody directed against PSMA is the basis of our ProstaScint imaging product. PSMA has also been found to be present in the new blood vessels formed in association with a variety of other major solid tumors. We believe that, due to the unique characteristics of this antigen, technologies utilizing PSMA can yield novel products for the treatment and diagnosis of cancer.

In 1999, we entered into a joint venture with Progenics Pharmaceuticals, Inc. to develop in vivo immunotherapeutic products utilizing PSMA. These product candidates include a therapeutic prostate cancer vaccine utilizing the PSMA gene and a vector delivery system, a recombinant form of the PSMA protein as a basis of immune stimulation, and antibody-based immunotherapies for prostate cancer. We believe that these product candidates, if successfully developed, could play an important role in the treatment of prostate cancer. We believe there are significant unmet needs for treatment and monitoring of this disease. In addition, we intend to evaluate the utility of these therapies, as an anti-angiogenesis approach, in other cancers where PSMA is expressed in association with tumor neovasculative such as in breast, colon, lung and other cancers.

The joint venture is owned equally by Progenics Pharmaceuticals, Inc. and us. We have exclusively licensed to the joint venture certain immunotherapeutic applications of our PSMA patent rights and know-how. Progenics has funded the first $3 million of development costs of the program in addition to $2.0 million in supplemental capital contributions funded at certain dates. Beginning in December 2001, we and Progenics began sharing costs of the program. In 2002, we incurred expenses of $2.9 million relating to programs at the joint venture compared to $332,000 in 2001. The joint venture is funded by equal capital contributions from each of Progenics and Cytogen in accordance with an annual budget approved by the joint venture representatives from each such party. As of March 28, 2003, the parties are in the process of negotiating the 2003 annual budget for the joint venture and have agreed that the operating budget for 2003 will be no less than the 2002 operating expenses for the joint venture. Contract research and development services provided by Progenics to the joint venture during 2002 were in accordance with a services agreement between the parties. As of March 28, 2003, the parties are negotiating the terms of a new services agreement and believe that if mutual agreement is not achieved, the parties can successfully negotiate with outside third parties for necessary services.

We have North American marketing rights to products developed by the joint venture and a right of first negotiation with respect to marketing activities in any territory outside North America. We anticipate initiation of marketing efforts for any product developed upon approval by the FDA or requisite foreign regulatory bodies, as applicable. If approved, we anticipate marketing these products with our own sales force and will be reimbursed by the joint venture for these costs. We will split the net profit equally with Progenics for any products developed by the joint venture.

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

In December 2002, the PSMA Development Company LLC announced the initiation of a Phase I clinical trial for the testing of a novel therapeutic prostate cancer vaccine directed against PSMA.

We licensed PSMA through our subsidiary, Prostagen, Inc., to Northwest Biotherapeutics, Inc., for development of ex vivo dendritic cell based immunotherapy of prostate cancer. In 2000, we executed a new sublicense agreement with Northwest Biotherapeutics Inc. clarifying their rights to make and use PSMA for ex vivo prostate cancer immunotherapy. In December 2002, we announced that we had regained our rights to ex vivo prostate cancer immunotherapy using PSMA, in connection with the termination of our agreement with Northwest Biotherapeutics, Inc. We are encouraged by efforts to date demonstrating a favorable safety and clinical response in prostate cancer patients treated using PSMA-based ex vivo immunotherapy. Based on this information, we will seek other corporate collaborations or partnerships to help us realize the clinical and commercial potential of this approach.

Independent of our joint venture, we obtained exclusive, world-wide licenses from Molecular Staging, Inc. for technology to be used in developing in vitro diagnostic tests using both PSMA and PSA. Molecular Staging's Rolling Circle Amplification Technology (RCAT(TM)) is a novel, patented process that creates new diagnostic opportunities. RCAT is a highly sensitive, quantitative and efficient amplification method that allows the user to detect the presence of target molecules in a wide array of testing formats. It offers a practical method that allows solid phase recognition and detection of target molecules either directly, on a cell or on a biochip. We have established the proof of concept of using the RCAT technology in a PSA serving assay and are investigating the optional contribution of reagents (i.e., monoclonal antibody pairs) using a similar approach for PSMA.

AxCell Biosciences

A majority of the drugs on the market today are agents that interact with cell surface receptors. Surface receptors, however, are generally associated with multiple intracellular signaling pathways and, as a result, drugs targeting these receptors are less specific to the disease, leading to reduced efficacy and/or unwanted side effects. By targeting intracellular proteins downstream from the surface receptor, a drug can more precisely initiate the desired cellular response, leading to treatments with greater efficacy and fewer side effects. Many proteins along these intracellular pathways communicate with each other through structurally and functionally defined modules called `domains' and their respective binding partners called `ligands'. The modular and well-defined nature of these domain-ligand interactions makes them ideal drug targets for developing small inhibitory molecules.

One of the historical challenges to design small molecule inhibitors for domain-ligand interactions is the fact that domains are highly homologous within each domain `family' making it difficult to develop a highly specific inhibitor for a particular interaction. Our subsidiary, AxCell, overcomes this problem through the exact determination of specificity boundaries for each domain-ligand interaction. This biochemical approach integrates parallel synthesis of peptides, protein expression and high-throughput screening methodology combined with tools of bioinformatics.

AxCell has the only high throughput platform for the systematic identification and characterization of domain-mediated intracellular pathways, which can be combined with many levels of biological information to understand how they work together in a systems biology approach. Using its proprietary technologies, AxCell has made significant technical progress over the past several years and, despite a significant reduction in its workforce, which we implemented in
September 2002, is currently applying its pathway content and knowledge to accelerate the development of targeted drugs in certain therapeutic categories through both internal efforts and external research collaborations with corporate, government and academic institutions.

Marketed products

We have three actively marketed products: ProstaScint, a monoclonal antibody-based imaging agent used to image the extent and spread of prostate cancer; Quadramet, a skeletal targeting therapeutic radiopharmaceutical for relief of bone pain from cancer that has spread to the bone from the primary tumor; and NMP22 BladderChek, a point-of-care test which aids in the diagnosis of bladder cancer.

ProstaScint

Prostate cancer is the most common type of cancer found in American men, other than skin cancer. The American Cancer Society estimates that there will be about 220,900 new cases of prostate cancer in the United States in the year 2003, and that about 28,900 men will die of this disease. Prostate cancer is the second leading cause of cancer death in men, exceeded only by lung cancer. Although men of any age may be diagnosed with prostate cancer, it is found most often in men over 50. It is estimated that more than 70% of all prostate cancers are diagnosed in men over the age of 65.

ProstaScint is a diagnostic, murine-based monoclonal antibody which is linked to the radioisotope Indium-111 as an imaging agent which localizes in the body specifically targeting PSMA. ProstaScint utilizes our proprietary targeted delivery system, employing whole monoclonal antibodies, which directs Indium-111 to malignant prostate tumor sites. A radioisotope is an element which, because of nuclear instability, undergoes radioactive decay and emits radiation. We supply ProstaScint to hospitals, diagnostic imaging centers and radiopharmacies.

Due to the selective expression of PSMA, the ProstaScint imaging procedure can aid in the detection of the extent and spread of prostate cancer in the body. ProstaScint is approved for marketing in the United States in two clinical settings: as a diagnostic imaging agent in newly diagnosed patients with biopsy-proven prostate cancer thought to be clinically localized after standard diagnostic evaluation and who are at high risk for spread of their disease to pelvic lymph nodes and for use in post-prostatectomy patients in whom there is a high suspicion that the cancer has recurred.

When deciding on an initial course of therapy for diagnosed prostate cancer, physicians must first determine the extent of disease in the patient. The accuracy of this information is vital in deciding upon an appropriate course of therapy. Prior to the availability of ProstaScint, determining whether newly diagnosed disease was limited to the prostate or had spread beyond the gland was based upon statistical inference from the biopsy appearance of the tumor and the patient's serum level of PSA. Conventional imaging methods such as CT (computed tomography) or MR (magnetic resonance) are all relatively insensitive because they rely on identifying significant changes to normal anatomic structure to indicate the presence of disease. The ProstaScint disease images are based upon expression of the PSMA molecule and, therefore, may identify disease not readily detectable with conventional procedures.

During an imaging procedure, ProstaScint is administered intravenously into the patient. The antibody in ProstaScint travels through the bloodstream and binds to specific antigens expressed by the tumors being studied. The radioactivity from the isotope that has been attached to the antibody can be detected from outside the body by a gamma camera. Gamma cameras are found in nuclear medicine departments. The image captured by the camera assists in the identification of the location of the radiolabeled pharmaceutical thus identifying the sites of tumors. Clinical studies conducted to date by physicians on our behalf indicate that ProstaScint may provide new and useful information not available from other conventional diagnostic modalities regarding the existence, location and extent of a specific disease throughout the body.

In the United States, following initial therapy, prostate cancer patients are monitored to ascertain changes in the level of serum PSA. In this setting, a rise in PSA is evidence of recurrence of the patient's prostate cancer. Knowledge of the extent and location of disease recurrence is important in choosing the most appropriate form of treatment. The National Comprehensive Cancer Network (NCCN), a consortium of leading cancer hospitals, included ProstaScint imaging as a tool in its Practice Guidelines for recurrent prostate cancer in both its 2001 and 2002 edition. Guidelines such as these are published to serve as the practice standard for the oncology community.

We believe that future growth and market penetration of ProstaScint is largely dependent upon, among other things, the implementation and continued research of new product applications, such as: (i) combining or fusing ProstaScint with CT or MR scans in a digital overlay ("fusion imaging"); and (ii) using ProstaScint scans to guide therapy ("image-guided therapy") to enhance therapy targeting, including brachytherapy, cryotherapy, and external beam radiation, such as intensity modulated radiation therapy (IMRT), an advanced and more powerful form of therapy that uses computers to focus radiation more precisely on the target.

NMP22 BladderChek

In October 2002, we entered into a five-year agreement with Matritech Inc. to be the sole distributor for Matritech's NMP22 BladderChek device to urologists and oncologists in the United States. Retention of exclusivity rights depends upon meeting certain minimum annual purchases. NMP22 BladderChek is a point-of-care antibody-based diagnostic test for bladder cancer that requires only a few drops of a patient's urine. NMP22 BladderChek returns results in thirty minutes and provides urologists with an adjunct technology to cystoscopy, a clinical procedure for the visual identification of tumors in the bladder. NMP22 BladderChek is approved for sale in the United States. During November 2002, we began promoting NMP22 BladderChek to urologists in the United States using our in-house sales force.

OncoScint CR/OV

We discontinued marketing, selling and producing OncoScint CR/OV, a monoclonal antibody diagnostic imaging agent for spread of colorectal and ovarian cancer, at the end of 2002. The market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography, or "PET", scans. The sensitivity of the PET scan in colon cancer appears to be similar or higher than the OncoScint CR/OV scan.

Quadramet

Quadramet is a cancer therapeutic agent for the relief of pain in patients with metastatic bone lesions that image on conventional bone scan, a routinely performed nuclear medicine procedure. Quadramet consists of a radioactive isotope, Samarium-153, which emits beta radiation, and a chelating agent, EDTMP, which targets the drug to sites of new bone formation.

Once tumors have metastasized to the skeleton, they continue to grow and cause destruction of the adjacent bone. This erosion of bone stimulates new bone formation which encircles the metastatic tumor. By targeting these areas of bone formation, Quadramet delivers site-specific radiation, which may result in significant pain reduction. According to American Cancer Society and National Cancer Institute statistics, about half of all people with cancer (other than skin cancer) will have bone metastasis at some point in the course of their disease. Bone metastasis is one of the most frequent causes of cancer related pain.

Quadramet has many characteristics which we believe are advantageous for the treatment of cancer bone pain, including early onset of pain relief, lasting up to four months with a single injection; predictability of recovery from bone marrow toxicity; ease of administration; and length of pain relief. In addition, due to its pharmacokinetic properties, the radioactive plasma half-life is approximately five to six hours. Quadramet is administered as a single intravenous injection on an outpatient basis and directly targets sites of new bone formation which include those areas in the skeleton that have been invaded by metastatic tumors. Quadramet exhibits selective uptake in bone with little or no detectable accumulation in soft tissue.

We believe that the future growth and market penetration of Quadramet is largely dependent upon, among other things: (i) new clinical data supporting the expanded and earlier use of Quadramet in various cancers and in combination with other therapies, such as chemotherapy and bisphophonates; (ii) establishing the use of Quadramet at higher doses to target and treat primary bone cancers; and
(iii) increased marketing and sales penetration to radiation and medical oncologists.

Current competitive treatments for severe bone cancer pain include narcotic analgesics, external beam radiation therapy, bisphosphonates, Metastron and Novantrone.

BrachySeed

In December 2000, we entered into a 10-year agreement with Draximage Inc., the radiopharmaceutical subsidiary of Draxis Health, Inc. to market and distribute Draximage's BrachySeed implants in the United States. On January 24, 2003, we provided Draximage with notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with respect to both of Draximage's BrachySeed I-125 and BrachySeed Pd-103 products. Effective January 24, 2003, we no longer accept or fill new orders for the BrachySeed I-125 and BrachySeed Pd-103 products.

Oncology Product Sales, Marketing and Distribution

ProstaScint is a technique-dependent product that requires a high degree of proficiency in nuclear imaging technology in order to correctly image and interpret the scan. We have established a network of accredited nuclear medicine imaging centers through our PIE, or Partners In Excellence Program. Each PIE site receives rigorous training and proficiency evaluations. As of December 31, 2002, there were 396 such sites qualified to perform ProstaScint imaging, including National Cancer Institute-designated Comprehensive Cancer Centers. ProstaScint may only be used at qualified PIE sites. We plan to add PIE sites on a selective basis in order to ensure that new and existing sites are adequately qualified maintaining a high level of competence. At the present time, we bear partial expense of the qualification of new sites.

The primary objective of our dedicated sales force is to promote our products to urologists, radiation oncologists and nuclear medicine physicians. Within this field force are technical specialists who assist in the training of nuclear medicine technologists and nuclear medicine physicians including the qualification process for nuclear imaging centers to perform ProstaScint imaging. We depend on our own sales force for the sale and marketing of ProstaScint and NMP22 BladderChek. The distribution of ProstaScint and NMP22 BladderChek is handled by outside contractors. We also rely on Berlex for the sale, marketing and distribution of Quadramet in the United States.

During 2000, we terminated our co-marketing arrangement with the Bard Urological Division of CR Bard Company, Inc with respect to the marketing of ProstaScint. In 1999, we reached an agreement with Bard to phase out the co-marketing agreement so that we could undertake direct marketing responsibility for the product. We took this step because of our view that a highly-trained and dedicated internal sales force would be able to market our high technology products most effectively, and to build an internal marketing capability for possible future products. The transition was completed by mid-year 2000.

In October 1998, we entered into an exclusive agreement with Berlex Laboratories, Inc. for the marketing of Quadramet, after terminating our previous marketing relationship with the radiopharmaceutical division of DuPont

Merck. Berlex re-launched Quadramet in March 1999, and maintains a sales force that targets its sales efforts on the oncological community. Pursuant to our agreement with Berlex, we are entitled to royalty payments based on net sales of the Quadramet product and milestone payments based upon sales levels achieved. We are also required to pay royalties or guaranteed contractual minimum payments, whichever is greater, and future payments upon the achievement of certain milestones, to The Dow Chemical Company, the owner of the technology upon which we developed Quadramet.

Corporate Partners, Strategic Alliances and License Agreements

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

Abgenix, Inc.

During 2001, the PSMA Development Company LLC, a joint venture between Cytogen and Progenics Pharmaceuticals, Inc., entered into an agreement with Abgenix, Inc. regarding the development of fully human antibodies to PSMA using Abgenix's XenoMouse technology.

Advanced Magnetics, Inc.

In August 2000, Cytogen and Advanced Magnetics, Inc. mutually terminated a previously negotiated agreement pursuant to which Cytogen was to acquire Advanced Magnetics. Instead, the two companies entered into marketing, licensing and supply agreements. Under such agreements, we acquired exclusive United States rights to two product candidates, Combidex (for all applications) and imaging agent Code 7228 (for oncology applications only). Combidex, a MRI contrast agent for the detection of lymph node metastases, received an approvable letter in June 2000 from the FDA, subject to certain conditions, following a priority review. Advanced Magnetics is continuing its discussions with the FDA relating to outstanding issues regarding such approvable letter in an effort to bring Combidex to market. At this time, Advanced Magnetics does not intend to develop Code 7228 for oncology imaging.

Under the terms of our License and Marketing Agreement with Advanced Magnetics, we issued 200,000 shares of common stock to Advanced Magnetics. Of such 200,000 shares, 25,000 are being held in escrow pending the achievement of certain milestones relating to Combidex and 25,000 are being held in escrow pending the achievement of certain milestones relating to Code 7228. The remaining 150,000 shares were transferred to Advanced Magnetics, subject to certain restrictions, such restrictions having subsequently expired.

Our License and Marketing Agreement with Advanced Magnetics will continue until August 25, 2010, and shall thereafter automatically renew for successive five year periods, unless notice of non-renewal or termination is given by us or Advanced Magnetics, 90 days prior to the commencement of any renewal period.

There can be no assurance that Advanced Magnetics will receive FDA approval to market products licensed by Cytogen.

AlphaVax

In 2001, the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc., entered into a development and license agreement with AlphaVax to utilize their proprietary viral vector technology to deliver the PSMA gene systemically. This agreement contains certain up-front, maintenance, milestone and royalty payments. We believe that this technology, if successfully deployed, may have important advantages in targeting immune stimulating cells in vivo which impact on the progression of cancer.

Berlex Laboratories, Inc.

In October 1998, we entered into a license agreement with Berlex Laboratories, Inc. regarding the sales, marketing and distribution of Quadramet, a radiopharmaceutical product used to provide pain relief from cancer spreading to the bone. As consideration for the rights granted, Berlex Laboratories agreed to pay us royalties based on net sales, as defined in the agreement. This agreement will expire twenty years from the date of execution or on the date of expiration of the last to expire licensed patent, whichever is later.

Elan Corporation, plc

In January 1996, we entered into a license agreement granting Elan worldwide rights to a group of peptides and associated technology for orally administered drugs that are transported across the gastrointestinal epithelium, as well as rights to other orally delivered drugs derived from related research programs. Elan is responsible for the further development and commercialization of this technology. We are entitled to royalties from sales of any product developed and commercialized based on this technology.

Matritech

In October 2002, we entered into a five-year agreement with Matritech Inc. to be the sole distributor for Matritech's NMP22 BladderChek test to urologists and oncologists in the United States. Retention of exclusivity rights depends upon meeting certain minimum annual purchases. NMP22 BladderChek is a point-of-care antibody test for bladder cancer detection that requires only a few drops of a patient's urine. NMP22 BladderChek returns results in thirty minutes and provides urologists with an adjunct technology to cystoscopy, a clinical procedure for the visual identification of tumors in the bladder. NMP22 BladderChek is approved for sale in the United States. During November 2002, we began promoting NMP22 BladderChek to urologists in the United States using our in-house sales force.

Memorial Sloan-Kettering Cancer Center

In 1993, we began a development program with Memorial Sloan-Kettering Cancer Center involving PSMA and our proprietary monoclonal antibody. In November 1996, we exercised an option for, and obtained, an exclusive worldwide license to this technology.

Northwest Biotherapeutics, Inc.

We licensed PSMA through our subsidiary, Prostagen, Inc., to Northwest Biotherapeutics, Inc., for development of in vitro dendritic cell based immunotherapy of prostate cancer. Prostagen also licensed exclusive PSMA manufacturing rights for immunotherapy to Northwest Clinicals, LLC, a corporation formed and co-owned by Northwest Biotherapeutics and Prostagen. Such manufacturing rights license agreement with Northwest Clinicals, LLC was terminated and the manufacturing rights thereunder returned to Cytogen. In 2000, we executed a new sublicense agreement with Northwest Biotherapeutics Inc. clarifying their rights to make and use PSMA for ex vivo prostate cancer immunotherapy. In December 2002, we announced that we had regained our rights to ex vivo prostate cancer immunotherapy using PSMA, in connection with the termination of our agreement with Northwest Biotherapeutics, Inc.

Progenics Pharmaceuticals, Inc.

In 1999, we entered into a joint venture with Progenics Pharmaceuticals, Inc. to develop products utilizing our PSMA technology. The products currently under development include, among others, a therapeutic prostate cancer vaccine utilizing a PSMA protein/adjuvant approach. In December 2002, the joint venture announced the initiation of a Phase I clinical trial for the testing of a novel therapeutic prostate cancer vaccine directed against PSMA. We are also developing through this joint venture, antibody-based immunotherapies for prostate cancer. We believe that these drugs, if successfully developed, could play an important role in the treatment of advanced prostate cancer and other cancers where PSMA is expressed, such as in breast, colon lung and other cancers.

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

Draxis Health, Inc.

In December 2000, we entered into a 10-year agreement with Draximage Inc., the radiopharmaceutical subsidiary of Draxis Health, Inc. to market and distribute Draximage's BrachySeed implants in the United States. On January 24, 2003, we provided Draximage with notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with respect to both of Draximage's BrachySeed I-125 and BrachySeed Pd-103 products. Effective January 24, 2003, we no longer accept or fill new orders for the BrachySeed I-125 and BrachySeed Pd-103 products.

PRODUCT CONTRIBUTION TO REVENUES

ProstaScint and Quadramet account for, and prior to its discontinuation in January 2003, BrachySeed accounted for, a significant percentage of our total revenues. For the years ended December 31, 2002, 2001 and 2000, revenues related to ProstaScint accounted for approximately 61%, 65% and 66%, respectively, of our total revenues; revenues related to Quadramet accounted for approximately 14%, 18% and 19%, respectively, of our total revenues; and revenues related to BrachySeed accounted for approximately 19% of our total revenues during the year ended December 31, 2002 and 7% of our total revenues during the year ended December 31, 2001.

On January 24, 2003, we provided Draximage with notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with respect to both of Draximage's BrachySeed I-125 and BrachySeed Pd-103 products.

RESEARCH AND DEVELOPMENT

Our research and development expenditures include our share of the costs incurred to develop PSMA through our joint venture with Progenics Pharmaceuticals, payments we made to customer sponsored research programs, payments to DSM Biologics for the development of a new manufacturing process for ProstaScint and the cost to develop the signal transduction pathway research program at AxCell. Our expenses for research and development activities were:

     -        2002 -- $ 10.5 million

     -        2001 -- $ 10.4 million

     -        2000 -- $  7.0 million

We intend to pursue research and development activities having commercial potential and to review all of our programs to determine whether possible market opportunities, near and longer term, provide an adequate return to justify the commitment of human and economic resources to their initiation or continuation. During 2002, we incurred $551,000 of expenses for the DSM development program, $3.6 million for the signal transduction pathway program at AxCell and a stock-based milestone payment of $2.0 million related to the progress of the dendritic cell prostate cancer clinical trials at Northwest. In addition to the $7.6 million of research and development expense incurred during 2002, we recognized $2.9 million of expenses related to our share of the losses from our joint venture with Progenics. The joint venture is funded by equal capital contributions from each of Progenics and Cytogen in accordance with an annual budget approved by the joint venture representatives from each such party. As of March 28, 2003, the parties are in the process of negotiating the 2003 annual budget for the joint venture and have agreed that the operating budget for 2003 will be no less than the 2002 operating expenses for the joint venture. Contract research and development services provided by Progenics to the joint venture during 2002 were in accordance with a services agreement between the parties. As of March 28, 2003, the parties are negotiating the terms of a new services agreement and believe that if mutual agreement is not achieved, the parties can successfully negotiate with outside third parties for necessary services.

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

We expect  competition  to intensify in the fields in which we are involved,  as technical advances in such fields are made and become more widely known. We cannot assure you, however, that we or our collaborative partners will be able to develop our products successfully or that we will obtain patents to provide protection against competitors. Moreover, we cannot assure you that our competitors will not succeed in developing therapeutic products that circumvent our products or that these competitors will not succeed in developing technologies or products that are more effective than those developed by us. In addition, many of these companies may have more experience in establishing third-party reimbursement for their products. Accordingly, we cannot assure you that we will be able to compete effectively against existing or potential competitors or that competition will not have a material adverse effect on our business, financial condition and results of operations.

The market for therapeutic and diagnostic products that address prostate and bladder cancer is large. Our most significant competitors are major pharmaceutical companies, radiopharmaceutical distributors and biotechnology companies. There is one marketed product that competes with our ProstaScint product, which is 18-F fluorodeoxyglucose-PET (FDG), a Positron Emission Tomography (PET) imaging agent which is produced and distributed by various radiopharmaceutical suppliers, such as PETnet and Syncor International Corporation (now Cardinal Health Nuclear Pharmacy Services). We also face competition in the diagnostic bladder cancer market from Polymedco which produces BTAstat(R), a competitive product to NMP22 BladderChek, which we have licensed from Matritech. Matritech has retained rights to market and may market the point-of-care NMP22 BladderChek test directly to physicians other than urologists and oncologists, such as primary care physicians.

Additionally, we face competition in the development of PSMA-related technology and products primarily from Millenium Pharmaceuticals, Inc. and Medarex, Inc.

These competitors, many of which have substantially greater resources than ours, operate large, well-funded cancer research and development programs, and have significant expertise in manufacturing, testing, regulatory matters and marketing.

MANUFACTURING

Our products must be manufactured in compliance with regulatory requirements and at commercially acceptable costs. ProstaScint was manufactured at a current good manufacturing practices, or cGMP, compliant manufacturing facility in Princeton, New Jersey which is operated by Laureate Pharma L.P. (formerly Bard BioPharma L.P.). An Establishment License Application for the facility was approved by the FDA for the manufacture of ProstaScint in October 1996. Our manufacturing agreement with Laureate expired in January 2002. In July 2000, we entered into a Development and Manufacturing Agreement with DSM Biologics Company B.V., pursuant to which DSM conducted certain development activities with respect to ProstaScint for testing and evaluation purposes. Our intention was that DSM would replace the arrangement with Laureate, with respect to the manufacture of ProstaScint.

In  January  2003,  we  entered  into a new  Contract  Manufacturing  and Supply
Agreement with Laureate Pharma L.P., pursuant to which Laureate will manufacture, and supply us with, ProstaScint, through December 31, 2003. Notwithstanding the terms of such contract, we cannot be certain that Laureate will satisfactorily perform its obligations thereunder or that Laureate will be able to supply ProstaScint to us on commercially satisfactory terms, if at all. Our failure to procure a sufficient supply of ProstaScint will have a material adverse effect on our business, financial condition and results of operations. As of December 31, 2002 we had a sufficient level of ProstaScint, inventory on hand for ten months.

Our manufacturing arrangement with Laureate is subject to FDA oversight. Any failure of Laureate to comply with FDA requirements will have a material adverse effect on our business, financial condition and results of operations.

Quadramet is manufactured by Bristol-Myers Squibb (BMS) (formerly DuPont), pursuant to an agreement with both Berlex and Cytogen.

Raw materials and suppliers

The active raw materials used for the manufacture of our ProstaScint product include antibodies. We intend that the raw materials needed for our ProstaScint product will be supplied by Laureate Pharma L.P., the same contract manufacturer that we intend will make ProstaScint.

With respect to some components of Quadramet, particularly Samarium153 and EDTMP, such raw materials are provided to BMS by outside suppliers. BMS obtains its requirements for Samarium153 from one supplier. Alternative sources for these components may not be readily available. If BMS cannot obtain sufficient quantities of these components on commercially reasonable terms, or in a timely manner, it would be unable to manufacture Quadramet on a timely and cost-effective basis, which could have a material adverse effect on our business, financial condition and results of operations.

On January 24, 2003, we provided Draximage with notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with respect to both of Draximage's BrachySeed I-125 and BrachySeed Pd-103 products.

Pursuant to the terms of our distribution agreement with Matritech, we rely on Matritech as the sole supplier of NMP22 BladderChek. Matritech uses independent contractors to manufacture the product. If Matritech fails to, or is unable to provide the product, we could experience a material adverse effect on our business, financial condition and results of operations.

PATENTS AND PROPRIETARY RIGHTS

We believe that our success depends in part on our ability to protect our products and technology through patents and trade secrets. Accordingly, our policy is to pursue a vigorous program of securing and maintaining patent and trade secret protection to preserve our right to exploit the results of our research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating our proprietary technology.

We aggressively protect our proprietary technology by selectively seeking patent protection in a worldwide program. In addition to the United States, we file patent applications in Canada, major European countries, Japan and additional foreign countries on a selective basis to protect inventions important to the development of our business. We believe that the countries in which we have obtained and are seeking patent coverage for our proprietary technology represent the major focus of the pharmaceutical industry in which we and certain of our licensees will market our respective products. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position.

As of December 31, 2002, we owned or licensed over 40 United States patents and additional pending United States patent applications, and over 45 corresponding issued foreign patents and additional corresponding pending foreign patent applications.

The issued patents owned or exclusively licensed by us cover various aspects of our technology and therapeutic products and the methods for their production and use, including various aspects of ProstaScint, Quadramet, and NMP22 BladderChek. We have obtained a patent term extension on U.S. 5,162,504, the patent directed to ProstaScint to October 28, 2010. In addition, there is a patent term extension on U.S. 4,898,724, the patent directed to Quadramet to March 28, 2011.

We have entered into several license agreements under which we are exclusively licensed to certain patents and patent applications. In particular, we acquired an exclusive license from Memorial Sloan-Kettering Institute for certain patents and patent applications covering PSMA. We are also the exclusive licensee of certain United States patents and applications owned by DOW covering Quadramet.

We both co-own with and are the exclusive licensee of the University of North Carolina at Chapel Hill of certain patents and pending applications, covering aspects of proteomics technology, including our phage display.

We also  currently  own or are  licensed  under  the  following  trademarks  and
servicemarks:   ProstaScint(R);   Quadramet(R);  NMP22(R)  BladderChek(TM);  and
Combidex(R).

We also rely upon, and intend to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. It is our policy to require our employees, consultants, licensees, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the our trade secrets in the event of unauthorized use or disclosure of such information.

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

GOVERNMENT REGULATION AND PRODUCT TESTING

The development, manufacture and sale of medical products utilizing our technology are governed by a variety of federal, state and local statutes and regulations in the United States and by comparable laws and agency regulations in most foreign countries. Our three actively marketed products consist of a biologic (ProstaScint), a drug (Quadramet, a therapeutic radiopharmaceutical) and a Premarket Approval ("PMA") device (NMP22(R) BladderChek(TM)). Future applications for these may include expanded indications and could result in additional drugs, biologics, PMA devices or combination products. Our product development pipeline contains various other products, the majority of which will likely be classified as new drugs or biologics.

In the United States, medical products that we currently market or intend to develop are regulated by the Federal Food, Drug, and Cosmetic Act ("FDC Act") and the Public Health Service Act, and by the Food and Drug Administration (the "FDA") rules and regulations promulgated thereunder. These laws and regulations require, among other things, carefully controlled research and preclinical and clinical testing of products, government notification, review and/or approval prior to investigating or marketing the product, inspection and/or licensing of manufacturing and production facilities, adherence to current Good Manufacturing

Practices  ("cGMP"),  and compliance  with products  specifications,  reporting,
advertising,   promotion,  export,  packaging,  labeling  and  other  applicable regulations.

The FDC Act requires that our products be manufactured in FDA registered facilities subject to inspection. The manufacturer must be in compliance with cGMP which imposes certain procedural and documentation requirements upon us and our manufacturing partners with respect to manufacturing and quality control activities. To ensure full technical compliance with such regulations, a manufacturer must spend funds, time and effort in the areas of production and quality control. Noncompliance with cGMP can result in, among other things, fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure of the government to grant approval for marketing, withdrawal, suspension or revocation of marketing approvals and criminal prosecution. Any failure by us or our manufacturing partners to comply with the requirements of cGMP could have a material adverse effect on our business, financial condition and results of operations.

FDA approval of our proposed products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process required by the FDA before drug, biological or PMA device products may be approved for marketing in the United States generally involves (i) preclinical laboratory and animal tests under the FDA's good laboratory practice regulations, (ii) submission to the FDA of an Investigational New Drug Application ("IND") (for a drug or biologic) or Investigational Device Exemption ("IDE") (for a device), which must become effective before clinical trials may begin, (iii) human clinical trial(s) to establish the safety and efficacy of the product for its intended indication,
(iv) submission to the FDA of a marketing application (New Drug Application ("NDA") for drug, Biologics License Application ("BLA") for biologic and PMA for device) and (v) FDA review of the marketing application in order to determine, among other things, whether, for a new drug or device, the product is safe and effective for its intended uses, or whether, for a biological product, the product is safe, pure and potent and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product's continued safety, purity, and potency. Radiopharmaceutical drugs and biologics are subject to additional requirements pertaining to the description and support of their indications for use, and the evaluation of product effectiveness and safety, including radiation safety. There is no assurance that the FDA review of marketing applications will result in product approval on a timely basis, or at all.

Clinical trials for drugs and biologics typically are performed in three phases to evaluate the safety and efficacy of the product. In Phase I, a product is tested in a small number of patients primarily for safety at one or more dosages. Phase II evaluates, in addition to safety, the efficacy of the product against particular diseases in a patient population that is generally somewhat larger than Phase I. Clinical trials of certain diagnostic and cancer therapeutic agents may combine Phase I and Phase II into a single Phase I/II study. In Phase III, the product is evaluated in a larger patient population sufficient to generate data to support a claim of safety and efficacy within the meaning of the FDC Act. Permission by the FDA must be obtained before clinical testing can be initiated within the United States. This permission is obtained by submission of an IND application which typically includes, among other things, the results of in vitro and non-clinical testing and any previous human testing done elsewhere. The FDA has 30 days to review the information submitted and makes a final decision whether to permit clinical testing with the drug or biologic. However, this process can take longer if the FDA raises questions or asks for additional information regarding the Investigational New Drug application.

There can be no assurance that submission of an IND or IDE will result in the ability to commence clinical trials. In addition, FDA may place a clinical trial on hold or terminate it if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. After completion of in vitro, non-clinical and clinical testing, authorization to market a drug, biologic or device must be granted by FDA. The FDA grants permission to market through the review and approval of either an NDA, BLA or PMA.

An NDA is an application to the FDA to market a new drug. A BLA is an application to the FDA to market a biological product. An NDA or BLA, depending on the submission, must contain, among other things, information on chemistry, manufacturing controls and potency and purity; nonclinical pharmacology and toxicology; human pharmacokinetics and bioavailability and clinical data. The new drug or biologic may not be marketed in the United States until the FDA has approved the NDA or BLA. In addition, for both NDAs and BLAs, the application will not be approved until the FDA conducts a manufacturing inspection and approves the applicable manufacturing process for the drug or biologic. A PMA is an application to the FDA to market certain medical devices, which must be approved in order for the product to be marketed. It must be supported by valid scientific evidence, which typically includes extensive data, including pre-clinical data and clinical data from well-controlled or partially controlled clinical trials, to demonstrate the safety and effectiveness of the device. Product and manufacturing and controls specification and information must also be provided.

Both the studies and the preparation and prosecution of these applications in front of the FDA are expensive and time consuming, and each may take several years to complete. Difficulties or unanticipated costs may be encountered by us or our licensees in their respective efforts to secure necessary governmental approval or licenses, which could delay or preclude us or our licensees from marketing their products. There can be no assurance that approvals of our proposed products, processes or facilities will be granted on a timely basis, or at all. Limited indications for use or other conditions could also be placed on any approvals that could restrict the commercial applications of products. With respect to patented products or technologies, delays imposed by the government approval process may materially reduce the period during which we will have the exclusive right to exploit them, because patent protection lasts only for a limited time, beginning on the date the patent is first granted in the case of United States patent applications filed prior to June 6, 1995, and when the patent application is first filed in the case of patent applications filed in the United States after June 6, 1995, and applications filed in the European Economic Community. We intend to seek to maximize the useful life of our patents under the Patent Term Restoration Act of 1984 in the United States and under similar laws if available in other countries.

Certain of our future products may be regulated by FDA as combination products. Combination products are products comprised of a combination of two or more different types of components, e.g., drug/device, device/biologic, drug/device/biologic, or are comprised of two or more separate different types of products packaged together for use, or two or more different types of products packaged separately but labeled for use in combination with one another. The regulation of a combination product is determined by the product's primary mode of action; for example, a combination drug/device that has a primary mode of action as a drug would be regulated by the Center for Drugs under a new drug application. In some cases, however, consultative reviews and/or separate approvals by each agency Center with jurisdiction over a component may be required. The product designation, approval pathway, and submission requirements for a combination product may be difficult to predict, and the approval process may be fraught with unanticipated delays and difficulties. In addition, post-approval requirements may be more extensive than for single entity products. Even if products such as ProstaScint or Quadramet that we intend to develop for use with other separately regulated products are not regulated as combination products, they may be subject to similar multi-Center consultative reviews and additional post-market requirements.

Once a product is approved by the FDA, we are required to maintain approval status of the product by providing certain updated safety and efficacy information at specified intervals. Product changes as well as any change in a manufacturing process or equipment that has a substantial potential to adversely affect the safety or effectiveness of the product for a drug or biologic, or, for a device, the use of a different facility for manufacturing where such change affects safety and effectiveness, would necessitate additional FDA review and approval. Post approval changes in labeling, packaging or promotional materials may also necessitate further FDA review and approval. Additionally, we are required to meet other requirements specified by the FDA Act including but not limited to cGMPs, enforced by periodic inspections, adverse event reporting, requirements governing labeling and promotional materials, and the maintenance of records. Failure to comply with these requirements or the occurrence of unanticipated safety effects from the products during commercial marketing, could lead to the need for product marketing restriction, product withdrawal or recall, or other voluntary or FDA-initiated action, which could delay further marketing until the products are brought into compliance. Similar laws and regulations apply in most foreign countries where these products may be marketed.

Violations of the FDC Act, Public Health Service Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, premarket approval withdrawal, seizure of products, fines, injunction and/or civil or criminal penalties. Any agency enforcement action could have a material adverse effect on us.

Orphan Drug Act

The Orphan Drug Act is intended to provide incentives to manufacturers to develop and market drugs and biologics for rare diseases or conditions affecting fewer than 200,000 persons in the United States at the time of application for orphan drug designation. A drug that receives orphan drug designation and is the first product to receive FDA marketing approval for a particular indication is entitled to orphan drug status, which confers a seven-year exclusive marketing period in the United States for that indication. Clinical testing requirements for orphan drugs are the same as those for products that have not received orphan drug designation but manufacturers may receive grants or tax credits for research, as well as protocol assistance. Under the Orphan Drug Act, the FDA cannot approve any application by another party to market an identical product for treatment of an identical indication unless the holder consents, the party has a license from the holder of orphan drug status, or the holder of orphan drug status is unable to assure an adequate supply of the drug. However, a drug that is considered by FDA to be different from a particular orphan drug is not barred from sale in the United States during the seven-year exclusive marketing period even if it receives marketing approval for the same product claim. In addition, holders of orphan drug status must notify FDA of any decision to discontinue active pursuit of drug approval or biologics license, or, if such approval or license is in effect, notify FDA at least one year prior to any discontinuance of product production.

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

Anti-Kickback Laws. Our operations are subject to federal and state anti-kickback laws. Certain provisions of the Social Security Act, that are commonly known collectively as the Medicare Fraud and Abuse Statute, prohibit entities, such as us, from knowingly and willingly offering, paying, soliciting or receiving any form of remuneration in return for the referral of items or services reimbursable by any federal health care program, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by federal health care programs. Violation of the Medicare Fraud and Abuse Statute is a felony, punishable by fines up to $25,000 per violation and imprisonment for up to five years or both. In addition, the Department of Health and Human Services may impose civil penalties of up to $50,000 per act and up to three times the remuneration offered and exclude violators from participation in Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals to Medicaid and other third party payor patients.

Physician Self-Referral Laws. We are also subject to federal and state physician self-referral laws. Federal physician self-referral legislation (known as the Stark law) prohibits, subject to certain exceptions, a physician from referring Medicare or Medicaid patients to an entity providing "designated health services including, among other things, certain radiology and radiation therapy services, and clinical laboratory services" in which the physician or a member of his immediate family has an ownership or investment interest, or with which the physician has entered into a compensation arrangement. The Stark law also prohibits the entity receiving the referral from billing any good or service furnished pursuant to an unlawful referral. The penalties for violations include a prohibition on payment by these government programs and civil penalties of as much as $15,000 for each violative referral and $100,000 for participation in a circumvention scheme." Various state laws also contain similar provisions and penalties.

False Claims Laws. Under separate statutes, submission of claims for payment that are false or fraudulent may lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federally funded state health programs. These false claims statutes include the Federal False Claims Act, which allows any person to bring suit alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years causing greater numbers of health care companies to have to defend a false claim action, pay fines or be excluded from the Medicare, Medicaid or other federal or state health care programs as a result of any investigation arising out of such action.

Other regulations

In addition to regulations enforced by FDA, and federal and state laws pertaining to health care fraud and abuse, we are also subject to regulation under the state and local authorities and other federal statutes and agencies including the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and the Nuclear Regulatory Commission.

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

HEALTH CARE REIMBURSEMENT

Our business, financial condition and results of operations will continue to be affected by the efforts of governments and third-party payors to contain or reduce the costs of healthcare through various means. There have been, and we expect that there will continue to be, federal and state proposals to implement government control of pricing and profitability of therapeutic and diagnostic imaging agents. The Centers for Medicare and Medicaid Services (CMS) have introduced significant changes in product descriptors, codes and reimbursement values. Although it is not possible to predict or identify all of the risks relating to such changes, we believe that such risks include, but are not limited to: (i) increasing price pressures (including those imposed by rules and practices of managed care groups and institutional and governmental purchasers); and (ii) judicial decisions and government laws related to Medicare, Medicaid, healthcare reform, radiopharmaceutical, pharmaceutical and device reimbursement, and price in general. In addition, an increasing emphasis on managed care has and will continue to increase the pressure on pricing of these products. While we cannot predict whether legislative or regulatory proposals will be adopted or the effects proposals or managed care efforts may have on our business, the announcement of proposals and the adoption of proposals or efforts could have a material adverse effect on our business, financial condition and results of operations. Further, to the extent proposals or efforts have a material adverse effect on other companies that are our prospective corporate partners, our ability to establish strategic alliances may be materially and adversely affected. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls.

Sales of our products depend in part on the availability of reimbursement to the consumer from third-party payors, including Medicare, Medicaid, and private health insurance plans. Third-party payors are increasingly challenging the reimbursement values of medical products and services. To the extent we succeed in bringing products to market, we cannot assure you that these products will be considered cost-effective and that reimbursement to consumers will be available or sufficient to allow us to sell our products on a competitive basis. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that our products are clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payor individually, seeking approvals can be a time consuming and costly process which could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payor separately. If we or our collaborators are unable to secure adequate third party reimbursement for our products, there would be material adverse effect on its business, financial condition and results of operations.

CUSTOMERS

During the year ended December 31, 2002, we received 55% of our total revenues from four customers, as follows: 16% from Berlex Laboratories, 18% from Mallinckrodt Medical, Inc., 12% from Medi-Physics and 9% from Syncor International Corporation (now Cardinal Health Nuclear Pharmacy Services).

EMPLOYEES

As of March 1, 2003, we employed 49 persons, 48 of whom are employed full-time and 1 of whom is employed part-time. Of such 49 persons, 6 were employed in our subsidiary, AxCell, 2 in regulatory, 5 in clinical activities, 12 in administration and management, and 24 in marketing and sales. The employees in marketing and sales included 6 Regional Oncology Specialists and 12 Regional and Territory Managers. We believe that we have been successful in attracting skilled and experienced employees. None of our employees is covered by a collective bargaining agreement. All of our employees have executed confidentiality agreements. We consider relations with our employees to be excellent.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties described below together with the other information included or incorporated by reference in this Annual Report on Form 10-K in your decision as to whether to invest in our common stock. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be significantly and adversely affected. If that happens, the price of our common stock could decline, and you could lose all or part of your investment.

We Have a History of Operating Losses and an Accumulated Deficit and Expect To Incur Losses in the Future.

We have a history of operating losses since our inception. We had a net loss of $15.7 million for the year ended December 31, 2002 and had a net loss of $12.1 million for the year ended December 31, 2001. The loss for the year ended December 31, 2002 included: (i) a $2.9 million charge for our share of development costs at the PSMA Development Company LLC, a joint venture with Progenics for the development of in vivo immunotherapies utilizing the prostate specific membrane antigen, or PSMA; (ii) a non-cash charge of $1.7 million to write-off the carrying value of the licensing fees associated with BrachySeed I-125 and BrachySeed Pd-103; (iii) a non-cash milestone payment of $2.0 million related to the progress of ex vivo dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc.; (iv) a non-cash charge of $516,000 resulting from an other than temporary decline in the fair value of an investment in Northwest Biotherapeutics, Inc. common stock; and (v) a charge of $869,000 related to the restructuring of our AxCell Biosciences subsidiary in September 2002. Beginning in December 2001, we began to equally share the costs of the PSMA Development Company LLC and we expect to incur significant and increasing costs in the future to fund our share of the joint venture. We had a net loss of $27.3 million for the year ended December 31, 2000 which included one-time, non-cash charges of $13.1 million for the acquisition of product candidate rights and $4.3 million for the cumulative effect of an accounting change following the adoption of Securities and Exchange Commission Staff Accounting Bulletin No. 101. We had an accumulated deficit of $356.4 million as of December 31, 2002.

In order to develop and commercialize our technologies, particularly our prostate specific membrane antigen, or PSMA, technology, and expand our oncology products, we expect to incur significant increases in our expenses over the next several years. As a result, we will need to generate significant additional revenue to become profitable.

Our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this "Additional Factors That May Affect Future Results" Section, as well as numerous other factors outside of our control, including:

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

We Are Heavily Dependent On Market Acceptance Of ProstaScint and Quadramet For Near-Term Revenues.

We expect ProstaScint and Quadramet to account for a significant percentage of our product-related revenues in the near future. For the year ended December 31, 2002, revenues from ProstaScint and Quadramet accounted for approximately 78% of our product related revenues. In 2002, our product-related revenue included revenue from BrachySeed, which accounted for 20% of our product related revenue. In January 2003, we served notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with Draximage with respect to both the BrachySeed I-125 and BrachySeed Pd-103 products. As a result, effective January 24, 2003, we no longer accept or fill new orders for the BrachySeed products.

Because our marketed products contribute the majority of our product-related revenues, our business, financial condition and results of operations depend on their acceptance as safe, effective and cost-efficient alternatives to other available treatment and diagnostic protocols by the medical community, including:

     -    health care providers, such as hospitals and physicians; and

     - third-party payors, including Medicare, Medicaid, private insurance carriers and health maintenance organizations.

Our customers, including technologists and physicians, must successfully complete our Partners in Excellence Program, or PIE Program, a proprietary training program designed to promote the correct acquisition and interpretation of ProstaScint images. This product is technique dependent and requires a learning commitment on the part of users. We cannot assure you that additional technologists and physicians will make this commitment or otherwise accept this product as part of their treatment practices.

Berlex Laboratories, Inc. markets Quadramet in the United States through an agreement with us entered into in October 1998. We cannot assure you that Berlex will be able to successfully market Quadramet or that this agreement will result in significant revenues for us in the future.

We cannot assure you that ProstaScint or Quadramet will achieve additional market acceptance on a timely basis, or at all. If ProstaScint or Quadramet do not achieve broader market acceptance, we may not be able to generate sufficient revenue to become profitable.

The Reduced Workforce At AxCell May Not Be Able To Implement AxCell's Business Plan.

In September 2002, we implemented the restructuring of our subsidiary, AxCell Biosciences Corporation, in an effort to reduce expenses and position Cytogen for stronger long-term growth in oncology. As a result, we reduced our staff at AxCell by seventy-five percent, suspended certain projects at AxCell and implemented other cost-saving measures.

The technologies under development at AxCell are complex and remain commercially unproven. Even if we are able to develop and commercialize a product through AxCell, there are a limited number of pharmaceutical companies and biotechnology companies that are potential customers for such technology or product.

Although we believe that we have retained the AxCell personnel who are key to achieving AxCell's goals and implementing its strategies, we cannot be certain that such reduced workforce will be able to implement AxCell's current business plan. The further loss of any of AxCell's personnel could have a material adverse effect on AxCell's ability to achieve its goals.

We May Need To Raise Additional Capital, Which May Not Be Available.

We have incurred negative cash flows from operations since inception. We expended, and will need to continue to expend, substantial funds to complete our planned product development efforts, including our PSMA programs. Our future capital requirements and the adequacy of our available funds depend on many factors, including:

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

We may raise additional capital through public or private equity offerings, debt financings or additional collaborations and licensing arrangements. Additional financing may not be available to us when needed, or, if available, we may not be able to obtain financing on terms favorable to our stockholders or us. If we raise additional capital by issuing equity securities, the issuance will result in ownership dilution to our stockholders. If we raise additional funds through collaborations and licensing arrangements, we may be required to relinquish rights to certain of our technologies or product candidates or to grant licenses on unfavorable terms. If we relinquish rights or grant licenses on unfavorable terms, we may not be able to develop or market products in a manner that is profitable to us. If adequate funds are not available, we may not be able to conduct research activities, preclinical studies, clinical trials or other activities relating to the successful commercialization of our products on a timely basis, if at all, with the result that our business could be significantly and adversely affected.

Our  Products,   Generally,   Are  In  The  Early  Stages  Of  Development   And
Commercialization And We May Never Achieve The Revenue Goals Set Forth In Our Business Plan.

We began operations in 1980 and have been engaged primarily in research directed toward the development, commercialization and marketing of products to improve diagnosis and treatment of cancer and other diseases. In October 1996, we introduced for commercial use our ProstaScint imaging agent. In March 1997, we introduced for commercial use our Quadramet therapeutic product. In 2001, we launched the iodine version of BrachySeed. In May 2002, we launched the palladium version of BrachySeed. In November 2002, we began promoting NMP22 BladderChek to urologists in the United States. In January 2003, we discontinued our marketing and sale of the BrachySeed products.

Our PSMA technologies are still in the early stages of development. We have significantly reduced operations at our AxCell subsidiary, which is responsible for the development certain of our technologies. We may be unable to develop or commercialize these products and technologies.

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

Before we obtain regulatory approvals for the commercial sale of any of our products under development, we must demonstrate through preclinical studies and clinical trials that the product is safe and efficacious for use in each target indication. The results from preclinical studies and early clinical trials may not be predictive of results that will be obtained in large-scale testing. We cannot assure you that our clinical trials will demonstrate the safety and efficacy of any products or will result in marketable products. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Clinical trials or marketing of any potential diagnostic or therapeutic products may expose us to liability claims for the use of these diagnostic or therapeutic products. We may not be able to maintain product liability insurance or sufficient coverage may not be available at a reasonable cost. In addition, as we develop diagnostic or therapeutic products internally, we will have to make significant investments in diagnostic or therapeutic product development, marketing, sales and regulatory compliance resources. We will also have to establish or contract for the manufacture of products, including supplies of drugs used in clinical trials, under the current Good Manufacturing Practices, or cGMP, of the FDA. We also cannot assure you that product issues will not arise following successful clinical trials and FDA approval.

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

Before we recover development expenses for our products and technologies, the products or technologies may become obsolete as a result of technological developments by others or us. Our products could also be made obsolete by new technologies, which are less expensive or more effective. We may not be able to make the enhancements to our technology necessary to compete successfully with newly emerging technologies and failure to do so could significantly and adversely affect our business.

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

     - agreement for manufacture of Quadramet by Bristol Myers Squibb (formerly The DuPont Pharmaceuticals Company);

     - joint venture with Progenics Pharmaceuticals for the development of PSMA for in vivo immunotherapy for prostate and other cancers;

     - licensing agreement with Molecular Staging for technology to be used in developing in vitro diagnostic tests using PSMA and prostate specific antigen, or PSA;

     - a Supply Agreement with Laureate Pharma L.P. for the production of our ProstaScint product;

     - an agreement with Matritech to market and distribute NMP22 BladderChek to urologists and oncologists in the United States;

     - marketing, license and supply agreements with Advanced Magnetics, Inc. related to Combidex and Code 7228;

     - a License Agreement between our joint venture, PSMA Development Company LLC, and AlphaVax Human Vaccines, Inc.; and

     -    a Collaboration Agreement between our joint venture and Abgenix, Inc.

Because our collaborative partners are responsible for certain of our sales, marketing, manufacturing and distribution activities, these activities are outside our direct control. We cannot assure you that our partners will perform their obligations under these agreements with us or that our partners will not enter into arrangements with third parties that may negatively impact the economic benefit we hope to derive from their agreements with us. For example, Matritech retained the ability to market its NMP22 BladderChek to primary care physicians and others and has begun such marketing efforts. In the event that our collaborative partners do not successfully market and sell our products, are entitled to enter into third party arrangements that may economically disadvantage us, or breach their obligations under our agreements, our products may not be commercially successful, any success may be delayed and new product development could be inhibited with the result that our business could be significantly and adversely affected.

Our Business Could Be Harmed If Our Collaborative Arrangements Expire Or Are Terminated Early.

We cannot assure you that we will be able to maintain our existing collaborative arrangements. If they expire or are terminated, we cannot assure you that they will be renewed or that new arrangements will be available on acceptable terms, if at all. In January 2003, we provided Draximage Inc. with notice of our intent to terminate our Product Manufacturing and Supply Agreement and License Agreement with Draximage relating to the BrachySeed products.

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

We Have Limited Sales, Marketing And Distribution Capabilities For Our Products.

We have established an internal sales force that is responsible for marketing and selling ProstaScint and NMP22 BladderChek. However, such internal sales force has limited sales, marketing and distribution capabilities for our products, compared to those of many of our competitors. We depend on Berlex Laboratories, Inc. for the sale, marketing and distribution of Quadramet in the United States. In locations outside the United States, we have not established a selling presence. If we are unable to establish and maintain significant sales, marketing and distribution efforts, either internally or through arrangements with third parties, our business may be significantly and adversely affected.

There Are Risks Associated With The Manufacture And Supply Of Our Products.

If we are to be successful, our products will have to be manufactured by contract manufacturers in compliance with regulatory requirements and at costs acceptable to us. We cannot assure you that we will be able to arrange for the manufacture of our products on commercially reasonable terms. If we are unable to successfully arrange for the manufacture of our products and product candidates, we will not be able to successfully commercialize our products and our business will be significantly and adversely affected.

ProstaScint was manufactured at a cGMP compliant manufacturing facility operated by Laureate Pharma L.P. (formerly Bard BioPharma L.P.). We had access to Purdue's facility for continued manufacturing of the product until January 2002. We have built our inventory of ProstaScint to meet our product requirements in the short term. We entered into a Development and Manufacturing Agreement with DSM in July 2000, which we intended would replace our arrangement with Laureate with respect to ProstaScint. We entered into a new Contract Manufacturing Agreement with Laureate Pharma L.P. in January 2003. Our failure to maintain a long term supply agreement on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations.

Quadramet is manufactured by Bristol-Myers Squibb (BMS) (formerly DuPont), pursuant to an agreement with both Berlex and Cytogen. Some components of Quadramet, particularly Samarium153 and EDTMP, are provided to BMS by outside suppliers. Due to radioactive decay, Samarium153 must be produced on a weekly basis. BMS obtains its requirements for Samarium153 from one supplier. Alternative sources for these components may not be readily available. If BMS cannot obtain sufficient quantities of the components on commercially reasonable terms, or in a timely manner, it would be unable to manufacture Quadramet on a timely and cost-effective basis, which could have a material adverse effect on our business, financial condition and results of operations.

Pursuant to the terms of our distribution agreement with Matritech, we rely on Matritech as the sole supplier of NMP22 BladderChek. Matritech uses independent contractors to manufacture the product. If Matritech fails to, or is unable to provide the product, we could experience a material adverse effect on our business, financial condition and results of operations.

The Company, our contract manufacturers and testing laboratories are required to adhere to United States Food & Drug Administration regulations setting forth requirements for cGMP, and similar regulations in other countries, which include extensive testing, control and documentation requirements. Ongoing compliance with cGMP, labeling and other applicable regulatory requirements is monitored through periodic inspections and market surveillance by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure of our contract vendors or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant premarket clearance or premarket approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions any of which could significantly and adversely affect our business.

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

If We Are Unable To Comply With Applicable Governmental Regulation We May Not Be Able To Continue Our Operations.

Any products tested, manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to pervasive and continuing regulation by numerous regulatory authorities, including primarily the FDA. We may be slow to adapt, or we may never adapt to changes in existing requirements or adoption of new requirements or policies. Our failure to comply with regulatory requirements could subject us to enforcement action, including product seizures, recalls, withdrawal, suspension, or revocation of approvals, restrictions on or injunctions against marketing our products based on our technology, and civil and criminal penalties. We cannot assure you that we will not be required to incur significant costs to comply with laws and regulations in the future or that laws or regulations will not create an unsustainable burden on our business.

Numerous federal, state and local governmental authorities, principally the FDA, and similar regulatory agencies in other countries, regulate the preclinical testing, clinical trials, manufacture and promotion of any compounds or agents we or our collaborative partners develop, and the manufacturing and marketing of any resulting drugs. The product development and regulatory approval process is lengthy, expensive, uncertain and subject to delays.

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

     - data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory agency approval; and

     - delays or rejections may be encountered based upon changes in regulatory agency policy during the period of product development and/or the period of review of any application for regulatory agency approval. These delays could adversely affect the marketing of any products we or our collaborative partners develop, impose costly procedures upon our activities, diminish any competitive advantages we or our collaborative partners may attain and adversely affect our ability to receive royalties.

We cannot assure you that, even after this time and expenditure, regulatory agency approvals will be obtained for any compound or agent developed by or in collaboration with us. Moreover, regulatory agency approval for a product or agent may entail limitations on the indicated uses that could limit the potential market for any such product. Furthermore, if and when such approval is obtained, the marketing, manufacture, labeling, packaging, reporting, storage, advertising and promotion and record keeping related to our products would remain subject to extensive regulatory requirements. Discovery of previously unknown problems with a drug, its manufacture or its manufacturer may result in restrictions on such drug, manufacture or manufacturer, including withdrawal of the drug from the market. Failure to comply with regulatory requirements could result in fines, injunctions, seizures, recalls, suspension or withdrawal of regulatory approvals, operating restrictions and criminal prosecution.

The United States Food, Drug and Cosmetics Act requires (i) that our products be manufactured in FDA registered facilities subject to inspection, and (ii) that we comply with cGMP, which imposes certain procedural and documentation requirements upon us and our manufacturing partners with respect to manufacturing and quality assurance activities. If we or our contract partners do not comply with cGMP we may be subject to sanctions, including fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, product recalls, failure of the government to grant premarket clearance or premarket approval for drugs, withdrawal of marketing approvals and criminal prosecution.

We Could Be Negatively Impacted By Future Interpretation Or Implementation Of Federal And State Fraud And Abuse Laws, Including Anti-Kickback Laws, The Federal Stark Law And Other Federal And State Anti-referral Laws.

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid and Veterans Administration health programs. We have not been challenged by a governmental authority under any of these laws and believe that our operations are in compliance with such laws. However, because of the far-reaching nature of these laws, we may be required to alter one or more of our practices to be in compliance with these laws. Health care fraud and abuse regulations are complex and even minor, inadvertent irregularities can potentially give rise to claims that the statute has been violated. Any violations of these laws could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations.

We could become subject to false claims litigation under federal statutes, which can lead to civil money penalties, criminal fines and imprisonment, and/or exclusion from participation in Medicare, Medicaid and other federal and state health care programs. These false claims statutes include the False Claims Act, which allows any person to bring suit alleging false or fraudulent claims under federal programs or contracts claims or other violations of the statute and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, have increased significantly in recent years and have increased the risk that a health care company will have to defend a false claim action, pay fines or be excluded from the Medicare program, Medicaid programs or other federal and state health care programs as a result of an investigation arising out of such action. We cannot assure you that we will not become subject to such litigation or, if we are not successful in defending against such actions, that such actions will not have a material adverse effect on our business, financial condition and results of operations.

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

During 2002, we announced  numerous changes to members of our senior management.
H. Joseph Reiser, Ph.D. who held the position of President and Chief Executive Officer of the Company from April 1998 until December 2002, was replaced by Michael D. Becker, our former Vice President of Business Development. Mr. Becker was also unanimously elected to serve on our Board of Directors. Dr. Reiser has remained a member of our Board of Directors. In addition, Lawrence R. Hoffman, our Vice President and Chief Financial Officer since July 2000, left the Company to pursue other opportunities as of December 31, 2002. Ms. Thu Dang, our Director of Finance, was subsequently promoted to Vice President of Finance.

Additionally, in the first quarter of 2003: (i) William Goeckeler, our Vice President of Research and Development, was promoted to Vice President of Operations; (ii) Deborah Kaminsky, our Vice President of Sales and Marketing, will shift her work focus, and will serve as our Vice President of Business Development; (iii) Rita Auld, our Director of Human Resources, was promoted to Vice President of Human Resources and Administration and Corporate Secretary; and (iv) Corey Jacklin assumed the responsibilities of Senior Director of Sales.

We have an employee retention agreement with our President and Chief Executive Officer, Michael D. Becker. We do not have similar retention agreements with our other key personnel. If we are unable to hire and retain personnel in key positions, our business could be significantly and adversely affected unless qualified replacements can be found.

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

We Are Currently Subject To Patent Litigation.

On March 17, 2000, we were served with a complaint filed against us in the United States Federal Court for the District of New Jersey by M. David Goldenberg ("Goldenberg") and Immunomedics, Inc. (collectively "Plaintiffs"). The litigation claims that our Prostascint product infringes a patent purportedly owned by Goldenberg and licensed to Immunomedics. We believe that

ProstaScint does not infringe this patent, and that the patent is invalid and unenforceable. The patent sought to be enforced in the litigation has now expired; as a result, the claim even if successful would not result in an injunction barring the continued sale of ProstaScint or affect any other of our products or technology. In addition, we have certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be offset against royalty payments on sales of ProstaScint. However, given the uncertainty associated with litigation, we cannot give any assurance that the litigation could not result in a material expenditure to us. On December 17, 2001, Cytogen filed a motion for summary judgment of non-infringement of the asserted claims of the patent-in-suit. The Plaintiffs opposed that motion and filed their own cross-motion for summary judgment of infringement. On July 3, 2002, the Court denied both parties' summary judgment motions, with leave to renew those motions after presenting expert testimony and legal argument based upon that testimony. Subsequently, the Court heard expert testimony and further argument, and received further briefing, and the parties' renewed summary judgment motions are pending. The Court has not indicated when it expects to issue a ruling.

Our Stock Price Has Been And May Continue To Be Volatile, And Your Investment In Our Stock Could Decline In Value Or Fluctuate Significantly.

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

     - litigation or public concern as to safety of the our potential products; and

     -    changes in general market conditions.

These fluctuations may be exaggerated if the trading volume of our common stock is low. These fluctuations may or may not be based upon any of our business or operating results. Our common stock may experience similar or even more dramatic price and volume fluctuations which may continue indefinitely.

The following table sets forth the high and low sale prices for our common stock for each of the quarters in the period beginning January 1, 2000 through December 31, 2002 as reported on the Nasdaq National Market, and as adjusted for our one-for-ten reverse stock split effected October 25, 2002:

  Quarter Ended                        High                     Low
  -------------                        ----                     ---
March 31, 2000                       $218.13                   $26.25
June 30, 2000                        $106.25                   $38.13
September 30, 2000                   $113.75                   $55.00
December 31, 2000                     $71.88                   $20.00
March 31, 2001                        $65.63                   $23.13
June 30, 2001                         $61.00                   $21.88
September 30, 2001                    $53.90                   $19.00
December 31, 2001                     $45.50                   $20.50
March 31, 2002                        $34.70                   $21.10
June 30, 2002                         $22.40                    $9.10
September 30, 2002                    $11.50                    $3.20
December 31, 2002                      $8.44                    $2.68

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

The Liquidity Of Our Common Stock Could Be Adversely Affected If We Are Delisted From The Nasdaq National Market.

On August 14, 2002, we announced that we had received notification from the Nasdaq Stock Market, Inc. that our common stock had closed below the minimum $1.00 per share requirement for the previous 30 consecutive trading days as required under Marketplace Rule 4450(a)(5). In accordance with Marketplace Rule 4450 (e)(2), we were provided with 90 calendar days, or until November 12, 2002, to regain compliance by having the bid price for our common stock close at $1.00 or greater for a minimum period of 10 consecutive trading days.

On September 26, 2002, we announced that our Board of Directors unanimously approved, and recommended to our stockholders, a proposal that would give the Board of Directors authority to effect a reverse stock split of our common stock, at a ratio of up to one-for-ten at any time prior to December 31, 2002. A special meeting of our stockholders was held on October 25, 2002 to consider such recommendation. Pursuant to the authority granted to our Board of Directors at the special meeting, on October 25, 2002, we implemented a one-for-ten reverse split of our outstanding and authorized shares of common stock.

We subsequently achieved compliance with Nasdaq Marketplace Rule 4450(a)(5), and received a letter from Nasdaq notifying us of such compliance on November 11, 2002.

We cannot assure you that we will continue to maintain compliance with this Marketplace Rule, or any other Listing Standards which may apply to us, and as such, we may once again face delisting from the Nasdaq National Market in the future. Specifically, we cannot assure you that we will be able to maintain compliance with the minimum equity and market value of listed securities requirements for continued listing on the Nasdaq National Market as set forth in Marketplace Rule 4310(c)(2)(B).

In the event that we are unable maintain compliance with all relevant Nasdaq listing standards, our securities may be subject to delisting from the Nasdaq National Market. If such delisting occurs, the market price and market liquidity of our common stock may be adversely affected.

Alternatively, if faced with such delisting, we may submit an application to transfer the listing of our common stock to the Nasdaq SmallCap Market. The Nasdaq SmallCap Market also has a $1.00 minimum bid price requirement.

If our common stock is delisted by Nasdaq, our common stock would be eligible to trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a rule promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.

Delisting from Nasdaq will make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

A Large Number Of Our Shares Are Eligible For Future Sale Which May Adversely Impact The Market Price Of Our Common Stock.

A large number of shares of our common stock are already outstanding, issuable upon exercise of options and warrants, or the achievement of certain milestones under previously completed acquisitions and may be eligible for resale, which may adversely affect the market price of our common stock. As of December 31, 2002 we had 8,758,235 shares of common stock outstanding, which number of shares: (i) includes an aggregate of 241 shares of common stock to be issued to prior holders of securities of CytoRad Incorporated and Cellcor, Inc., which we acquired in 1995, upon each such holders respective exchange of such securities;
(ii) excludes 50,000 shares of common stock previously issued by us and currently held in escrow pending release, upon certain conditions, to Advanced Magnetics, who currently maintains voting control of such securities; and (iii) excludes 32,538 shares previously issued by us and currently held for issuance by the custodian of our Employee Stock Purchase Plan to the participants thereunder, in the event they elect to purchase such shares. An additional 472,106 shares of common stock are issuable upon the exercise of outstanding stock options and an additional 32,363 shares of common stock are issuable upon the exercise of outstanding warrants. Substantially all of such shares subject to outstanding options and warrants will, when issued upon exercise thereof, be available for immediate resale in the public market pursuant to either a currently effective registration statement under the Securities Act of 1933, as amended, or pursuant to Rule 144 or Rule 701 promulgated thereunder. In addition, there are 68,510 additional shares of common stock reserved for future issuance under our current stock options plans, 7,569 additional shares of common stock reserved for issuance under our 401(k) Plan and 22,751 additional shares of common stock reserved for the future issuance under our employee bonus plan. All such reserved shares have been registered with the Securities and Exchange Commission pursuant to currently effective registration statements. In addition, there are 81,429 additional shares of common stock, subject to certain adjustments, reserved for future issuance in connection with the issuance of a convertible promissory note, having a seven (7) year maturity, to ELAN Corporation, plc in August 1998.

In connection with our acquisition of Prostagen, Inc. in June 1999, we issued 205,000 unregistered shares of our common stock to the then stockholders of Prostagen, which shares may be sold from time to time pursuant to Rule 144 under the Securities Act. Such stockholders also have certain piggyback registration rights with respect to these shares of common stock. An additional 127,699 shares have been issued in 2002 and were subsequently registered on a registration statement on Form S-3. An additional $2.0 million worth of Cytogen common stock, which we are obligated to register under the Securities Act of 1933, as amended, may be issued if certain milestones are achieved in the PSMA development programs.

On October 25, 2001, we filed with the Securities and Exchange Commission a shelf registration statement on Form S-3 covering one million (1,000,000) shares of our common stock. 297,066 and 416,670 of such registered shares were issued to the State of Wisconsin Investment Board in private offering transactions in each of January 2002 and June 2002, respectively.

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

Item 2.  Properties

In August 2002, we moved our offices from 600 College Road East to 650 College Road East in Princeton, New Jersey. We currently sublease approximately 11,500 square feet of administrative space in Princeton, New Jersey. The sublease on this space expires in July 2005. We intend to remain in Princeton, New Jersey for the foreseeable future.

We also lease approximately 9,200 square feet of laboratory and office space in Newtown, Pennsylvania, which is occupied by our AxCell Biosciences subsidiary, under a lease expiring in 2004. In February 2001, we expanded the AxCell facility by amending the lease to include approximately an additional 5,700 square feet, which additional lease space will expire in September 2006. We sublease approximately 2,400 square feet of the Axcell space to another company. Such sublease will expire in August 2006.

We own substantially all of the equipment used in our laboratories and offices. We believe our facilities are adequate for our operations at present.

Item 3.  Legal Proceedings

On March 17, 2000, we were served with a complaint filed against us in the United States Federal Court for the District of New Jersey by M. David Goldenberg ("Goldenberg") and Immunomedics, Inc. (collectively "Plaintiffs"). The litigation claims that our Prostascint product infringes a patent purportedly owned by Goldenberg and licensed to Immunomedics. We believe that ProstaScint does not infringe this patent, and that the patent is invalid and unenforceable. The patent sought to be enforced in the litigation has now expired; as a result, the claim even if successful would not result in an injunction barring the continued sale of ProstaScint or affect any other of our products or technology. In addition, we have certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be offset against royalty payments on sales of ProstaScint. However, given the uncertainty associated with litigation, we cannot give any assurance that the litigation could not result in a material expenditure to us. On December 17, 2001, Cytogen filed a motion for summary judgment of non-infringement of the asserted claims of the patent-in-suit. The Plaintiffs opposed that motion and filed their own cross-motion for summary judgment of infringement. On July 3, 2002, the Court denied both parties' summary judgment motions, with leave to renew those motions after presenting expert testimony and legal argument based upon that testimony. Subsequently, the Court heard expert testimony and further argument, and received further briefing, and the parties' renewed summary judgment motions are pending. The Court has not indicated when it expects to issue a ruling.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 25, 2002, we held a special meeting of our stockholders, during which meeting our stockholders duly approved a reverse stock split of our issued, authorized and outstanding shares of common stock, up to a ratio of one-for-ten at the discretion of our Board of Directors. Other information relating to the matters voted upon at the special meeting and the number of votes cast for, against and withheld with respect to each such matter is contained in our Current Report on Form 8-K which was filed with the Commission on October 25, 2002. There were no broker non-votes with respect to either proposal presented to our stockholders at the special meeting.

                                    PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq National Market under the trading symbol "CYTO."

The table below sets forth the high and low bid information for our common stock for each of the calendar quarters indicated, as reported on the Nasdaq National Market. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, may not represent actual transactions and have been adjusted to reflect the Company's one-for-ten reverse stock split executed October 25, 2002.

2001                                                      High          Low
----                                                      ----          ---
First Quarter..........................................  $65.31       $23.13
Second Quarter.........................................   60.90        21.88
Third Quarter..........................................   53.80        19.00
Fourth Quarter.........................................   44.60        20.50

2002
----
First Quarter..........................................  $34.40       $21.10
Second Quarter.........................................   22.00         9.10
Third Quarter..........................................   11.00         3.10
Fourth Quarter.........................................    8.40         3.30

As of March 1, 2003, there were approximately 960 holders of record of our common stock and there were approximately 43,515 beneficial holders of our common stock.

We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of the board of directors.

On December 17, 2002, we issued options to purchase 200,000 shares of our common stock, $0.01 par value per share, to Michael D. Becker, in connection with, and upon his promotion to, President and Chief Executive Officer of the Company. The exercise price of such options is $3.54 per share, the fair market value of our common stock on the date of grant. 50,000 of such options were granted under our 1995 Stock Option Plan and vested immediately upon grant, and the remaining 150,000 options were granted outside of any stock option plan and will vest in three equal tranches, based upon Mr. Becker's achievement of certain milestones that will be established by our Board of Directors.

We believe that the issuance of the Options to Mr. Becker was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering.

Item 6.  Selected Financial Data

The following selected financial information has been derived from our audited consolidated financial statements for each of the five years in the period ended December 31, 2002. The selected financial data set forth below should be read in conjunction with the consolidated financial statements, including the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information provided elsewhere in this report.

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                             2002         2001         2000         1999          1998
                                                             ----         ----         ----         ----          ----
Statements of Operations Data:                                         (All amounts in thousands, except per share data)
Revenues:
  Product sales.......................................... $ 10,626     $  8,782     $  7,523     $  7,073     $  9,085
  Royalties..............................................    1,842        2,063        2,004        1,060        1,664
  License and contract...................................      463          912        1,024        3,171        9,239
                                                          --------     --------     --------     --------     --------
    Total revenues.......................................   12,931       11,757       10,551       11,304       19,988
                                                          --------     --------     --------     ---------    --------

Operating Expenses:
  Cost of product and contract
   manufacturing revenues ...............................    4,748        4,216        4,513        4,213       12,393
  Impairment of intangible assets(1).....................    1,729            -            -            -            -
  Research and development...............................    7,605       10,091        6,957        3,849        9,967
  Acquisition of marketing and technology rights (2).....        -            -       13,241        1,214            -
  Equity loss in PSMA LLC................................    2,886          332            -            -            -
  Equity loss in Targon subsidiary.......................        -            -            -            -        1,020
  Selling and marketing..................................    5,846        6,314        6,126        4,210        5,103
  General and administrative.............................    5,401        4,864        4,934        3,501        7,420
                                                          --------     --------     --------     --------     --------
    Total operating expenses.............................   28,215       25,817       35,771       16,987       35,903
                                                          --------     --------     --------     --------     --------

    Operating loss.......................................  (15,284)     (14,060)     (25,220)      (5,683)     (15,915)

Loss on investment.......................................     (516)           -            -            -            -
Gain on sale of laboratory and manufacturing facilities..        -            -            -        3,298            -
Gain on sale of Targon subsidiary........................        -            -            -            -        2,833
Other income (expense)...................................      101          857          611          412          (70)
                                                          --------     --------     --------     --------     --------

     Loss before income taxes and cumulative effect of
      accounting change..................................  (15,699)     (13,203)     (24,609)      (1,973)     (13,152)
Income tax benefit.......................................        -       (1,103)      (1,625)      (2,702)           -
                                                          --------     --------     --------     --------     --------

     Income (loss) before cumulative effect of
      accounting change .................................  (15,699)     (12,100)     (22,984)         729      (13,152)
Cumulative effect of accounting change (3)...............        -            -       (4,314)           -            -
                                                          --------     --------     --------     --------     --------

Net income (loss)........................................  (15,699)     (12,100)     (27,298)         729      (13,152)
Dividends, including deemed
 dividends on preferred stock............................        -            -            -            -         (119)
                                                          --------     --------     --------     --------     --------

Net income (loss) to common stockholders................. $(15,699)    $(12,100)    $(27,298)    $    729     $(13,271)
                                                          ========     ========     ========     ========     ========
Net income (loss) per common share:
     Basic and diluted net income (loss) before
      cumulative effect of  accounting change ........... $  (1.85)    $  (1.56)    $ ( 3.13)    $   0.11     $  (2.35)
     Cumulative effect of accounting change (3) .........        -            -        (0.59)           -            -
                                                          --------     --------     --------     --------     --------
     Basic and diluted net income (loss) ................ $  (1.85)    $  (1.56)    $ ( 3.72)    $   0.11     $  (2.35)
                                                          ========     ========     ========     ========     ========

Weighted average common shares outstanding:
     Basic...............................................    8,466        7,778        7,334        6,718        5,642
                                                          ========     ========     ========     ========     ========

     Diluted............................................     8,466        7,778        7,334        6,819        5,642
                                                          ========     ========     ========     ========     ========

Pro forma amounts assuming accounting
 change is applied retroactively:
  Net loss to common stockholders........................                           $(22,984)    $   (484)    $(16,373)
                                                                                    ========     ========     ========
  Basic and diluted net loss per common share............                           $  (3.13)    $  (0.07)    $  (2.90)
                                                                                    ========     ========     ========


                                                                                December 31,
                                                      ------------------------------------------------------------
Consolidated Balance Sheet Data:                          2002         2001         2000        1999        1998
                                                      -------------------------------------------------------------
                                                                             (in thousands)
Cash, short-term investments and restricted cash...   $  14,725    $  11,309    $  11,993    $  12,394    $  3,015
Total assets.......................................      19,894       21,492       20,416       18,605      10,900
Long-term liabilities..............................       2,614        2,291        2,374        2,416       2,223
Accumulated deficit................................    (356,380)    (340,681)    (328,581)    (301,283)   (302,012)
Stockholders' equity...............................      10,588       11,214        7,218       10,549         443


     (1) Reflects a non-cash charge to write off the carrying value of the licensing fees associated with BrachySeed I-125 and BrachySeed Pd-103.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report on form 10-K regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Factors that could cause actual results to differ materially, include, but are not limited to those identified under the caption "Additional Factors That May Affect Future Results", provided elsewhere in this report. Investors are cautioned not to put undue reliance on any forward looking statement.

Cautionary Statement

Our actual results may differ materially from our historical results of operations and those discussed in the forward-looking statements for various reasons, including, but not limited to, our ability to: (i) access the capital markets in the near term and in the future for continued funding of our operations including existing and new projects and to maintain the listing of our common stock on the Nasdaq National Market; (ii) attract and retain personnel needed for business operations and strategic plans; (iii) carry out our business and financial plans; (iv) attract, and the ultimate success of, strategic partnering arrangements, collaborations, and acquisition candidates;
(v) successfully develop and commercialize in-licensed products such as NMP22 BladderChek, including programs designed to facilitate the use of our products, such as the Partners in Excellence or PIE Program; (vi) establish and successfully complete clinical trials where required for product approval; (vii) obtain foreign regulatory approvals for products and to establish marketing arrangements in countries where approval is obtained; (viii) demonstrate, over time, the efficacy and safety of our products; (ix) determine and implement the appropriate strategic initiative for our AxCell Biosciences subsidiary; and (x) fund development necessary for existing products and for the pursuit of new product opportunities. Additional risks that we face include, but are not limited to: (i) the risk of whether marketable and valuable products result from our development activities; (ii) the possibility that we may not be able to adequately protect our intellectual property portfolio; (iii) the degree of competition we may face from existing or new products; (iv) the risks associated with obtaining the necessary regulatory approvals; (v) the ability of Advanced Magnetics to satisfy the conditions specified by the FDA regarding approval to market Combidex in the United States; (vi) shifts in the regulatory environment affecting sale of our products such as third-party payor reimbursement issues and dependence on our partners for development of certain projects; (vii) competitive products and technologies; (viii) price pressure; and (ix) other factors discussed in our press releases and from time-to-time in our other filings with the Securities and Exchange Commission. Any forward-looking statements made by us do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, and these statements represent our current outlook only as of the date given.

The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as from time to time in our other filings with the Securities and Exchange Commission.

Significant Events in 2002

In September 2002, in an effort to reduce expenses and position Cytogen for stronger long-term growth in oncology, we restructured our AxCell Biosciences subsidiary. Management intends that the plan, which included a 75% reduction of AxCell's workforce, will allow continued research related to the role of novel proteins and signal transduction pathways in disease progression through both external collaborations and internal data mining. While AxCell continues to pursue opportunities in the area of signal transduction research, the restructuring reinforces our corporate objectives of developing and marketing oncology products.

In October 2002, we entered into a five-year agreement with Matritech Inc. to be the sole distributor for Matritech's NMP22 BladderChek test to urologists and oncologists, in the United States. Retention of exclusivity rights depends upon meeting certain minimum annual purchases. NMP22 BladderChek is a point-of-care test for bladder cancer that requires only a few drops of a patient's urine. NMP22 BladderChek returns results in thirty minutes and provides urologists with an adjunct technology to cystoscopy, a clinical procedure for the visual identification of tumors in the bladder, for improved detection and early diagnosis. During November 2002, we began promoting NMP22 BladderChek to urologists in the United States, using our in-house urologic focused sales force.

On October 25, 2002, upon the receipt of approval of our stockholders at a duly called and held special meeting of stockholders, our Board of Directors authorized and implemented a reverse stock split of our issued, outstanding and authorized shares of common stock at a ratio of one-for-ten. As a result of the reverse split, one new share of common stock was issued for every ten shares of common stock held by stockholders of record as of the close of business on October 25, 2002. The reverse split was intended, in part, to help increase the market price of our common stock above the minimum $1.00 per share as required by the Nasdaq National Market's maintenance listing standards. On November 11, 2002, we announced that we had received notification from the Nasdaq Stock Market, Inc. that we had regained compliance with such listing standards regarding minimum bid price.

On December 17, 2002, we announced that H. Joseph Reiser, Ph.D. resigned his position as our President and Chief Executive Officer, for personal reasons, effective immediately. Dr. Reiser had served in such capacities since April
1998, and has, since his resignation, remained a member of our Board of Directors. Michael D. Becker, our Vice President of Business Development, was unanimously elected by our Board of Directors to serve as Dr. Reiser's replacement as President and Chief Executive Officer. Mr. Becker was also unanimously elected to serve as a member of our Board of Directors.

Also, on December 17, 2002, we announced that Lawrence Hoffman, our Vice President and Chief Financial Officer resigned his position with the Company to pursue other opportunities, effective December 31, 2002. Mr. Hoffman had served in such capacity since July 2000. Ms. Thu Dang, our Director of Finance was promoted to the position of Vice President of Finance, effective January 1, 2003.

Other recent management changes include:

     - William Goeckeler, our Vice President of Research and Development, was promoted to Vice President of Operations. Mr. Goeckeler has been with the Company since April 1994;

     - Deborah Kaminsky, our Vice President of Sales and Marketing will shift her focus as our Vice President of Business Development. Ms. Kaminsky has been with the Company since December 2000;

     -    Rita Auld,  our  Director  of Human  Resources,  was  promoted to Vice
          President  of  Human  Resources  and   Administration   and  Corporate
          Secretary. Ms. Auld has been with the Company since October 2000; and

     - Corey Jacklin, who has been with the Company since January 2003, assumed the responsibilities of Senior Director of Sales.

In January 2003, we provided Draximage with notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with respect to both of Draximage's BrachySeed I-125 and BrachySeed Pd-103 products. We launched BrachySeed I-125 and BrachySeed Pd-103 in February 2001 and May 2002, respectively. Effective January 24, 2003, we no longer accept or fill new orders for the BrachySeed I-125 and BrachySeed Pd-103 products.

RESULTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

Revenues

Total revenues were $12.9 million in 2002, $11.8 million in 2001 and $10.6 million in 2000. The increase in 2002 from 2001 and 2000 was primarily due to higher product related revenues from increased sales of ProstaScint and BrachySeed, partially offset by lower license and contract revenues. In January 2003, we served notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with Draximage with respect to the BrachySeed I-125 and BrachySeed Pd-103 products. As a result, effective January 24, 2003, we no longer accept or fill new orders for the BrachySeed products. Product related revenues, including product sales and royalty revenues, accounted for 96%, 92% and 90% of revenues in 2002, 2001 and 2000, respectively. License and contract revenues accounted for the remainder of revenues.

Product related revenues were $12.5 million, $10.8 million and $9.5 million in 2002, 2001 and 2000, respectively. The increase in 2002 from 2001 and 2000 was due primarily to an increase in the sale of ProstaScint and BrachySeed I-125 and Pd-103. Effective January 24, 2003, we discontinued selling and marketing the BrachySeed products.

Sales from ProstaScint were $7.9 million, $7.6 million and $7.0 million in 2002, 2001 and 2000, respectively, and accounted for 64%, 70% and 74% of the product related revenues, respectively. Beginning in July 2000, we assumed sole responsibility for selling and marketing ProstaScint from Bard Urological Division of C.R. Bard Inc., our former co-marketing partner. We believe that future growth and market penetrations of ProstaScint is dependent upon, among other things, the implementation and continued research of new product applications, such as: (i) combining or fusing ProstaScint with CT (computed tomography) or MRI (magnetic resonance imaging) scans in a digital overlay ("fusion imaging"); (ii) using ProstaScint scans to guide therapy ("image-guided therapy"), which is not limited to enhancing the placement of brachytherapy seeds, but can also be applied to cryosurgery and external beam radiation, such as intensity modulated radiation therapy (IMRT), an advanced and more powerful form of therapy that uses computers to focus radiation more precisely on the target; and (iii) competitive reimbursement by federal and private agencies. There can be no assurance, however, that such initiatives will significantly increase the sale of ProstaScint.

Sales of BrachySeed were $2.5 million in 2002, compared to $779,000 in 2001 and accounted for 20% of product related revenues during 2002, compared to 7% of product related revenues during 2001. We launched BrachySeed I-125 in February 2001 and BrachySeed Pd-103 in May 2002. The increase in 2002 over the prior period was due to increased market penetration of BrachySeed products, the agreements for which were subsequently terminated as described above. As a result, effective January 24, 2003, we no longer accept or fill new orders for the BrachySeed I-125 and BrachySeed Pd-103.

Royalties from Quadramet were $1.8 million, $2.1 million and $2.0 million in 2002, 2001 and 2000, respectively, and accounted for 15%, 19% and 21% of product related revenues, respectively. We believe that the future growth and market penetration of Quadramet is largely dependent upon, among other things: (i) new clinical data supporting the expanded and earlier use of Quadramet in various cancers and in combination with other therapies, such as chemotherapy and bisphophonates; (ii) establishing the use of Quadramet at higher doses to target and treat primary bone cancers; and (iii) increased marketing and sales penetration to radiation and medical oncologists. Quadramet is currently marketed by our marketing partner, Berlex Laboratories Inc. Although we believe that Berlex is an advantageous marketing partner, there can be no assurance that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for us.

Sales from OncoScint  CR/OV were $182,000,  $363,000 and $519,000 in 2002,  2001 and 2000, respectively. The market for OncoScint CR/OV for diagnosis of colorectal disease has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Accordingly, we discontinued selling OncoScint at the end of 2002 in order to focus on our other oncology products.

The initial sales of NMP22 BladderChek were $14,000 in 2002. During the fourth quarter of 2002, we entered into a five-year agreement with Matritech Inc. for Cytogen to be the sole distributor for Matritech's NMP22 BladderChek test to urologists and oncologists in the United States. Retention of exclusivity rights depends upon meeting certain minimum annual purchases. We began introducing NMP22 BladderChek to urologists during November 2002.

Effective January 1, 2000, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $4.3 million or $0.59 per share in 2000, which reflects the deferral of an up-front license fee received from Berlex, net of associated costs, related to the licensing of Quadramet recognized in 1998 and a license fee for certain applications of PSMA to a joint venture formed by Cytogen and Progenics recognized in 1999. Previously, we had recognized up-front license fees when we had no obligations to return the fees under any circumstances. Under SAB 101 these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. In 2002, 2001 and 2000, we recognized $410,000, $860,000 and $859,000, respectively, of license revenue that was included in the cumulative effect adjustment as of January 1, 2000.

Revenues from contract research services were $53,000, $43,000 and $165,000 in 2002, 2001 and 2000, respectively. In 2002, we performed limited research and development services for the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc. The level of future revenues from the joint venture will be dependent upon the extent of research and development services requested by the joint venture. In 2000, we discontinued our contract manufacturing services business as a result of the sale of our laboratory and manufacturing facilities. Contract revenues have fluctuated in the past and may fluctuate in the future.

Operating Expenses

Total operating expenses were $28.2 million, $25.8 million and $35.8 million in 2002, 2001 and 2000, respectively. The increase in 2002 from 2001 is due primarily to a non-cash charge of $1.7 million for the intangible asset impairment related to the write-off of license fees of BrachySeed products, $869,000 for the restructuring of AxCell in September 2002, a non-cash milestone payment of $2.0 million related to the progress of the dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc. and increased expenses relating to the development of the PSMA technologies through our joint venture with Progenics Pharmaceuticals, Inc., the PSMA Development Company LLC, partially offset by a reduction in funding for research activities at our AxCell subsidiary and the development of a new manufacturing and purification process for ProstaScint. The decrease in 2001 from 2000 was due to a charge in 2000 for the acquisition of Combidex and Code 7228 from Advanced Magnetics, partially offset by increased development efforts at AxCell in 2001 for AxCell's proteomics programs, the development of a new manufacturing process for ProstScint and the 2001 launch of BrachySeed I-125. The 2000 operating expenses included a $13.2 million charge related to the acquisition of the marketing and technology rights to Combidex (for all applications) and Code 7228 (for oncology applications only), of which $13.1 million was non-cash as we issued our common stock as consideration. At this time, Advanced Magnetics does not intend to develop Code 7228 for oncology imaging.

Costs of product sales were $4.7 million, $4.2 million and $4.5 million in 2002, 2001 and 2000, respectively. The increase in 2002 from 2001 was due primarily to an increase in sales of BrachySeed and a $169,000 charge to reserve for excess inventory for OncoScint and ProstaScint, partially offset by lower facility related costs associated with the manufacturing of ProstaScint. The decrease in 2001 compared to 2000 was due primarily to lower manufacturing costs that result from better manufacturing yields for ProstaScint, partially offset by costs associated with the purchase of BrachySeeds, which became commercially available in 2001. Effective January 24, 2003, we no long accept or fill orders for the BrachySeed products.

During 2002, we recorded a non-cash charge of $1.7 million to impairment of intangible assets which represents the write-off of the carrying value of the upfront licensing fees associated with BrachySeed I-125 and BrachySeed Pd-103, as the carrying value will not be recoverable. In January 2003 we served notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with Draximage with respect to the BrachySeed products. As of January 24, 2003, we no longer accept or fill new orders for BrachySeed.

Research and development expenses were $7.6 million in 2002, $10.1 million in 2001 and $7.0 million in 2000. The decrease in 2002 from 2001 was due to decreased funding during 2002 for signal transduction research programs at AxCell and reduction in expenses related to the development of a new manufacturing and purification process by DSM Biologics Company B.V. with respect to ProstaScint, partially offset by a stock-based milestone payment of $2.0 million in 2002 related to the progress of the dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc. The increase in 2001 from 2000 was due, in part, to the development of a new manufacturing and purification process for ProstaScint. In 2002, 2001 and 2000 we invested $3.6 million, $4.9 million and $3.4 million, respectively, in AxCell's research programs and $551,000, $3.2 million and $559,000 respectively, in our manufacturing process development. Our relationship with DSM providing for the development of a new manufacturing process for ProstaScint ceased in 2002. In connection with the AxCell restructuring plan in September 2002, cost-saving measures implemented at AxCell are expected to lower our annual operating expenses by $2.2 million, which have begun in the fourth quarter of 2002.

Acquisition of marketing and technology rights of $13.2 million in 2000 represents a non-cash charge of $13.1 million related to the acquisition of certain rights to product candidates Combidex (for all applications) and Code 7228 (for oncology applications only) from Advanced Magnetics. At this time, Advanced Magnetics does not intend to develop Code 7228 for oncology imaging.

Our share in the equity loss in the PSMA Development Company LLC, our joint venture with Progenics, was $2.9 million for 2002, and represented 50% of the joint venture's operating results. The joint venture is equally owned by us and Progenics. We account for the joint venture using the equity method of accounting. Progenics was obligated to fund the initial $3.0 million of development costs of the joint venture, in addition to $2.0 million in supplemental capital contributions funded at certain defined dates. Beginning in December 2001, we began to equally share the costs of the joint venture with Progenics. Our share in the equity loss in the joint venture was $332,000 for 2001. We expect our share of losses and funding in the joint venture to continue at even higher levels in subsequent periods. The joint venture is funded by equal capital contributions from each of Progenics and Cytogen in accordance with an annual budget approved by the joint venture representatives from each such party. As of March 28, 2003, the parties are in the process of negotiating the 2003 annual budget for the joint venture and have agreed that the operating budget for 2003 will be no less than the 2002 operating expenses for the joint venture. Contract research and development services provided by Progenics to the joint venture during 2002 were in accordance with a services agreement between the parties. As of March 28, 2003, the parties are negotiating the terms of a new services agreement and believe that if mutual agreement is not achieved, the parties can successfully negotiate with outside third parties for necessary services.

Selling and marketing expenses were $5.8 million, $6.3 million and $6.1 million in 2002, 2001 and 2000, respectively. The decrease in 2002 from 2001 was due to costs incurred in 2001 for the launch of BrachySeed I-125. The increase in 2001 from 2000 reflected the launch costs in 2001 for BrachySeed I-125, partially offset by costs associated with the expansion of our in-house sales force in 2000. We assumed sole responsibility for the selling and marketing of ProstaScint in July 2000.

General and administrative expenses were $5.4 million, $4.9 million and $4.9 million in 2002, 2001 and 2000, respectively. The increase in 2002 from 2001 and 2000 was due primarily to a charge of $869,000 related the restructuring of AxCell in September 2002, and a stock-based compensation charge for a key employee, partially offset by decreased spending in legal and professional fees in 2002.

Insurance Reimbursement

During 2001, we received a one-time payment of $402,000 from an insurance claim filed by us in 2000 to recover the loss of product resulting from the rupture of a tube during the manufacture of a batch of ProstaScint.

Loss On Investment

We recorded a non-cash charge of $516,000 during 2002 for an impairment in the carrying value of an investment in shares of Northwest Biotherapeutics, Inc. common stock, which the Company had received as part of the acquisition of Prostagen in 1999. The fair value of such investment, based on the quoted market prices, had significantly decreased from its original carrying value of $516,000. Based on an evaluation of the financial condition of Northwest and the significant decline in stock price, we concluded that the decline was other than temporary and that the carrying amount of this investment would not be recoverable.

Interest Income/Expense

Interest  income was  $274,000,  $635,000 and $774,000 for 2002,  2001 and 2000,
respectively. The declines in 2002 and 2001 from 2000 were due to lower average yields on investments for each of the respective periods, partially offset by higher average cash and cash equivalent balances during the periods.

Interest  expense was  $173,000,  $180,000 and $163,000 in 2002,  2001 and 2000,
respectively. Interest expense includes interest on outstanding debt and finance charges related to various equipment leases.

Income tax benefit

During 2001 and 2000, we sold New Jersey State net operating loss carryforwards and research and development credits, which resulted in the recognition of $1.1 million and $1.6 million income tax benefit, respectively. In January 2003, we sold additional New Jersey State net operating loss carryforwards which resulted in $584,000 of income tax benefit, which will be recorded in the first quarter of 2003. Assuming the State of New Jersey continues to fund this program, which is uncertain, the actual amount of net operating losses and tax credits we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

Net Loss

Net loss was $15.7 million, $12.1 million and $27.3 million in 2002, 2001 and 2000, respectively. Net loss per share in 2002 was $1.85, compared to $1.56 in 2001 and $3.72 in 2000. Net loss was based on weighted average common shares outstanding of 8.5 million, 7.8 million and 7.3 million, in each of 2002, 2001 and 2000, respectively. The 2000 net loss included $4.3 million, or $0.59 per share, for the cumulative effect of accounting change as a result of the adoption of SAB 101.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $14.7 million as of December 31, 2002, compared to $11.3 million as of December 31, 2001. The increase in 2002 from 2001 was primarily due to the proceeds of approximately $13 million from the sale of Cytogen common stock offset by cash used for operating activities. In 2002, 2001 and 2000, the cash used for operating activities was $8.3 million, $13.4 million, and $9.0 million, respectively. The 2002 decrease from 2001 and 2000 was primarily due to improved working capital management, which included a build-up of ProstaScint inventory in 2001 and 2000 compared to a reduction in 2002. In January 2003, we secured a new supply arrangement for the manufacturing of ProstaScint with Laureate Pharma L.P. and as a result, expect to use significant resources to build ProstaScint inventory levels to a two-year requirement.

Historically, our primary sources of cash have been proceeds from the issuance and sale of our stock through public offerings and private placements, product related revenues, revenues from contract research services, fees paid under license agreements and interest earned on cash and short-term investments. In October 2000, we entered into an equity financing facility with Acqua Wellington North American Equities Fund, L.P. which provided for the sale of up to $70 million of our common stock to Acqua Wellington at a small discount to market price. Pursuant to this equity financing facility, in February 2001, we sold to Acqua Wellington 127,656 shares of our common stock for an aggregate purchase price of $6.5 million. The equity financing facility was terminated in June 2001.

In June 2001, we entered into a Share Purchase Agreement with the State of Wisconsin Investment Board, or SWIB, pursuant to which we sold 182,000 shares of our common stock to SWIB for an aggregate purchase price of $8.2 million, before transaction costs. In connection with the Share Purchase Agreement, we were required to discontinue the use of the equity financing facility with Acqua Wellington and such agreement was terminated.

In October 2001, we filed a shelf registration statement on Form S-3 to register 1,000,000 shares of our common stock. Such registration statement was declared effective by the Securities and Exchange Commission in November 2001.

In January 2002, we sold 297,067 shares of our common stock to SWIB for an aggregate purchase price of $8.0 million. Additionally, in June 2002, we sold 416,670 shares of our common stock to SWIB for an aggregate purchase price of $5.0 million. Such issuances and sales of our common stock to SWIB in January 2002 and June 2002 were registered on our shelf registration statement on Form S-3.

In connection with our stock issuances to SWIB, we agreed not to enter into equity line arrangements in the future, issue certain securities at less than fair market value or undertake certain other securities issuances without requisite stockholder approval. Our stockholders have approved, and we have implemented, amendments to our By-Laws and certain of our stock option plans to effect these restrictions.

In January 2003, we received cash of $584,000 relating to a sale of New Jersey State net operating losses and research and development credits. Assuming the State of New Jersey continues to fund this program, which is uncertain, the actual amount of net operating losses and tax credits we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

Because the market value of our common stock held by non-affiliates of the Company is less than $75 million, we are ineligible to utilize a registration statement on Form S-3 for primary offerings in which our common stock is offered for cash on our behalf. We cannot guarantee you that the market value of our common stock held by non-affiliates will ever increase above $75 million, and as a result, that we will thereby regain eligibility to utilize a Form S-3 registration statement for such primary offerings.

We have relied upon revenues from sales of the BrachySeed products to partially fund ongoing operations. For the years ended December 31, 2002 and December 31, 2001, revenue from the sale of BrachySeed products was $2.5 million and $779,000, respectively. In December 2002, we served notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with Draximage with respect to both the BrachySeed I-125 and BrachySeed Pd-103 products. As a result, effective January 24, 2003, we no longer accept or fill new orders for the BrachySeed products.

Beginning in December 2001, we began to equally share the costs of the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc. Since December 31, 2001, we have recognized 50% of the joint venture's operating results, of which our share was $2.9 million for 2002 and $332,000 for 2001. We expect our share of losses and funding in the joint venture to continue at a even higher level in the subsequent periods. The joint venture is funded by equal capital contributions from each of Progenics and Cytogen in accordance with an annual budget approved by the joint venture representatives from each such party. As of March 28, 2003, the parties are in the process of negotiating the 2003 annual budget for the joint venture and have agreed that the operating budget for 2003 will be no less than the 2002 operating expenses for the joint venture. Contract research and development services provided by Progenics to the joint venture during 2002 were in accordance with a services agreement between the parties. As of March 28, 2003, the parties are negotiating the terms of a new services agreement and believe that if mutual agreement is not achieved, the parties can successfully negotiate with outside third parties for necessary services.

Our capital and operating requirements may change depending upon various factors, including: (i) whether we and our strategic partners achieve success in manufacturing, marketing and commercialization of our products; (ii) the amount of resources which we devote to clinical evaluations and the expansion of marketing and sales capabilities; (iii) results of clinical trials and research and development activities; and (iv) competitive and technological developments, in particular, we expect to incur significant costs for the development of our PSMA technologies.

Our financial objectives are to meet our capital and operating requirements through revenues from existing products and licensing arrangements. To achieve our strategic objectives, we may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by us in either cash or stock in addition to the costs associated with developing and marketing a product or technology. However, we believe that, if successful, such strategies may increase long-term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses, if ever. To fund these strategic and operating activities, we may sell equity or debt securities as market conditions permit or enter into credit facilities.

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources should be adequate to fund our operations and commitments into the first quarter of 2004. We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including: (i) the successful commercialization of our products; (ii) the costs associated with the acquisition of complementary products and technologies; (iii) progress in our product development efforts and the magnitude and scope of such efforts; (iv) progress with clinical trials; (v) progress with regulatory affairs activities; (vi) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; (vii) competing technological and market developments; and
(viii) the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. There can be no assurance that the financial sources described above will be available when needed or at terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our Consolidated Financial Statements in this Annual Report on Form 10-K includes a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from those estimates.

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

Accounts Receivable

Our accounts receivable balances are net of an estimated allowance for uncollectible accounts. We continuously monitor collections and payments from our customers and maintain an allowance for uncollectible accounts based upon our historical experience and any specific customer collection issues that we have identified. While we believe our reserve estimate to be appropriate, we may find it necessary to adjust our allowance for uncollectible accounts if the future bad debt expense exceeds our estimated reserve. We are subject to concentration risks as a limited number of our customers provide a high percent of total revenues, and corresponding receivables.

Inventories

Inventories are stated at the lower of cost or market, as determined using the first-in, first-out method, which most closely reflects the physical flow of our inventories. Our products and raw materials are subject to expiration dating. We regularly review quantities on hand to determine the need for reserves for excess and obsolete inventories based primarily on our estimated forecast of product sales. Our estimate of future product demand may prove to be inaccurate, in which case we may have understated or overstated our reserve for excess and obsolete inventories.

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

During 2002, we recorded a non-cash charge of $1.7 million to impairment of intangible assets, which represents the write-off of the carrying value of the licensing fees associated with BrachySeed I-125 and BrachySeed Pd-103, as the carrying value will not be recoverable.

In October 2002, we entered into a five-year agreement with Matritech Inc. to be the sole distributor for Matritech's NMP22 BladderChek point-of-care test to urologists and oncologists in the United States. Retention of exclusivity rights depends upon meeting certain minimum annual purchases. We paid Matritech $150,000 upon the execution of the agreement, which was recorded as other assets in the accompanying consolidated balance sheet for the respective period and is being amortized over the five year estimated performance period of the agreement. We determined that we did not have any impairment regarding Matritech's license fee at December 31, 2002.

COMMITMENTS

As outlined in Notes 7, 10 and 16 of the Notes to our Consolidated Financial Statements, we have entered into various contractual obligations and commercial commitments. The following table summarizes our contractual obligations as of December 31, 2002:



                                   Less than 1       1 to 3         4 to 5        After 5
Contractual Obligation                year            years          years         years          Total
------------------------------    ------------    -----------    -----------    -----------    -----------

Long-term debt ...............    $          -    $ 2,280,000    $         -    $         -    $ 2,280,000


Capital lease obligations ....         80,000          82,000              -              -        162,000


Facility leases ..............        609,000         899,000        103,000              -      1,611,000


Other operating leases .......        228,000           8,000              -              -        236,000

Manufacturing and research and
development contracts ........      1,317,000         327,000        260,000      1,140,000      3,044,000


Minimum royalty payments .....      1,000,000       2,000,000      2,000,000      7,000,000     12,000,000
                                  -----------     -----------    -----------    -----------    -----------

Total ........................    $ 3,234,000     $ 5,596,000    $ 2,363,000    $ 8,140,000    $19,333,000
                                  ===========     ===========    ===========    ===========    ===========

In addition to the above, we are obligated to make certain royalty payments based on sales of the related product and certain milestone payments if our collaborative partners achieved specific development milestones or commercial milestones as outlined in Notes 5 and 7 of the Notes to our Consolidated Financial Statements.

In subsequent periods, we expect to provide funding for the development of the PSMA technologies through our joint venture with Progenics at even higher levels than the current year. Such funding amount may vary dependent upon, among other things, the results of the clinical trials and research and development activities, competitive and technological developments, and market opportunities.

Recently Enacted Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board isssued Statement of Financial Accounting Standard No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. As of December 31, 2002, the Company had $2.3 million of debt outstanding with a fixed interest rate of 7%. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. Changes in interest rates could expose us to market risk associated with a fixed interest rate debt. We do not believe that this note will have material exposure to market risks associated with interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements required by this Item 8 are submitted as a separate section of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required to be disclosed under this Item regarding former accountants was previously reported by the Company on: (i) a Current Report on Form 8-K filed with the Securities & Exchange Commission on May 20, 2002, and an amendment thereto filed with the Securities & Exchange Commission on May 22, 2002; and (ii) a Current Report on Form 8-K filed with the Securities & Exchange Commission on May 24 2002.

                                    PART III


Item 10.   Directors and Executive Officers of the Company

The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.   Executive Compensation

The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.   Certain Relationships and Related Transactions

The   discussion   under  the  heading   "Certain   Relationships   and  Related
Transactions" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.   Controls and Procedures

     (1) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's chief executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities & Exchange Commission's rules and forms and are operating in an effective manner.

     (2) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

           (a)    Documents filed as a part of the Report:

           (1) and (2)   The response to this portion of Item 15 is submitted as
                         a separate section of this Form 10-K.

           (3)    Exhibits -


Exhibit No.
-----------

  3.1 Restated Certificate of Incorporation of Cytogen Corporation, as amended. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1996, and incorporated herein by reference.

  3.2 Certificate of Amendment to the Restated Certificate of Incorporation of Cytogen Corporation, as amended. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 2000, and incorporated herein by reference.

  3.3 Certificate of Amendment to the Restated Certificate of Incorporation, as amended, as filed with the Secretary of State of the State of Delaware on October 25, 2002. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 25, 2002, and incorporated herein by reference.

  3.4 Certificate of Designations of Series C Junior Participating Preferred Stock of Cytogen Corporation. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference.

  3.5     By-Laws of Cytogen Corporation, as amended. Filed herewith.

  4.1 Amended and Restated Rights Agreement, dated as of October 19, 1998 between Cytogen Corporation and Chase Mellon Shareholder Services,
          L.L.C., as Rights Agent. The Amended and Restated Rights Agreement includes the Form of Certificate of Designations of Series C Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1998, and incorporated herein by reference.

  10.1 Lease Agreement, dated as of March 16, 1987, by and between Peregrine Investment Partners I, as lessor, and Cytogen Corporation, as lessee. Filed as an exhibit to Form 10-K Annual Report for Year Ended January 2, 1988, and incorporated herein by reference.

  10.2 Amendment, dated as of October 16, 1987, to Lease Agreement between Peregrine Investment Partners I and Cytogen Corporation. Filed as an exhibit to Form S-8 Registration Statement (No. 33-30595), and incorporated herein by reference.

  10.3 1989 Employee Stock Option Plan. Filed as an exhibit to Form S-8 Registration Statement (No. 33-30595), and incorporated herein by reference. +

  10.4.1  1988  Stock  Option  Plan  for   Non-Employee  Directors.  Filed as an
          exhibit to Form S-8 Registration Statement (No. 33-30595), and incorporated herein by reference. +

  10.4.2 Amendment to the Cytogen Corporation 1988 Stock Option Plan for Non-Employee Directors dated May 22, 1996. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1996, and incorporated herein by reference. +

  10.5 Standard Form of Indemnification Agreement entered into between Cytogen Corporation and its officers, directors, and consultants.
          Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-31280), and incorporated herein by reference. +

  10.6 1989 Stock Option Policy for Outside Consultants. Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-31280), and incorporated herein by reference. +

  10.7.1 License Agreement dated as of March 31, 1993 between Cytogen Corporation and The Dow Chemical Company. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended July 3, 1993, and incorporated herein by reference.*

  10.7.2 Amendment of the License Agreement between Cytogen Corporation and The Dow Chemical Company dated September 5, 1995. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1996, and incorporated herein by reference.*

  10.7.3  Second   Amendment  to  the  License   Agreement   between  Cytogen
          Corporation and The Dow Chemical Company dated May 20, 1996. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended June 30, 1996, and incorporated herein by reference.*

  10.8 1992 Cytogen Corporation Employee Stock Option Plan II, as amended. Filed as an exhibit to Form S-4 Registration Statement (No. 33-88612), and incorporated herein by reference. +

  10.9 License Agreement, dated March 10, 1993, between Cytogen Corporation and The University of North Carolina at Chapel Hill, as amended. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1994, and incorporated herein by reference.*

  10.10 Option and License Agreement, dated July 1, 1993, between Cytogen Corporation and Sloan-Kettering Institute for Cancer Research. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1994, and incorporated herein by reference.*

  10.11 Cytogen Corporation Amended and Restated 1995 Stock Option Plan. Filed herewith.

  10.12 Horosziewicz - Cytogen Agreement, dated April 20, 1989, between Cytogen Corporation and Julius S. Horosziewicz, M.D., DMSe. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1995, and incorporated herein by reference.*

  10.13 Marketing and Co-Promotion Agreement between Cytogen Corporation and C.R. Bard, Inc. effective August 1, 1996. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1996, and incorporated herein by reference.*

  10.14 Severance Agreement effective as of March 26, 1996 between Cytogen Corporation and John D. Rodwell, Ph.D. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1996, and incorporated herein by reference. +

  10.15 Cytogen Corporation Employee Stock Purchase Plan, as amended. Filed herewith. +

  10.16 License Agreement between Targon Corporation and Elan Corporation, plc dated July 21, 1997. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1997, and incorporated herein by reference.*

  10.17 Convertible Promissory Note dated as of August 12, 1998 between Cytogen Corporation and Elan International Services, Ltd. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1998, and incorporated herein by reference.

  10.18 Employment agreement effective as of August 20, 1998 between Cytogen Corporation and H. Joseph Reiser. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1998, and incorporated herein by reference. +

  10.19 License Agreement by and between Berlex Laboratories, Inc. and Cytogen Corporation dated as of October 28, 1998. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended September 30, 1998, and incorporated herein by reference.

  10.20 Manufacturing Space Agreement between Bard BioPharma L.P. and Cytogen Corporation dated as of January 7, 1999. Filed as an exhibit to Form S-1/A-1 Amendment to Registration Statement, filed with the Commission on January 27, 1999, and incorporated herein by reference.

  10.21 Employment Agreement effective as of June 10, 1997 between Cytogen Corporation and Donald F. Crane, Jr. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1999, and incorporated herein by reference. +

  10.22   Amended  and  Restated   1999  Stock  Option  Plan  for   Non-Employee
          Directors. Filed herewith.

  10.23 Strategic Alliance Agreement between AxCell Biosciences Corporation and InforMax, Inc. dated as of September 15, 1999. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1999, and incorporated herein by reference.*

  10.24 AxCell Biosciences Corporation Employee Stock Option Plan. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1999, and incorporated herein by reference. +

  10.25   Master  Loan  and  Security   Agreement   No.   S7600  among   Cytogen
          Corporation, AxCell Biosciences Corporation and Finova Capital Corporation dated December 30, 1999. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1999, and incorporated herein by reference.

  10.26 Amendment No. 1 to Marketing and Co-Promotion Agreement effective as of January 1, 2000 by and between Cytogen Corporation and C.R. Bard, Inc. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, and incorporated herein by reference.

  10.27 License and Marketing Agreement by and between Cytogen Corporation and Advanced Magnetics, Inc. dated August 25, 2000. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.*

  10.28 Development and Manufacturing Agreement by and between Cytogen Corporation and DSM Biologics Company B.V. dated July 12, 2000. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, and incorporated herein by reference.*

  10.29 Common Stock Purchase Agreement, dated September 29, 2000, by and between Cytogen Corporation and Acqua Wellington North American Equities Fund, Ltd. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 5, 2000, and incorporated herein by reference.

  10.30 Common Stock Purchase Agreement, dated October 4, 2000, by and between Cytogen Corporation and Acqua Wellington North American Equities Fund, Ltd. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on October 12, 2000, and incorporated herein by reference.

  10.31   Written Compensatory  Agreement by and between Cytogen Corporation and
          H. Joseph Reiser dated August 24, 1998, as revised on July 11, 2000. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-48454), filed with the Commission on October 23, 2000, and incorporated herein by reference. +

  10.32 Written Compensatory Agreement by and between Cytogen Corporation and Lawrence Hoffman dated July 10, 2000. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-48454), filed with the Commission on October 23, 2000, and incorporated herein by reference. +

  10.33 Product Manufacturing and Supply Agreement by and between Cytogen Corporation and Draximage Inc. dated December 5, 2000. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. *

  10.34 License and Distribution Agreement by and between Cytogen Corporation and Draximage Inc. dated December 5, 2000. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. *

  10.35 Form of Executive Change of Control Severance Agreement by and between the Company and each of its Executive Officers. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference. +

  10.36.1 Lease Agreement by and between Newtown Associates, L.P. and AxCell Biosciences Corporation dated as of July 23, 1999. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

  10.36.2 First Amendment to the Lease Agreement by and between 826 Newtown Associates, L.P. and AxCell Biosciences Corporation dated as of March 16, 2001. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, and incorporated herein by reference.

  10.37 Cytogen Corporation Stock Payment Bonus Plan Program. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-58384), filed with the Commission on April 6, 2001, and incorporated herein by reference. +

  10.38 MFS Fund Distributors, Inc. 401(K) Profit Sharing Plan and Trust. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference. +

  10.39 Adoption Agreement for MFS Fund Distributors, Inc. Non-Standardized 401(K) Profit Sharing Plan and Trust, with amendments. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference.

  10.40   Cytogen   Corporation   Performance  Bonus  Plan  with  Stock  Payment
          Program. Filed as an exhibit to Company's Registration Statement on Form S-8 (File No. 333-75304), filed with the Commission on December 17, 2001, and incorporated herein by reference. +

  10.41 Share Purchase Agreement by and between Cytogen Corporation and the State of Wisconsin Investment Board dated as of June 18, 2001. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on June 19, 2001, and incorporated herein by reference.

  10.42 Share Purchase Agreement by and between Cytogen Corporation and the State of Wisconsin Investment Board dated as of January 18, 2002. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on January 24, 2002, and incorporated herein by reference.

  10.43 Limited Liability Company Agreement of PSMA Development Company LLC by and between Cytogen Corporation, Progenics Pharmaceuticals, Inc. and the PSMA Development Company LLC dated June 15, 1999. Filed as an exhibit to the Company's Registration Statement on Form S-3, filed with the Commission on July 20, 1999, and incorporated herein by reference.

  10.44 Amendment No. 1 to Limited Liability Company Agreement of PSMA Development Company LLC by and between Cytogen Corporation, Progenics Pharmaceuticals, Inc. and PSMA Development Company LLC dated as of March 22, 2002. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 14, 2002, and incorporated herein by reference.

  10.45 Sublease Agreement by and between Cytogen Corporation and Hale and Dorr LLP dated as of May 23, 2002. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2002, and incorporated herein by reference.

  10.46 Addendum to Stock Exchange Agreement among Cytogen Corporation and the Shareholders and Debtholders of Prostagen, Inc. dated as of May 14, 2002, and amended as of August 13, 2002. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2002, and incorporated herein by reference.

  10.47   Distribution   Agreement  by  and  between  Cytogen   Corporation  and
          Matritech Inc. dated October 18, 2002. Filed herewith. **

  10.48 Written Compensatory Agreement by and between Cytogen Corporation and Michael D. Becker dated December17, 2002. Filed herewith. +

  10.49 Contract Manufacturing Agreement by and between Cytogen Corporation and Laureate Pharma L.P. dated January 15, 2003. Filed herewith. **

  10.50 Quality Agreement by and between Cytogen Corporation and Laureate Pharma L.P. dated January 15, 2003. Filed herewith.**

  16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 20, 2002. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on May 20, 2002, and incorporated herein by reference.

  16.2 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 22, 2002. Filed as an exhibit to the Company's Current Report on Form 8-K/A, filed with the Commission on May 22, 2002, and incorporated herein by reference.

  16.3 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 24, 2002. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on May 24, 2002, and incorporated herein by reference.

  21      Subsidiaries of Cytogen Corporation. Filed herewith.

  23.1    Consent of KPMG LLP. Filed herewith.

  23.2    Consent of PricewaterhouseCoopers filed herewith.

  99.1    Certification pursuant to Section 18 U.S.C 1350. Filed herewith.

  99.2 Code of Ethics of Cytogen Corporation adopted by the Company as of March 2003. Filed herewith.

+ Management contract or compensatory plan or arrangement.

* We have received confidential treatment of certain provisions contained in this exhibit pursuant to an order issued by the Securities and Exchange Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.

** We have submitted an application for confidential treatment with the Securities and Exchange Commission with respect to certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality application.

         (b) Reports on Form 8-K:

          We filed two current reports on Form 8-K during the quarter ended December 31, 2002.

          On October 25, 2002, we filed a current report on Form 8-K with the Securities and Exchange Commission reporting the results of our special meeting of stockholders held on October 25, 2002, and that we filed a Certificate of Amendment to our Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to affect a one-for-ten reverse stock split of all outstanding, issued and authorized shares of our common Stock, $0.01 par value per share.

          On December 17, 2002, we filed a current report on Form 8-K with the Securities and Exchange Commission reporting certain changes to our senior management team.

         (c) Exhibits:

          The Exhibits filed with this Form 10-K are listed above in response to
          Item 15(a)(3).

         (d) Financial Statement Schedules:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2003.

                                    Cytogen Corporation

                                    By: /s/ Michael D. Becker
                                        ----------------------------------------
                                        Michael D. Becker,
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       Signature                                       Title                           Date
   -------------------------------------------------  -------------------------------------      --------------
   By:     /s/ Michael D. Becker                      Chief Executive Officer and President      March 28, 2003
           -----------------------------------------  (Principal Executive Officer and
           Michael D. Becker                          Director)

   By:     /s/ Thu A. Dang                            Vice President, Finance                    March 28, 2003
           -----------------------------------------  (Principal Financial and Accounting
           Thu A. Dang                                Officer)

   By:     /s/ John E. Bagalay, Jr.                   Director                                   March 28, 2003
           -----------------------------------------
           John E. Bagalay, Jr.

   By:     /s/ Stephen K. Carter                      Director                                   March 28, 2003
           -----------------------------------------
           Stephen K. Carter

   By:     /s/ James A. Grigsby                       Director and Chairman of the Board         March 28, 2003
           -----------------------------------------
           James A. Grigsby

   By:     /s/ Robert F. Hendrickson                  Director                                   March 28, 2003
           -----------------------------------------
           Robert F. Hendrickson

   By:     /s/ Kevin G. Lokay                         Director                                   March 28, 2003
           -----------------------------------------
           Kevin G. Lokay

   By:     /s/ H. Joseph Reiser                       Director                                   March 28, 2003
           -----------------------------------------
           H. Joseph Reiser


                                                    53

                                          Form 10-K Item 15(a)(1) and (2)

                                       CYTOGEN CORPORATION AND SUBSIDIARIES


(1)  Index to Financial Statements
     ------------------------------

Independent Auditors' Report.........................................................................   F-2

Report of Independent Public Accountants on PSMA Development Company LLC.............................   F-3

Report of Independent Public Accountants on Cytogen Corporation......................................   F-4

Consolidated Balance Sheets as of December 31, 2002 and 2001.........................................   F-5

Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000 .................   F-6

Consolidated Statements of Stockholders' Equity--Years Ended December 31, 2002, 2001 and 2000........   F-7

Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000..................   F-8

Notes to Consolidated Financial Statements...........................................................   F-9

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Cytogen Corporation:

We have audited the accompanying consolidated balance sheet of Cytogen Corporation and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of PSMA Development Company LLC (a development stage enterprise), a 50% owned unconsolidated investee company. The Company's equity interest in the loss of PSMA Development Company LLC was $2.9 million for the year ended December 31, 2002. The financial statements of PSMA Development Company LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PSMA Development Company LLC, is based solely on the report of the other auditors. The consolidated financial statements of Cytogen Corporation and subsidiaries as of December 31, 2001 and for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors' report dated February 5, 2002, on those consolidated financial statements was unqualified before the restatement described in Note 1 to the consolidated financial statements, and included an explanatory paragraph that described the change in Cytogen Corporation's method of accounting for revenue recognition discussed in Note 1 to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytogen Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Cytogen Corporation and subsidiaries as of December 31, 2001 and for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, the Company implemented a reverse stock split in 2002, and the number of shares and per share amounts in the accompanying 2001 and 2000 consolidated financial statements have been restated to reflect such reverse stock split. We audited the adjustments that were applied to restate the number of shares and per share amounts reflected in the 2001 and 2000 consolidated financial statements for the reverse stock split. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 and 2000 consolidated financial statements of Cytogen Corporation and subsidiaries, other than with respect to such adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2001 and 2000 consolidated financial statements taken a whole.



                                                     /s/ KPMG LLP



Princeton, New Jersey
January 31, 2003

Report of Independent Accountants

To the Board of Directors and Stockholders of PSMA Development Company LLC:


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of PSMA Development Company LLC (the "Company") (a development stage enterprise) at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 and the cumulative period from June 15, 1999 (inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


New York, New York
February 14, 2003, except for Notes 1 and 3, as to which the date is March 28, 2003

THE FOLLOWING IS A COPY OF A REPORT ISSUED BY ARTHUR ANDERSEN LLP, AND INCLUDED IN CYTOGEN CORPORATION'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN, AND ARTHUR ANDERSEN HAS NOT CONSENTED TO ITS USE IN THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. ALL NUMBERS SET FORTH IN THIS FORM 10-K REFLECT THE EFFECT OF A ONE-FOR-TEN REVERSE STOCK SPLIT EFFECTIVE OCTOBER 25, 2002.




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

                               ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
February 5, 2002

                            CYTOGEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                 (All amounts in thousands, except share and per share data)



                                                                                    December 31,
                                                                            -------------------------
                                                                                2002           2001
                                                                            ----------      ---------
ASSETS:
Current Assets:
   Cash and cash equivalents ..........................................     $  14,725       $  11,309
   Marketable securities ..............................................             -           1,376
   Receivable on income tax benefit sold ..............................             -           1,103
   Accounts receivable, net ...........................................         1,778           1,621
   Inventories ........................................................         1,262           1,889
   Other current assets ...............................................           643             508
                                                                            ---------       ---------

      Total current assets ............................................        18,408          17,806

Property and Equipment, net ...........................................         1,072           1,831

Other Assets ..........................................................           414           1,855
                                                                            ---------       ---------

                                                                            $  19,894       $  21,492
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
   Current portion of long-term liabilities ...........................     $      80       $      77
   Accounts payable and accrued liabilities ...........................         4,427           5,315
   Deferred revenue ...................................................           385             534
                                                                            ---------       ---------

      Total current liabilities .......................................         4,892           5,926
                                                                            ---------       ---------

Long-Term Liabilities .................................................         2,614           2,291
                                                                            ---------       ---------

Deferred Revenue ......................................................         1,800           2,061
                                                                            ---------       ---------

Commitments and Contingencies (Note 16)

Stockholders' Equity:
   Preferred stock,  $.01 par value,  5,400,000  shares  authorized -
     Series C Junior Participating Preferred Stock, $.01 par value,
     200,000 shares authorized, none issued and outstanding .......                 -               -

   Common stock, $.01 par value,  25,000,000 shares authorized,
     8,758,235 and 7,893,734 shares issued and outstanding
     at December 31, 2002 and 2001, respectively ......................            88              79
   Additional paid-in capital .........................................       366,884         351,577
   Deferred compensation ..............................................            (4)           (621)
   Accumulated other comprehensive income .............................             -             860
   Accumulated deficit ................................................      (356,380)       (340,681)
                                                                            ---------       ---------

     Total stockholders' equity .......................................        10,588          11,214
                                                                            ---------       ---------

                                                                            $  19,894       $  21,492
                                                                            =========       =========

              The  accompanying  notes are an integral part of these statements.

                                    CYTOGEN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              (All amounts in thousands, except per share data)

                                                                                    Year Ended December 31,
                                                                            --------------------------------------
                                                                              2002           2001           2000
                                                                            --------       --------       --------
Revenues:
 Product related:
    ProstaScint .......................................................     $  7,923       $  7,640       $  7,004
    BrachySeed ........................................................        2,507            779              -
    Others ............................................................          196            363            519
                                                                            --------       --------       --------
      Total product sales .............................................       10,626          8,782          7,523

    Quadramet royalties ...............................................        1,842          2,063          2,004
                                                                            --------       --------       --------
      Total product related ...........................................       12,468         10,845          9,527

 License and contract .................................................          463            912          1,024
                                                                            --------       --------       --------

      Total revenues ..................................................       12,931         11,757         10,551
                                                                            --------       --------       --------

Operating Expenses:
 Cost of product related revenues .....................................        4,748          4,216          4,513
 Impairment of intangible assets ......................................        1,729              -              -
 Research and development .............................................        7,605         10,091          6,957
 Acquisition of marketing and technology rights .......................            -              -         13,241
 Equity loss in PSMA LLC ..............................................        2,886            332              -
 Selling and marketing ................................................        5,846          6,314          6,126
 General and administrative ...........................................        5,401          4,864          4,934
                                                                            --------       --------       --------

      Total operating expenses ........................................       28,215         25,817         35,771
                                                                            --------       --------       --------

      Operating loss ..................................................      (15,284)       (14,060)       (25,220)

Insurance reimbursement ...............................................            -            402              -
Loss on investment ....................................................         (516)             -              -
Interest income .......................................................          274            635            774
Interest expense ......................................................         (173)          (180)          (163)
                                                                            --------       --------       --------

      Loss before income taxes and cumulative effect
       of accounting change ...........................................      (15,699)       (13,203)       (24,609)
Income tax benefit ....................................................            -         (1,103)        (1,625)
                                                                            --------       --------       --------

           Loss before cumulative effect of accounting change .........      (15,699)       (12,100)       (22,984)
Cumulative effect of accounting change (Note 1) .......................            -              -         (4,314)
                                                                            --------       --------       --------

Net loss ..............................................................     $(15,699)      $(12,100)      $(27,298)
                                                                            ========       ========       ========

Net loss per share:
           Basic and diluted net loss before cumulative
            effect of accounting change  ..............................     $  (1.85)      $  (1.56)      $  (3.13)
           Cumulative effect of accounting change .....................            -              -          (0.59)
                                                                            --------       --------       --------
           Basic and diluted net loss .................................     $  (1.85)      $  (1.56)      $  (3.72)
                                                                            ========       ========       ========

Weighted average common shares outstanding ............................        8,466          7,778          7,334
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

                                       CYTOGEN CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (All amounts in thousands, except share data)

                                                                                        Accumulated
                                                                                           Other
                                                               Additional    Deferred      Compre-      Accu-         Total
                                                      Common     Paid-in      Compen-      hensive     mulated    Stockholders'
                                                       Stock     Capital       sation      Income      Deficit       Equity
                                                      ------   -----------  -----------  ---------   ---------    -------------
Balance, December 31, 1999                            $  71    $ 311,843    $    (82)    $    -      $(301,283)    $  10,549

Sale of 356,777 shares of common stock;
  including exercise of stock options .............       4       10,374           -          -              -        10,378
Issuance of 150,000 shares of common stock
  in connection with the acquisition of
  product candidates marketing rights .............       1       13,078           -          -              -        13,079
Issuance of options to purchase
   shares of common stock .........................       -          261           -          -              -           261
Deferred compensation related to
   stock options ..................................       -        1,062      (1,062)         -              -             -
Amortization of deferred compensation .............       -            -         249          -              -           249
Net loss ..........................................       -            -           -          -        (27,298)      (27,298)
                                                      -----    ---------    --------     ------      ---------     ---------

Balance, December 31, 2000 ........................      76      336,618        (895)         -       (328,581)        7,218

Sale of 324,149 shares of common stock;
  including exercise of stock options .............       3       14,235           -          -              -        14,238
Issuance of 10,141 shares of common stock and
  stock options related to compensation ...........       -          282           -          -              -           282
Issuance of options and warrants to purchase
  shares of common stock ..........................       -          201           -          -              -           201
Deferred compensation related to
  stock options ...................................       -          241        (241)         -              -             -
Amortization of deferred compensation .............       -            -         515          -              -           515
Comprehensive loss:
  Net loss ........................................       -            -           -          -        (12,100)      (12,100)
  Unrealized gain on marketable
   securities .....................................       -            -           -        860              -           860
                                                                                                                   ---------
     Total comprehensive loss .....................                                                                  (11,240)
                                                      -----    ---------    --------     ------      ---------     ---------

Balance, December 31, 2001 ........................      79      351,577        (621)       860       (340,681)       11,214

Sale of 716,290 shares of common stock;
  including exercise of stock options .............       7       12,966           -          -              -        12,973
Issuance of 20,512 shares of common stock and
  stock options related to compensation ...........       1          736           -          -              -           737
Issuance of 127,699 shares of common stock
  in connection with Prostagen ....................       1        2,038           -          -              -         2,039
Reversal of deferred compensation related to
  stock options ...................................       -         (433)        433          -              -             -
Amortization of deferred compensation .............       -            -         184          -              -           184
Comprehensive loss:
  Net loss ........................................       -            -           -          -        (15,699)      (15,699)
  Unrealized loss on marketable securities ........       -            -           -       (860)             -          (860)
                                                                                                                   ---------
     Total comprehensive loss .....................                                                                  (16,559)
                                                      -----    ---------    --------     ------      ---------     ---------
Balance, December 31, 2002 ........................   $  88    $ 366,884    $     (4)    $    -      $(356,380)    $  10,588
                                                      =====    =========    ========     ======      =========     =========

                The accompanying notes are an integral part of these statements.

                                      CYTOGEN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (All amounts in thousands)

                                                                        Year Ended December 31,
                                                               ----------------------------------------
                                                                  2002           2001            2000
                                                               --------       ---------      -----------
Cash Flows From Operating Activities:
Net loss ................................................      $(15,699)      $(12,100)      $ (27,298)
Adjustments to reconcile net loss to net cash used in
 operating activities:
   Depreciation and amortization ........................           779          1,186           1,027
   Imputed interest (income) expense ....................             -            (43)             29
   Stock based compensation expenses ....................           655            809             510
   Stock based milestone payment ........................         2,033              -               -
   Amortization of deferred revenue .....................          (410)          (860)           (859)
   Acquisition of marketing and technology rights .......             -              -          13,079
   Cumulative effect of accounting change ...............             -              -           4,314
   Asset impairment .....................................         2,446              -               -
   Loss on investment ...................................           516              -               -
   Gain on sale of property and equipment ...............             -              -            (148)
   Changes in assets and liabilities:
      Receivables, net ..................................           946            263             397
      Inventories .......................................           627         (1,006)           (198)
      Other assets ......................................           548             24          (1,631)
      Accounts payable and accrued liabilities ..........          (692)        (1,714)          1,740
                                                               --------       --------        --------

      Net cash used in operating activities .............        (8,251)       (13,441)         (9,038)
                                                               --------       --------        --------

Cash Flows From Investing Activities:
Purchases of property and equipment .....................          (148)          (813)         (1,209)
Purchase of product rights ..............................        (1,150)          (500)           (500)
Net proceeds from sale of property and equipment ........           100              -             148
Decrease in short-term investments ......................             -              -           1,593
                                                               --------       --------        --------
      Net cash provided by (used in) investing activities        (1,198)        (1,313)             32
                                                               --------       --------        --------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock ..................        12,973         14,238         10,378
Payments of long-term liabilities .......................          (108)          (168)          (180)
                                                               --------       --------       --------
      Net cash provided by financing activities .........        12,865         14,070         10,198
                                                               --------       --------       --------

Net increase (decrease) in cash and cash equivalents ....         3,416           (684)         1,192
Cash and cash equivalents, beginning of year ............        11,309         11,993         10,801
                                                               --------       --------       --------
Cash and cash equivalents, end of year ..................      $ 14,725       $ 11,309       $ 11,993
                                                               ========       ========       ========

              The accompanying notes are an integral part of these statements.

                                       CYTOGEN CORPORATION AND SUBSIDIARIES
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Cytogen Corporation ("Cytogen" or the "Company") of Princeton, New Jersey is a product-driven, oncology-focused biopharmaceutical company. The Company markets oncology products through its in-house sales force: ProstaScint(R) (a monoclonal antibody-based imaging agent used to image the extent and spread of prostate cancer) and NMP22(R) BladderChek(TM) (a point-of-care test for bladder cancer detection). The Company has also developed Quadramet(R), a skeletal targeting therapeutic radiopharmaceutical for the relief of bone pain in prostate and other types of cancer, for which the Company receives royalties on product sales through Berlex Laboratories, the United States affiliate of Schering AG Germany, which markets the product in the United States. The Company's pipeline comprises product candidates at various stages of clinical development, including fully human monoclonal antibodies and cancer vaccines based on PSMA (prostate specific membrane antigen) technology, which the Company exclusively licensed from Memorial Sloan-Kettering Cancer Center. The Company also conducts research in cell signaling through its AxCell Biosciences research subsidiary in Newtown, Pennsylvania.

In August 2000, we expanded our product pipeline by entering into marketing, license and supply agreements with Advanced Magnetics, Inc. for Combidex(R), which is an investigational magnetic resonance imaging (MRI) contrast agent that assists in the differentiation of metastatic from non-metastatic lymph nodes. We hold exclusive United States marketing rights to Combidex. Advanced Magnetics is continuing its discussions with the FDA relating to outstanding issues regarding an approvable letter received from the FDA dated June 2000, in an effort to bring Combidex to market.

Basis of Consolidation

The consolidated financial statements include the accounts of Cytogen and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Cash Flows

Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with maturities of three months or less at the time of purchase. Cash paid for interest expense was $169,000, $180,000 and $99,000 in 2002, 2001 and 2000, respectively. During 2002, 2001 and 2000, the Company purchased $189,000, $11,000 and $49,000, respectively, of equipment under various capital leases.

Marketable Securities

In connection with the acquisition of Prostagen Inc. in June 1999 (see Note 5), the Company received 275,350 shares of Northwest Biotherapeutics, Inc. ("Northwest") common stock. The Company had classified this investment as available-for-sale securities. The fair value of Northwest stock, based on quoted market prices, had significantly decreased from the Company's original carrying value of this investment of $516,000. Based on the evaluation of the financial condition of Northwest and the significant decline in stock price, management concluded that the carrying amount of this investment would not be recoverable. Accordingly, the Company recorded a non-cash charge of $516,000 related to the other than temporary decline in the value of this investment during 2002.

Receivables

At both December 31, 2002 and 2001, accounts receivable were net of an allowance for doubtful accounts of $30,000. There was no expense charged to the provision for doubtful accounts during 2002, 2001 and 2000. The Company wrote off $0, $5,000 and $47,000 of uncollectible accounts in 2002, 2001 and 2000, respectively.

At December 31, 2001, the Company had a $1.1 million receivable due from Public Service Electric and Gas Company relating to the sales of New Jersey State operating loss carryforwards and research and development credits. The Company received the proceeds from this receivable in January 2002.

Inventories

The Company's inventories are primarily related to ProstaScint and NMP22 BladderChek. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

                                                          December 31,
                                                          ------------

                                                     2002            2001
                              -                      ----            ----
     Raw materials.............................  $  506,000       $  506,000
     Work-in process...........................      39,000        1,371,000
     Finished goods............................     717,000           12,000
                                                 ----------       ----------

                                                 $1,262,000       $1,889,000
                                                 ==========       ==========

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

                                                                     December 31,
                                                                     ------------

                                                                 2002            2001
                                                                 ----            ----
     Leasehold improvements...............................  $   103,000      $ 3,425,000
     Equipment and furniture..............................    2,420,000        6,224,000
                                                            -----------      -----------

                                                              2,523,000        9,649,000
     Less - accumulated depreciation and amortization.....   (1,451,000)      (7,818,000)
                                                            -----------      -----------

                                                            $ 1,072,000      $ 1,831,000
                                                            ===========      ===========

In 2002, the Company wrote off approximately $1.7 million of fully depreciated property and equipment, and sold $5.3 million of its manufacturing property and equipment which had a net value of $100,000 to Bard BioPharma L.P., a subsidiary of Purdue Pharma L.P., for proceeds of $100,000. Depreciation expense was $600,000, $1.2 million, and $1.0 million in 2002, 2001, and 2000, respectively.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses and long-term debt. Management believes the carrying value of these assets and liabilities are considered to be representative of their fair market value.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," if indicators of impairment exist, management assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows and eventual disposition of the asset. If impairment is indicated, management measures the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. During the fourth quarter of 2002, the Company recorded a charge of $1.7 million for the asset impairment associated with licensing fees paid by the Company related to BrachySeed I-125 and BrachySeed Pd-103 (See Note 4).

Other Assets

Other assets consisted of the following:

                                                                             December 31,
                                                                             ------------
                                                                        2002            2001
                                                                        ----            ----

    NMP22 BladderChek license fee, net...........................     $145,000       $        -
    BrachySeed I-125 license fee, net (Note 4)...................            -          903,000
    Investment in PSMA Development Co. LLC (Note 6)..............        1,000          588,000
    Other .......................................................      268,000          364,000
                                                                     ---------       ----------
                                                                      $414,000       $1,855,000
                                                                      ========       ==========

Revenue Recognition

Product related revenues include product sales by Cytogen to its customers and Quadramet royalties. Product sales are recognized upon shipment of the finished goods. The Company does not grant price protection to its customers. Royalties are recognized as revenue when earned.

License  and  contract  revenues  include  milestone  payments  and  fees  under collaborative agreements with third parties, revenues from contract manufacturing and research services, and revenues from other miscellaneous sources. In 2000, the Company discontinued contract manufacturing services, concurrent with the sale of the manufacturing and laboratory facilities and therefore has received no revenue from this source since 2000.

Effective January 1, 2000, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which, as applied to the Company, requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $4.3 million or $0.59 per share, which reflects the deferral of an up-front license fee received from Berlex Laboratories, Inc. ("Berlex"), net of associated costs, related to the licensing of Quadramet recognized in October 1998 and a license fee for certain applications of PSMA to a joint venture formed by Cytogen and Progenics Pharmaceuticals Inc. ("Progenics") recognized in June 1999 (see Note 6). Previously, the Company had recognized up-front license fees when the Company had no obligations to return the fees under any circumstances. Under SAB 101, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $410,000, $860,000 and $859,000 in revenues, respectively, that were included in the cumulative effect adjustment as of January 1, 2000.

Prior year financial statements have not been restated to apply SAB 101 retroactively; however, the following pro forma amounts present the net loss to common stockholders and net loss per share assuming the Company had retroactively applied SAB 101.

                                                      Year Ended December 31,
                                                               2000
                                                      ----------------------

   Net loss, as reported............................      $(27,298,000)
                                                          ============
   Net loss per share, as reported..................      $      (3.72)
                                                          ============

   Pro forma net loss ..............................      $(22,984,000)
                                                          ============
   Pro forma net loss per share.....................      $      (3.13)
                                                          ============

In accordance with Emerging Issues Task Force ("EITF") 00-10, the Company records shipping and handling charges billed to customers as revenue and the related costs as cost of product sales.

Research and Development

Research and development expenditures consist of projects conducted by the Company and payments made to sponsored research programs and consultants. All research and development costs are charged to expense as incurred. Research and development expenditures for customer sponsored programs were $53,000, $17,000 and $45,000 in 2002, 2001 and 2000, respectively.

Patent Costs

Patent costs are charged to expense as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Loss Per Share

Basic net loss per common share is based upon the weighted average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive due to the Company's losses (see Note 12).

Reverse Stock Split

On October 25, 2002, upon the receipt of approval of the Company's stockholders, the Company's Board of Directors authorized and implemented a reverse stock split (the "Reverse Split") of Cytogen's issued, outstanding and authorized shares of common stock at a ratio of one-for-ten. All references in the accompanying consolidated financial statements to the number of shares and per share amounts have been retroactively restated to reflect the Reverse Split.

Stock-based Compensation

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date. In addition, the Company applies fair value accounting for option grants to non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF Issue 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

The Company follows the disclosure provisions of SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for options been recognized in the consolidated statements of operations using the fair value method of accounting, the Company's net loss and net loss per share would have been:

                                                                          Year Ended December 31,
                                                            -------------------------------------------------
                                                                2002              2001               2000
                                                            -------------     ------------      -------------
Net loss, as reported                                       $(15,699,000)     $(12,100,000)     $(27,298,000)
   Add: Stock-based employee compensation
   expense included in reported net loss                         184,000           515,000           249,000
   Deduct: Total stock-based employee
   compensation expense determined under fair
   value-based method for all awards                          (4,000,000)       (5,838,000)       (3,640,000)
                                                            ------------      ------------      ------------

Pro forma net loss                                          $(19,515,000)     $(17,423,000)     $(30,689,000)
                                                            ============      ============      ============

Basic and diluted net loss per share, as reported                 $(1.85)           $(1.56)           $(3.72)
Pro forma basic and diluted net loss per share                    $(2.31)           $(2.24)           $(4.18)

Other Comprehensive Income

The Company follows SFAS No. 130, "Reporting Comprehensive Income." This statement requires the classification of items of other comprehensive income by their nature and disclosure of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

Recent Accounting Pronouncements


In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Exit or Disposal Activities." SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees and termination of benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

Reclassifications

Certain amounts in prior years consolidated financial statements have been reclassified to conform the current year presentation.

2.  DSM  BIOLOGICS COMPANY B.V.

In July 2000, the Company entered into a Development and Manufacturing Agreement with DSM Biologics Company B.V. ("DSM"), pursuant to which DSM was to conduct certain development activities with respect to ProstaScint, including the delivery of a limited number of batches of ProstaScint for testing and evaluation purposes. During 2002, the parties ceased to operate under the terms of such agreement. In 2002, 2001 and 2000, the Company recorded $551,000, $3.2 million and $559,000, respectively, of development expenses related to this agreement.

3.  ADVANCED MAGNETICS, INC.

In August 2000, the Company and Advanced Magnetics, Inc., a developer of novel diagnostic pharmaceuticals for use in magnetic resonance imaging (MRI), entered into marketing, license and supply agreements ("AVM Agreements"). Under the AVM Agreements, Cytogen acquired certain United State's rights to Advanced Magnetics' product candidates: Combidex(R), MRI contrast agent for the detection of lymph node metastases (for all applications) and imaging agent Code 7228 (for oncology applications only). Advanced Magnetics will be responsible for all costs associated with the clinical development, supply and manufacture of Combidex and Code 7228 and will receive royalties based upon product sales.

In exchange for the future marketing rights to Combidex (for all applications) and Code 7228 (for oncology applications only), Cytogen issued 150,000 shares of its Common Stock to Advanced Magnetics at closing and may issue an additional 50,000 shares, which are currently in escrow, subject to the achievement of certain milestones. Of such 50,000 shares, 25,000 are being held in escrow pending the achievement of certain milestones relating to Combidex and 25,000 are being held in escrow pending the achievement of certain milestones relating to Code 7228. Since the Advanced Magnetics' product candidates have not yet received FDA approval, the Company recorded a $13.2 million charge in the 2000 consolidated statement of operations for the acquisition of marketing and technology rights, of which $13.1 million was non-cash and represented the fair value of the 150,000 shares of Common Stock issued. There can be no assurance that Advanced Magnetics will receive FDA approval to market Combidex or Code 7228 for oncology applications in the United States. At this time, Advanced Magnetics does not intend to develop Code 7228 for oncology imaging.

4.  DRAXIMAGE INC.

In December 2000, the Company entered into a Product Manufacturing and Supply Agreement with Draximage, Inc. to market and distribute BrachySeed implants for prostate cancer therapy in the United States. Under the terms of the agreement, Draximage supplied radioactive iodine and palladium seeds to Cytogen in exchange for product transfer payments, royalty payments on sales and certain milestone payments. Cytogen paid Draximage $500,000 upon execution of the contract in 2000, $500,000 upon the first sale of the Iodine-125 BrachySeeds in 2001 and $1.0 million related to the first sale of BrachySeed Pd-103 in 2002. These payments were recorded as other assets in the accompanying consolidated balance sheet for the respective period (see Note 1) and were being amortized over the ten year term of the Draximage Agreement. In January 2003, the Company served notice of termination for each of its License and Distribution Agreement and Product Manufacturing and Supply Agreement with Draximage with respect to both the BrachySeed I-125 and BrachySeed Pd-103 products. As a result, effective January 24, 2003, the Company no longer accepts or fills new orders for the BrachySeed products. In 2002, the Company recorded a non-cash charge of $1.7 million to write off the carrying values of the licensing fees paid for BrachySeed I-125 and BrachySeed Pd-103. Prior to the write-off of such licensing rights, amortization expense was $174,000, $93,000 and $4,000 in 2002, 2001 and 2000, respectively. The Company also recorded $503,000 and $113,000 in royalty expense for 2002 and 2001, respectively.

5.  ACQUISITION OF PROSTAGEN, INC.

Pursuant to a Stock Exchange Agreement ("Prostagen Agreement") related to the Company's acquisition of Prostagen Inc. ("Prostagen") in June 1999, the Company agreed to issue up to an additional $4.0 million worth of Cytogen Common Stock to the shareholders and debtholders of Prostagen (the "Prostagen Partners"), if certain milestones are achieved in the dendritic cell therapy and PSMA development programs. During 2002, the Company and the Prostagen Partners agreed that a milestone was achieved based on the progress of the dendritic cell prostate cancer clinical trials at Northwest. As a result, the Company recorded a $2.0 million charge to research and development expense which represented the fair value of the 122,699 shares of Common Stock issued. In May 2002, the Company entered into an addendum to the Prostagen Agreement (the "Addendum"), which clarifies the future milestone payments to be made under the Prostagen Agreement, as well as the timing of such payments. Pursuant to the Addendum, the Company may be obligated to pay two additional milestone payments of $1.0 million each, upon the earlier of certain clinical achievements regarding the PSMA development programs or January 2003 and July 2003, respectively, provided that the payments shall be due on these dates only if safety has been established in a completed Phase I clinical trial and the research program on immunotherapy for prostate cancer is continuing on such dates. Any future milestone payments are payable in shares of Cytogen Common Stock. In addition, the Company issued 5,000 shares of Common Stock to the Prostagen Partners in 2002 upon the satisfactory termination of a lease obligation originally assumed by the Company.

6.  PROGENICS PHARMACEUTICALS, INC. JOINT VENTURE

In June 1999, Cytogen entered into a joint venture with Progenics, PSMA Development Company LLC, (the "Joint Venture"), to develop vaccine and antibody-based immunotherapeutic products utilizing Cytogen's proprietary PSMA technology. The Joint Venture is owned equally by Cytogen and Progenics. Through November 2001, Progenics funded the first $3.0 million of development costs of the Joint Venture. Beginning in December 2001, the Company and Progenics began to equally share the future costs of the Joint Venture. Cytogen has the exclusive North American marketing rights for products developed by the Joint Venture.

The Company accounts for the Joint Venture using the equity method of accounting. As discussed above, through November 2001, Progenics was obligated to fund the initial $3.0 million of the development costs. Beginning in December 2001, Cytogen began to recognize 50% of the Joint Venture's operating results, expected to be losses, in its consolidated statement of operations. For the year ended December 31, 2002, Cytogen recognized $2.9 million of these losses compared to $332,000 during the year ended December 31, 2001. As of December 31, 2002 and 2001, the carrying value of the Company's investment in the Joint Venture was $1,000 and $588,000, respectively, which represents Cytogen's investment to date in the Joint Venture, less its cumulative share of losses, which net investment is recorded in other assets (see Note 1). Selected financial statement information of the Joint Venture is as follows:


                                                             December 31,
                                                  ---------------------------------
                                                      2002                  2001
                                                  ------------          -----------
Balance Sheet Data:

Cash ...........................................  $    290,000          $ 1,010,000
                                                  ============          ===========

Accounts payable................................  $    304,000          $   351,000
Capital contributions...........................    11,399,000            6,799,000
Contribution receivable from Progenics..........             -             (500,000)
Accumulated deficit.............................   (11,413,000)          (5,640,000)
                                                  ------------          -----------

                                                  $    290,000          $ 1,010,000
                                                  ============          ===========



                                                                                         For the Period
                                                            For the Year Ended         From June 15, 1999
                                                ---------------------------------------  (inception) to
                                                    2002          2001         2000     December 31, 2002
                                                -----------   -----------   ----------- -----------------

Interest income.............................    $    13,000   $    47,000   $    96,000   $    229,000
Total expenses..............................      5,786,000     2,623,000     1,085,000     11,642,000
                                                -----------   -----------   -----------   ------------

Net loss....................................    $(5,773,000)  $(2,576,000)  $  (989,000)  $(11,413,000)
                                                ===========   ===========   ===========   ============

In connection with the licensing of the PSMA technology to the Joint Venture in June 1999, Cytogen recognized approximately $1.8 million in license fee revenue. In connection with the adoption of SAB 101, effective January 1, 2000 (see Note
1), the Company deferred approximately $1.5 million of this previously recognized license fee and recognized $150,000 $599,000 and $599,000 of the deferred revenue as license and contract revenue in 2002, 2001 and 2000, respectively. The remaining $125,000 of deferred revenue will be recognized on a straight-line basis over the estimated remaining performance period of the development program.

7.  THE DOW CHEMICAL COMPANY

In 1993, Cytogen acquired from The Dow Chemical Company an exclusive license for the treatment of osteoblastic bone metastases in the United States for Quadramet. This license was amended in 1995 and 1998 to expand the territory to include Canada, Latin America, Europe and Japan, in 1996 to expand the field to include all osteoblastic diseases, and in 1998 to include rheumatoid arthritis. The agreement requires the Company to pay Dow royalties based on a percentage of net sales of Quadramet, or a guaranteed contractual minimum payments, whichever is greater, and future payments upon achievement of certain milestones. The Company recorded $1.0 million, $824,000 and $802,000 in royalty expense for 2002, 2001 and 2000, respectively. Future annual minimum royalties due to Dow are $1.0 million per year in 2003 through 2012 and $2.0 million in 2013.

8.  REVENUES FROM MAJOR CUSTOMERS

Revenues from major customers (greater than 10%) as a percentage of total revenues were as follows:


                                                         Year Ended December 31,
                                                        ------------------------
                                                        2002      2001      2000
                                                        ----      ----      ----

  Berlex Laboratories Inc...........................     16%       20%       22%
  Mallinckrodt Medical Inc..........................     18        20        19
  Medi-Physics......................................     12        12         7
  Syncor International Corporation..................      9        11        11

Mallinckrodt Medical Inc., Medi-Physics and Syncor International Corporation are chains of radiopharmacies, which distribute ProstaScint and OncoScint CR/OV kits.

Revenues from Berlex include the recognition of deferred revenue following the adoption of SAB 101.

As of December 31, 2002, the receivables from four of the Company's largest customers accounted for 57% of total accounts receivable.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                     December 31,
                                                             --------------------------
                                                                 2002           2001
                                                                 ----           ----

Accounts payable.......................................      $1,726,000      $1,166,000
Accrued payroll and related expenses...................         298,000         989,000
Accrued research contracts and materials...............         238,000         831,000
Accrued commission and royalties.......................         720,000         250,000
Accrued professional and legal.........................         519,000       1,061,000
Facility payable and accrued restructuring.............         130,000         462,000
Other accruals.........................................         796,000         556,000
                                                               --------      ----------

                                                             $4,427,000      $5,315,000
                                                             ==========      ==========


10. LONG-TERM LIABILITIES
                                                                December 31,
                                                         ---------------------------
                                                            2002             2001
                                                         ----------       ----------
Due to Elan Corporation, plc........................     $2,280,000       $2,280,000
Capital lease obligations...........................        162,000           88,000
Lease obligation....................................        246,000                -
Other...............................................          6,000                -
                                                         ----------       ----------

                                                          2,694,000        2,368,000
Less:   Current portion of long-term liabilities....        (80,000)         (77,000)
                                                         ----------       ----------

                                                         $2,614,000       $2,291,000
                                                         ==========       ==========

In August 1998, Cytogen received $2.0 million from Elan Corporation, plc ("Elan") in exchange for a convertible promissory note. The note is convertible into shares of Cytogen Common Stock at $28 per share, subject to adjustments, and matures in August 2005. The note bears annual interest of 7%, compounded semi-annually, however, such interest was not payable in cash but was added to the principal for the first 24 months; thereafter, interest is payable in cash. In 2002, 2001 and 2000, the Company recorded $160,000, $160,000 and $141,000, respectively, in interest expense on this note. The note contains certain non-financial covenants.

The Company leases certain equipment under capital lease obligations, which will expire on various dates through 2005. Property and equipment leased under non-cancellable capital leases have a net book value of $159,000 at December 31, 2002. Payments to be made under capital lease obligations (including total interest of $9,000) are $86,000 in 2003, $79,000 in 2004 and $6,000 in 2005.

In an effort to reduce expenses and position Cytogen for stronger long-term growth in oncology, the Company restructured AxCell in September 2002 by reducing 75% of AxCell's workforce. As a result, during 2002, the Company recorded a charge of $869,000 related to employee severance costs, the impairment of property and equipment and future rental payments on leased facilities that will not be used in operations, which has been included in general and administrative expense in the accompanying consolidated statement of operations. As of December 31, 2002, the Company has accrued its obligations for future lease payments of $322,000, of which $246,000 is long-term and will be paid through 2006.

11. COMMON STOCK

In 2000, the Company sold 100,000 shares of Cytogen Common Stock to Berlex for $1.0 million or consideration equal to $10.00 per share upon an exercise of a warrant and 166,000 additional shares of Cytogen Common Stock for total proceeds of $3.5 million at an average price of $21.20 per share upon the exercises of employee stock options and other warrants.

In September 2000, the Company sold to Acqua Wellington North American Equities Fund, Ltd., ("Acqua Wellington") 90,260 registered shares of Cytogen Common Stock at an aggregate price of $6.0 million or consideration equal to $66.47 per share. In October 2000, the Company entered into an equity financing facility with Acqua Wellington for up to $70 million of Common Stock. Under the terms of the agreement, Cytogen could, at its discretion, sell shares of its Common Stock to Acqua Wellington at a small discount to the market price. Pursuant to this Equity Financing Facility, in February 2001, the Company sold to Acqua Wellington 127,656 shares of its Common Stock at an aggregate price of $6.5 million or consideration equal to $50.92 per share. The equity financing facility was terminated in June 2001.

In June 2001, the Company entered into a Share Purchase Agreement with the State of Wisconsin Investment Board ("SWIB"), pursuant to which the Company sold 182,000 shares of Cytogen Common Stock to SWIB for an aggregate purchase price of $8.2 million, before transaction costs, or consideration equal to $45.00 per share. In connection with the Share Purchase Agreement, the Company was required to discontinue the use of the Acqua Wellington equity financing facility and such agreement was terminated.

In January 2002, the Company sold 297,067 shares of Cytogen Common Stock to SWIB for an aggregate purchase price of $8.0 million, or consideration equal to $26.90 per share pursuant to a January 2002 Share Purchase Agreement between SWIB and the Company. In connection with our stock issuances to SWIB, the Company agreed not to enter into equity line arrangements in the future, issue certain securities at less than fair market value or undertake certain other securities issuances without requisite stockholder approval. The Company sold an additional 416,670 shares of its Common Stock to SWIB in June 2002 for an aggregate purchase price of $5.0 million or consideration equal to $12.00 per share.

See Note 5 for information regarding Cytogen Common Stock issued to the Prostagen Partners.

12. STOCK OPTIONS

The Company has various stock option plans that provide for the issuance of incentive and non-qualified stock options to purchase Cytogen Common Stock ("Cytogen Options") to employees, non-employee directors and outside consultants, for which an aggregate of 607,889 shares of Common Stock have been reserved. The persons to whom Cytogen Options may be granted and the number, type, and terms of the Cytogen Options vary among the plans. Cytogen Options are granted with an exercise term of 10 years and generally become exercisable in installments over periods of up to 5 years at an exercise price determined either by the plan or equal to the fair market value of the Cytogen Common Stock at the date of grant. Under certain circumstances, vesting may accelerate. Activity under these plans was as follows:




                                                                            Weighted Average   Aggregate
                                           Number of        Price Range      Exercise Price     Exercise
                                        Cytogen Options      Per Share          Per Share         Price
                                        ---------------   ---------------   ----------------  -----------


      Balance at December 31, 1999          508,000       $ 7.00 - 166.30        $20.17       $10,248,263
          Granted                           134,050        24.70 - 169.38         63.64         8,530,540
          Exercised                        (134,344)        8.30 - 166.30         23.90        (3,210,282)
          Cancelled                         (38,077)        9.50 - 169.38         26.91        (1,024,568)
                                           ---------------------------------------------------------------

      Balance at December 31, 2000          469,629         7.00 - 169.38         30.97        14,543,953
          Granted                            74,736        25.60 -  61.30         38.08         2,845,773
          Exercised                         (13,090)        7.00 - 28.40          16.61          (217,478)
          Cancelled                         (37,027)        8.30 - 169.38         43.95        (1,627,480)
                                           ---------------------------------------------------------------

          Balance at December 31, 2001      494,248         7.00 - 169.38         31.45        15,544,768
          Granted                           102,063         3.48 - 23.30           4.32           440,688
          Exercised                            (905)        8.13 - 20.00          18.87           (17,077)
          Cancelled                        (123,300)        8.28 - 165.00         42.87        (5,285,848)
                                           ---------------------------------------------------------------

          Balance at December 31, 2002      472,106        $3.48 - 169.38         22.63       $10,682,531
                                           ---------------------------------------------------------------

The following table summarizes information about Cytogen stock options at December 31, 2002:


                  Outstanding Cytogen Stock Options                     Exercisable Cytogen Stock Options
 --------------------------------------------------------------------   ---------------------------------

                                   Weighted-Average
                                       Remaining                                        Weighted-Average
      Range of         Outstanding    Contractual    Weighted-Average     Exercisable       Exercise
  Exercise Prices         Shares          Life        Exercise Price         Shares           Price
  ---------------      -----------  ---------------  ----------------     -----------   ---------------
  $  3.48 - 18.33         304,751         3.6             $  8.66            252,538        $  9.41
    18.34 - 36.66          95,669         5.8               27.37             75,939          26.04
    36.67 - 54.99          24,220         6.4               47.38             14,796          46.80
    55.00 - 73.32          11,383         7.1               58.40             10,558          58.25
    73.33 - 91.65           2,550         4.1               78.23              2,430          77.67
    91.66 - 109.98         33,333         0.2              101.41             33,333         101.41
   164.97 - 169.38            200         7.2              169.38                140         169.38
-----------------------------------------------------------------          ------------------------

  $  3.48 - 169.38        472,106         4.1              $22.63            389,734         $23.75
=================================================================          ========================

At December 31, 2002, Cytogen Options to purchase 389,734 shares of Cytogen Common Stock were exercisable and 68,510 shares of Cytogen Common Stock were available for issuance under approved plans of additional options that may be granted under the plans.

Included in the above tables is an option granted to a key employee in 1998 to purchase 135,000 shares of Cytogen Common Stock ("Performance Options"), at an exercise price of $10.94 per share. The vesting of Performance Options were subject to the completion of certain performance based milestones as determined by the Board of Directors (the "Board"). The Company recorded approximately $1.1 million of deferred compensation upon the commencement of the vesting of the Performance Options, which represented the fair market value of Cytogen's Common Stock in excess of the exercise price of the option on the date which the Board determined the performance milestones had been met. Deferred compensation was amortized over the three-year vesting period of the Performance Options. Upon the resignation of the key employee in December 2002, $354,000 of the deferred compensation related to unvested options was reversed.

Not included in the above table are options to purchase 150,000 shares of our common stock granted in 2002 to our executive officer outside any of the Company's approved stock option plans, at an exercise price of $3.54 per share. This option has three separate and equal traunches which will each vest based upon the achievement of certain milestones that will be established by the Company's Board of Directors. If the fair market value of the common stock is greater than the exercise price of the option when such milestones are met, the Company will record compensation expense to be recognized over the vesting period of such options, which will be established by the Board of Directors.

AxCell, a subsidiary of Cytogen Corporation, also has a stock option plan that provides for the issuance of incentive and non-qualified stock options to purchase AxCell Common Stock ("AxCell Options") to employees, for which 2,000,000 shares of AxCell common stock have been reserved. In 2002, the Company granted 20,000 shares of AxCell Common Stock to members of AxCell's Scientific Advisory Board. The Company recorded $93,000 of expense related to these grants, based upon the estimated fair value of those shares on the date of grant. As of December 31, 2002, 8,035,000 shares of AxCell Common Stock are outstanding; 8,000,000 of which are held by Cytogen. AxCell options are granted with an exercise term of 10 years and generally become exercisable in installments over periods of up to 5 years. The Company granted AxCell Options to purchase 183,035, 438,365 and 0 shares of AxCell Common Stock during 2002, 2001 and 2000, respectively. The weighted average exercise price per share for all outstanding options was $3.52 in 2002 and $3.69 in 2001. As of December 31, 2002, options to purchase 190,531 shares of AxCell Common Stock were outstanding, of which 85,537 shares were exercisable and 1,794,469 shares were available for future grant. During 2001, in connection with the grant of AxCell Options, the Company recorded deferred compensation of $241,000, representing the estimated fair value of AxCell Common Stock in excess of the exercise price of the options on the date such options were granted. The deferred compensation is being amortized over the vesting period of the options. Due to employee terminations, primary as a result of the restructuring at AxCell, $79,000 of deferred compensation related to unvested options was reversed.

The Company adopted an employee stock purchase plan under which eligible employees may elect to purchase shares of Cytogen Common Stock at the lower of 85% of fair market value as of the first trading day of each quarterly participation period, or as of the last trading day of each quarterly participation period. In 2002, 2001 and 2000, employees purchased 4,911, 1,287 and 3,239 shares, respectively, for aggregate proceeds of $24,000, $28,000 and $80,000, respectively. The Company has reserved 30,639 shares for future issuance under its employee stock purchase plan.

The weighted average fair value of the options granted under the Cytogen stock option plans during 2002, 2001 and 2000 is estimated as $3.70, $30.74 and $54.01 per option, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000: dividend yield of zero, volatility of 143.46%, 124.95% and 120.39%, respectively, risk-free interest rate of 2.94%, 4.55% and 5.98%, respectively, and an expected life ranging from 4 to 5 years. The average fair value per option ascribed to the employee stock purchase plan during 2002, 2001 and 2000 is estimated at $5.72, $14.73 and $13.53, respectively, on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001 and 2000: dividend yield of zero, volatility of 20.83%, 125.41% and 109.83%, respectively, risk free interest rate of 1.67%, 4.12% and 5.52%, respectively, and expected life of three months. The weighted average fair value of AxCell Options granted during 2002 and 2001 is estimated at $4.16 and $4.06, respectively, on the date of grant using the Black-Scholes pricing model with the following assumptions for 2002 and 2001: dividend yield of zero, volatility of 142.07% and 124.91%, respectively, risk-free interest rate of 4.02% and 4.59%, respectively, and an expected life of 5 years.

As of December 31, 2002, the Company has outstanding warrants to purchase 32,363 shares of Common Stock, at exercise prices ranging from $16.25 to $49.80 per share. The warrants are exercisable through November 2004.

13. RELATED PARTY TRANSACTION

Consulting services have been provided to the Company under an agreement with the Chairman of the Board of Directors related to time spent in that function on Company matters. Fees and expenses under this agreement were $52,000, $53,000 and $54,000 in 2002, 2001 and 2000, respectively.

14. RETIREMENT SAVINGS PLAN

The Company maintains a defined contribution plan for its employees. The contribution is determined by the Board of Directors each year and is based upon a percentage of gross wages of eligible employees. The plan provides for vesting over four years, with credit given for prior service. The Company also makes contributions under a 401(k) plan in amounts which match up to 50% of the salary deferred by the participants. Matching is capped at 6% of deferred salaries. Total expense was $98,000, $140,000 and $95,000 for 2002, 2001 and 2000,
respectively.

15. INCOME TAXES

As of December 31, 2002, Cytogen had federal net operating loss carryforwards of approximately $264 million. The Company also had federal and state research and development tax credit carryforwards of approximately $7.1 million. These net operating loss and credit carryforwards have begun to expire and will continue to expire through 2022. In addition, certain operating loss and credit carryforwards began to expire in 1995.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an "ownership change". Such an "ownership change", as described in Section 382 of the Internal Revenue Code may limit the Company's utilization of its net operating loss and tax credit carryforwards.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based on the Company's net loss before income taxes during 2002, 2001 and 2000, the Company would have recorded a tax benefit. During 2002, 2001 and 2000, there were increases of $3,529,000, $6,926,000 and $8,880,000, respectively in the valuation allowance, due to the Company's loss history, and uncertainty regarding the realization of deferred tax assets. These increases to the valuation allowance reduced the actual benefit to zero. Deferred tax assets have been fully reserved as of December 31, 2002 and 2001.


A portion of the Company's net operating loss carryforward relates to tax deductions from stock option exercises and disqualifying dispositions that would be accounted for as capital contributions for financial reporting purposes to the extent such deductions could be utilized by the Company.

                                                         2002              2001
                                                         ----              ----
Deferred tax assets:
  Net operating loss carryforwards                 $  89,859,000     $  81,860,000
  Capitalized research and development expenses        7,396,000        11,808,000
  Research and development credit                      7,075,000         6,800,000
  Acquisition of in-process technology                   977,000           720,000
  Other, net                                           9,148,000         9,738,000
                                                   -------------     -------------

       Total deferred tax assets                     114,455,000       110,926,000
       Valuation allowance                          (114,455,000)     (110,926,000)
                                                   -------------     -------------
          Net deferred tax assets                  $          --     $          --
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

During 2001 and 2000, the Company sold New Jersey state operating loss carryforwards and research and development credits, resulting in the recognition of a $1.1 million and $1.6 million tax benefit, respectively. In addition, in January 2003, the Company sold additional New Jersey State net operating loss carryforwards which will result in $584,000 of income tax benefits, which will be recorded during the first quarter of 2003.

16. COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancellable operating leases that expire at various times through 2006. Rent expense on these leases was $832,000, $1.6 million and $1.3 million in 2002, 2001 and 2000, respectively. Minimum future obligations under the operating leases are $1.8 million as of December 31, 2002 and will be paid as follows: $837,000 in 2003, $616,000 in 2004, $291,000 in 2005 and $103,000 in 2006. In addition, the
Company has an agreement to receive annual sublease income of $54,000 in 2003, 2004 and 2005 and $36,000 in 2006.

The Company is obligated to make minimum future payments under manufacturing and research and development contracts that expire at various times. As of December 31, 2002, the minimum future payments under contracts are $1.3 million in 2003, $197,000 in 2004 and $130,000 each year from 2005 to 2018. In addition, the Company is obligated to pay milestone payments upon achievement of certain milestones and royalties on revenues from commercial product sales including certain guaranteed minimum payments.

In subsequent periods, we expect to provide funding for the development of the PSMA technologies through our joint venture with Progenics at even higher levels than the current year. Such funding amount may vary dependent upon, among other things, the results of the clinical trials and research and development activities, competitive and technological developments, and market opportunities.

On March 17, 2000, Cytogen was served with a complaint filed against the Company in the United States Federal Court for the District of New Jersey by M. David Goldenberg ("Goldenberg") and Immunomedics, Inc. (collectively "Plaintiffs"). The litigation claims that ProstaScint infringes a patent purportedly owned by Goldenberg and licensed to Immunomedics. The Company believes that ProstaScint does not infringe this patent, and that the patent is invalid and unenforceable. The patent sought to be enforced in the litigation has now expired; as a result, the claim even if successful would not result in an injunction barring the continued sale of ProstaScint or affect any other of Cytogen's products or technology. In addition, the Company has certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be offset against royalty payments on sales of ProstaScint. On December 17, 2001, Cytogen filed a motion for summary judgment of non-infringement of the asserted claims of the patent-in-suit. The Plaintiffs opposed that motion and filed their own cross-motion for summary judgment of infringement. On July 3, 2002, the Court denied both parties' summary judgment motions, with leave to renew those motions after presenting expert testimony and legal argument based upon that testimony. Subsequently, the Court heard expert testimony and further argument, and received further briefing, and the parties' renewed summary judgment motions are pending. The Court has not indicated when it expects to issue a ruling. However, given the uncertainty associated with litigation, the Company cannot give any assurance that the litigation could not result in a material expenditure to the Company.

17. CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED

The following table provides quarterly data for the years ended December 31, 2002 and 2001.

                                                           Three Months Ended
                                               -------------------------------------------
                                               March 31,  June 30,   Sept. 30,   Dec. 31,
                                                  2002      2002        2002       2002
                                               --------   --------   ---------   --------
                                              (amounts in thousands except per share data)

Total revenues ............................    $ 3,296    $ 3,167    $ 3,101     $ 3,367

Total operating expenses ..................      8,329      6,404      6,588       6,894
                                               -------    -------    -------     -------

          Operating loss ..................     (5,033)    (3,237)    (3,487)     (3,527)

Other income (loss), net ..................         35         30       (484)          4
                                               -------    -------     -------     -------

Net loss ..................................    $(4,998)   $(3,207)   $(3,971)     $(3,523)
                                               =======    =======    =======      =======

Basic and diluted net loss per share ......    $ (0.62)   $ (0.39)   $ (0.46)     $ (0.40)
                                               =======    =======    =======      =======

Weighted average common share outstanding..      8,122      8,308      8,660        8,758
                                               =======    =======    =======      =======

Product related gross margin ..............    $ 2,027    $ 1,861     $1,882      $ 1,950

                                                                       Three Months Ended
                                                     ---------------------------------------------------
                                                     March 31,     June 30,     Sept. 30,       Dec. 31,
                                                       2001          2001          2001           2001
                                                     ---------     --------     ---------       --------
                                                        (amounts in thousands except per share data)

 Total revenues ................................     $  3,014       $ 2,856       $ 2,821       $ 3,066

 Total operating expenses ......................        5,840         6,053         6,718         7,206
                                                     --------       -------       -------       -------

          Operating loss .......................       (2,826)       (3,197)       (3,897)       (4,140)

 Other income, net .............................          172           112           118           455
                                                     --------       -------       -------       -------

          Loss before income taxes .............       (2,654)       (3,085)       (3,779)       (3,685)
Income tax benefit .............................            -             -             -        (1,103)
                                                     --------       -------       -------       -------

     Net loss ..................................     $ (2,654)      $(3,085)      $(3,779)      $(2,582)
                                                     ========       =======       =======       =======

     Basic and diluted net loss per share ......     $  (0.35)      $ (0.40)      $ (0.48)      $ (0.33)
                                                     ========       =======       =======       =======

     Weighted average common share outstanding..        7,624         7,744         7,887         7,890
                                                     ========       =======       =======       =======

     Product related gross margin ..............     $  1,624       $ 1,955       $ 1,175       $ 1,875

18.  MATRITECH, INC.

In October 2002, the Company entered into a five-year agreement with Matritech Inc. to be the sole distributor for Matritech's NMP22 BladderChek test to urologists and oncologists in the United States. Retention of exclusivity rights depends upon meeting certain minimum annual purchases. NMP22 BladderChek is a point-of-care antibody-based diagnostic test for bladder cancer detection. During November 2002, the Company began promoting NMP22 BladderChek to urologists in the United States using its in-house sales force. The Company paid Matritech $150,000 upon the execution of the agreement, which was recorded as other assets in the accompanying consolidated balance sheet and is being amortized over the five year estimated performance period of the agreement.