Form 10-K/A
period 2002-12-31
CYTOGEN CORP
filed 2003-03-31
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ----------------
                                   FORM 10-K/A
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                             -----------------
                                       OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                        Commission File Number 000-14879

                               CYTOGEN CORPORATION
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                              22-2322400
--------------------------------                             -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

650 College Road East, Princeton, New Jersey                             08540
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's  telephone  number,  including area code (609) 750-8200
                                                       -------------------------

Securities registered  pursuant to Section  12(b) of the Act:  None
                                                              ------------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

           Preferred Stock Purchase Rights, $0.01 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---   ---

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K (the "Form 10-K") of Cytogen Corporation (the "Company" or "Cytogen") for its fiscal year ended December 31, 2002. This Form 10-K/A is being filed: (i) to amend and restate "Item 15. Exhibits, Financial Statements, and Reports on Form 8-K" of the Form 10-K to include those certain certifications pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as Exhibit 99.1 to the Form 10-K; and (ii) to include those certain "Certifications of Disclosure in Annual and Quarterly Reports", pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as amended, immediately following the signatures pages set forth in the text of the Form 10-K.

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

   23.2   Consent of PricewaterhouseCoopers. Filed herewith.

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

         (d) Financial Statement Schedules:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2003.

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

                      Signature                                       Title                           Date
----------------------------------------------------  -------------------------------------      --------------
   By:     /s/ Michael D. Becker                      Chief Executive Officer and President      March 31, 2003
           -----------------------------------------  (Principal Executive Officer and
           Michael D. Becker                          Director)
   By:     /s/ Thu A. Dang                            Vice President, Finance                    March 31, 2003
           -----------------------------------------  (Principal Financial and Accounting
           Thu A. Dang                                Officer)
   By:     /s/ John E. Bagalay, Jr.                   Director                                   March 31, 2003
           -----------------------------------------
           John E. Bagalay, Jr.
   By:     /s/ Stephen K. Carter                      Director                                   March 31, 2003
           -----------------------------------------
           Stephen K. Carter
   By:     /s/ James A. Grigsby                       Director and Chairman of the Board         March 31, 2003
           -----------------------------------------
           James A. Grigsby
   By:     /s/ Robert F. Hendrickson                  Director                                   March 31, 2003
           -----------------------------------------
           Robert F. Hendrickson
   By:     /s/ Kevin G. Lokay                         Director                                   March 31, 2003
           -----------------------------------------
           Kevin G. Lokay
   By:     /s/ H. Joseph Reiser                       Director                                   March 31, 2003
           -----------------------------------------
           H. Joseph Reiser


                                  CERTIFICATION
                                  -------------


     I, Michael D. Becker, certify that:

1)       I have reviewed this annual report on Form 10-K of Cytogen Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                      By:  /s/ Michael D. Becker
                                          --------------------------------------
     Date:  March 31, 2003                Michael D. Becker
                                          President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------


     I, Thu A. Dang, certify that:

1)       I have reviewed this annual report on Form 10-K of Cytogen Corporation;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's  ability  to  record,  process,  summarize  and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                      By:  /s/ Thu A. Dang
                                           -------------------------------------
Date:     March 31, 2003                   Thu A. Dang
                                           Vice President, Finance
                                           Principal Financial Officer