Form 10-Q
period 2003-06-30
CYTOGEN CORP
filed 2003-08-14
CIK 725058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------
                                    FORM 10-Q

       (Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2003
                                -------------

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


           650 College Road East, Suite 3100, Princeton, NJ 08540-5308
           -----------------------------------------------------------
              (Address of Principal Executive Offices and Zip Code)

       Registrant's Telephone Number, Including Area Code: (609) 750-8200
                                                            -------------

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X No    .
                                             ---   ---

           Indicate by checkmark  whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes X  No   .
                                                   ---   ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                                  Outstanding at August 1, 2003
----------------------------                       -----------------------------
Common Stock, $.01 par value                                 11,040,846

                               CYTOGEN CORPORATION

                                TABLE OF CONTENTS
                                -----------------



                                                                                  Page
                                                                                  ----

PART I.  FINANCIAL INFORMATION...................................................   1

     Item 1.  Consolidated Financial Statements (unaudited)......................   1

              Consolidated Balance Sheets as of June 30, 2003 and
                 December 31, 2002...............................................   2

              Consolidated Statements of Operations for the Three and Six
                 Months Ended June 30, 2003 and 2002.............................   3

              Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2003 and 2002 ...................................   4

              Notes to Consolidated Financial Statements.........................   5

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................  11

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.....  24

     Item 4.      Controls and Procedures........................................  24

PART II.  OTHER INFORMATION......................................................  25

     Item 2.      Changes in Securities and Use of Proceeds......................  25

     Item 4.      Submission of Matters to a Vote of Security Holders............  26

     Item 5.      Other Information..............................................  28

     Item 6.      Exhibits and Reports on Form 8-K...............................  28

SIGNATURES.......................................................................  32


                         PART I - FINANCIAL INFORMATION
                         ------------------------------
             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)




                                 CYTOGEN CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                     (ALL AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                              (UNAUDITED)

                                                                             JUNE 30,      DECEMBER 31,
                                                                               2003            2002
                                                                           -----------     ------------
ASSETS:
Current Assets:
  Cash and cash equivalents ..........................................      $  13,529       $  14,725
  Accounts receivable, net ...........................................          1,290           1,778
  Inventories ........................................................          2,029           1,262
  Other current assets ...............................................            632             643
                                                                            ---------       ---------

    Total current assets .............................................         17,480          18,408

Property and Equipment, net ..........................................            783           1,072

Other Assets .........................................................            703             414
                                                                            ---------       ---------

                                                                            $  18,966       $  19,894
                                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Current portion of long-term liabilities ...........................      $      75       $      80
  Accounts payable and accrued liabilities ...........................          3,839           4,427
  Deferred revenue ...................................................            323             385
                                                                            ---------       ---------

    Total current liabilities ........................................          4,237           4,892
                                                                            ---------       ---------

Long-Term Liabilities ................................................          2,535           2,614
                                                                            ---------       ---------

Deferred Revenue .....................................................          1,670           1,800
                                                                            ---------       ---------

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,400,000 shares authorized -
     Series C Junior Participating Preferred Stock, $.01 par value,
     200,000 shares authorized, none issued and outstanding ........              -               -

  Common stock, $.01 par value, 25,000,000 shares authorized,
    9,818,756 and 8,758,235 shares issued and outstanding
    at June 30, 2003 and December 31, 2002, respectively .............             99              88
  Additional paid-in capital .........................................        372,126         366,884
  Deferred compensation ..............................................             (2)             (4)
  Accumulated deficit ................................................       (361,699)       (356,380)
                                                                            ---------       ---------

    Total stockholders' equity .......................................         10,524          10,588
                                                                            ---------       ---------

                                                                            $  18,966       $  19,894
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

                                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)


                                                                    THREE MONTHS                 SIX MONTHS
                                                                   ENDED JUNE 30,              ENDED JUNE 30,
                                                             -------------------------    -------------------------
                                                                 2003          2002          2003          2002
                                                             ----------     ----------    ----------     ----------
REVENUES:
  Product related:
    ProstaScint .........................................     $ 1,599       $ 1,971       $  3,219       $  4,047
    BrachySeed ..........................................           -           565            240          1,017
    Others ..............................................          98            56            123            110
                                                              -------       -------       --------       --------
            Total product sales .........................       1,697         2,592          3,582          5,174

    Quadramet royalties .................................         465           510            914          1,009
                                                              -------       -------       --------       --------
            Total product related .......................       2,162         3,102          4,496          6,183

    License and contract ................................         164            65            307            280
                                                              -------       -------       --------       --------

            Total revenues ..............................       2,326         3,167          4,803          6,463
                                                              -------       -------       --------       --------

OPERATING EXPENSES:
  Cost of product related revenues ......................         900         1,241          1,810          2,295
  Research and development ..............................         771         1,746          1,604          5,545
  Equity loss in PSMA LLC ...............................       1,086           595          1,966          1,108
  Selling and marketing .................................       1,174         1,622          2,476          3,075
  General and administrative ............................       1,740         1,200          2,816          2,710
                                                              -------       -------       --------       --------

            Total operating expenses ....................       5,671         6,404         10,672         14,733
                                                              -------       -------       --------       --------

            Operating loss ..............................      (3,345)       (3,237)        (5,869)        (8,270)

INTEREST INCOME  ........................................          23            72             59            149
INTEREST EXPENSE ........................................         (46)          (42)           (93)           (84)
                                                              -------       -------       --------       --------

            Loss before income taxes ....................      (3,368)       (3,207)        (5,903)        (8,205)

INCOME TAX BENEFIT ......................................           -             -           (584)             -
                                                              -------       -------       --------       --------

NET LOSS ................................................     $(3,368)      $(3,207)      $ (5,319)      $ (8,205)
                                                              =======       =======       ========       ========

BASIC AND DILUTED NET LOSS PER SHARE ....................     $ (0.37)      $ (0.39)      $  (0.60)      $  (1.00)
                                                              =======       =======       ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..............       9,051         8,308          8,909          8,217
                                                              =======       =======       ========       ========

                The accompanying notes are an integral part of these statements.

                                CYTOGEN CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (ALL AMOUNTS IN THOUSANDS)
                                             (UNAUDITED)



                                                                 SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                   2003             2002
                                                                ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss    ...............................................      $(5,319)         $(8,205)
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization .....................           306              407
       Stock-based compensation expenses .................           502              747
       Amortization of deferred revenue ..................          (192)            (280)
       Stock-based milestone payment .....................             -            2,000
       Changes in assets and liabilities:
         Receivables, net ................................           488              872
         Inventories .....................................          (767)             518
         Other assets ....................................          (293)            (511)
         Accounts payable and accrued liabilities ........          (574)            (462)
                                                                --------         --------

       Net cash used in operating activities .............        (5,849)          (4,914)
                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of product rights ...............................             -             (500)
Net proceeds from sale of equipment ......................             -              100
Purchases of property and equipment ......................            (2)             (24)
                                                                --------         --------

       Net cash used in investing activities .............            (2)            (424)
                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...................         4,739           12,980
Payment of long-term liabilities .........................           (84)             (49)
                                                                --------         --------

       Net cash provided by financing activities .........         4,655           12,931
                                                                --------         --------

Net increase (decrease) in cash and cash equivalents......        (1,196)           7,593

Cash and cash equivalents, beginning of period ...........        14,725           11,309
                                                                --------         --------

Cash and cash equivalents, end of period .................      $ 13,529         $ 18,902
                                                                ========         ========

              The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  THE COMPANY

BACKGROUND

         Cytogen Corporation ("Cytogen" or the "Company") of Princeton, New Jersey is a product-driven, oncology-focused biopharmaceutical company. Cytogen markets proprietary and licensed oncology products through its in-house specialty sales force: Quadrdamet(R) (a skeletal targeting therapeutic radiopharmaceutical for the relief of pain due to bone metastases); ProstaScint(R) (A monoclonal antibody-based imaging agent used to image the extent and spread of prostate cancer), and NMP22 BladderChek(TM) (a point-of-care, in vitro diagnostic test for bladder cancer). The Company's pipeline is comprised of product candidates at various stages of clinical development, including fully human monoclonal antibodies and cancer vaccines based on PSMA prostate specific membrane antigen technology, or PSMA technologies, which Cytogen exclusively licensed from Memorial Sloan-Kettering Cancer Center. Cytogen also conducts research in cellular signaling through its subsidiary, AxCell Biosciences.

         In addition to the products listed above, in August 2000, Cytogen expanded its product pipeline by entering into marketing, license and supply agreements with Advanced Magnetics, Inc. for Combidex(R), which is an investigational magnetic resonance imaginG (MRI) contrast agent that assists in the differentiation of metastatic from non-metastatic lymph nodes. Cytogen holds exclusive United States marketing rights to Combidex. Advanced Magnetics is continuing its discussions with the FDA relating to outstanding issues regarding an approvable letter received from the FDA in June 2000, in an effort to bring Combidex to market.

         Cytogen has had a history of operating losses since its inception. Although the Company continually looks to expand its product pipeline, the Company currently relies on two products. ProstaScint and Quadramet, for substantially all of its revenues. In addition, the Company has, from time to time, ceased sales of certain products, such as BrachySeed and OncoScint CR/OV, that the Company previously believed would generate significant revenues for its business. The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking product approvals. In addition, the Company relies on collaborative partners to a significant degree to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary products for the Company to sell and market to others.

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

INVENTORIES

         The Company's inventories are primarily related to ProstaScint and NMP22 BladderChek. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following:


                                          June 30, 2003        December 31, 2002
                                          -------------        -----------------

   Raw materials....................       $    39,000           $   506,000
   Work-in process..................         1,695,000                39,000
   Finished goods...................           295,000               717,000
                                           -----------           -----------
                                           $ 2,029,000           $ 1,262,000
                                           ===========           ===========
NET LOSS PER SHARE

         Basic net loss per common share is based upon the weighted average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive due to the Company's losses.

OTHER COMPREHENSIVE LOSS

         Other comprehensive loss consisted of an unrealized loss on a marketable security. For the three and six months ended June 30, 2002, the fair market value of that security decreased $223,000 and $539,000, respectively, and as a result, the comprehensive loss for the three and six months ended June 30, 2002 was $3,430,000 and $8,744,000, respectively. There were no marketable securities outstanding during the first half of 2003 and therefore no other comprehensive gains or losses.

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

         The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS) 123 "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for options been recognized in the consolidated statements of operations using the fair value method of accounting, the Company's net loss and net loss per share would have been:

                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                      JUNE 30,                            JUNE 30,
                                           ----------------------------        -----------------------------

                                                2003             2002               2003            2002
                                                ----             ----               ----            ----

Net loss, as reported ..................   $ (3,368,000)    $ (3,207,000)      $ (5,319,000)   $ (8,205,000)
  Add: Stock-based employee
   compensation expense
   included in reported net loss .......               -          203,000             1,000         491,000
  Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value-based method for
   all awards ..........................        (361,000)        (885,000)         (712,000)     (1,674,000)
                                           -------------      -----------      ------------    ------------
Pro forma net loss .....................   $  (3,729,000)    $ (3,889,000)     $ (6,030,000)   $ (9,388,000)
                                           =============     ============      ============    ============
Basic and diluted net loss per
share, as reported .....................   $       (0.37)    $      (0.39)     $      (0.60)   $      (1.00)
                                           =============     ============      ============    ============
Pro forma basic and diluted net
loss per share .........................   $       (0.41)           (0.47)     $      (0.68)   $      (1.14)
                                           =============     ============      ============    ============

2. EQUITY LOSS IN PSMA DEVELOPMENT CO. LLC

         In June 1999, Cytogen entered into a joint venture with Progenics Pharmaceuticals Inc. ("Progenics", and collectively with Cytogen, the "Members"), the PSMA Development Company LLC, (the "Joint Venture"), to develop vaccine and antibody-based immunotherapeutic products utilizing Cytogen's exclusively licensed PSMA technology. The Joint Venture is owned equally by Cytogen and Progenics.

         The Company accounts for the Joint Venture using the equity method of accounting. Through November 2001, Progenics was obligated to fund the initial $3.0 million of the development costs. Beginning in December 2001, Cytogen began to recognize 50% of the Joint Venture's operating results in its consolidated statements of operations. The Joint Venture is expected to continue to incur losses in future years. For the three months ended June 30, 2003 and 2002, Cytogen recognized $1,086,000 and $595,000, respectively, of such losses. For the six months ended June 30, 2003 and 2002, Cytogen recognized $1,966,000 and $1,108,000, respectively, of such losses. As of June 30, 2003 and December 31, 2002, the carrying value of the Company's investment in the Joint Venture was $286,000 and $1,000, respectively, which represents Cytogen's investment to date in the Joint Venture, less its cumulative share of losses, which net investment is recorded in other assets. Selected financial statement information of the Joint Venture is as follows:

                                             JUNE 30,         DECEMBER 31,
                                               2003               2002
                                          -------------       -----------

Balance Sheet Data:

Cash ..................................   $    925,000        $    290,000
                                          ============        ============

Accounts payable.......................   $    371,000        $    304,000
Capital contributions..................     15,898,000          11,399,000
Accumulated deficit....................    (15,344,000)        (11,413,000)
                                          ------------        ------------

                                          $    925,000        $    290,000
                                          ============        ============


                                  THREE                         SIX
                              MONTHS ENDED                  MONTHS ENDED        FOR THE PERIOD
                                JUNE 30,                      JUNE 30,        FROM JUNE 15, 1999
                      ---------------------------   -------------------------   (INCEPTION) TO
                           2003          2002           2003         2002        JUNE 30, 2003
                      ------------   -----------    -----------   -----------   ---------------

Interest income....   $     1,000    $     4,000    $     1,000   $     4,000    $    230,000
Total expenses.....     2,173,000      1,193,000      3,932,000     2,220,000      15,574,000
                      -----------    -----------    -----------   -----------    ------------

Net loss .........    $(2,172,000)   $(1,189,000)   $(3,931,000)  $(2,216,000)   $(15,344,000)
                      ===========    ===========    ===========   ===========    ============

         In July 2003, the Members agreed to: (i) an updated work plan governing the activities of the Joint Venture for the remainder of 2003, including the execution of various third-party contracts; (ii) a budget for the Joint Venture's operations for 2003 and related capital contributions of the parties; and (iii) an amended services agreement pursuant to which the Members will provide research and development and related services for the remainder of 2003. The Company is committed to contribute an additional $1.8 million to the joint venture through the end of 2003. The Joint Venture's work plan, budget, and other operational and financial matters relating to periods after 2003 will require the further agreement of the Members.

3.  LITIGATION

         On March 17, 2000, Cytogen was served with a complaint filed against the Company in the U.S. District Court for the District of New Jersey by M. David Goldenberg ("Goldenberg") and Immunomedics, Inc. (collectively
"Plaintiffs"). The litigation claims that ProstaScint infringes a patent purportedly owned by Goldenberg and licensed to Immunomedics. The Company believes that ProstaScint does not infringe this patent, and that the patent is invalid and unenforceable. The patent sought to be enforced in the litigation has now expired; as a result, the claim even if successful would not result in an injunction barring the continued sale of ProstaScint or affect any other of Cytogen's products or technology. In addition, the Company has certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be offset against royalty payments on sales of ProstaScint. On December 17, 2001, Cytogen filed a motion for summary judgment of non-infringement of the asserted claims of the patent-in-suit. The Plaintiffs opposed that motion and filed their own cross-motion for summary judgment of infringement. On July 3, 2002, the Court denied both parties' summary judgment motions, with leave to renew those motions after hearing expert testimony and legal argument based upon that testimony. On April 29, 2003, Cytogen's motion for summary judgment of non-infringement of all asserted claims was granted, plantiff's motion for summary judgment of infringement was denied and the case was ordered closed. On May 12, 2003, Plaintiffs filed a Notice of Appeal regarding this decision to the U.S. Court of Appeals for the Federal Circuit, and subsequently filed their opening brief in the Court of Appeals for the Federal Circuit on July 28, 2003.

4.  INCOME TAXES

         During the first quarter of 2003, the Company sold New Jersey State net operating loss and research and development credit carryforwards, which resulted in the recognition of $584,000 of income tax benefit. This benefit has been recognized, as the sale has been approved by the necessary New Jersey state authorities, and the Company has completed the sale with a qualified buyer.

5.  SALES OF COMMON STOCK

         In June 2003, the Company entered into a securities purchase agreement pursuant to which the Company sold 1,052,632 shares of its common stock to certain institutional investors at $4.75 per share, resulting in net proceeds of approximately $4.7 million. In connection with the sale, the Company issued to the investors warrants to purchase 315,790 shares of its common stock with an exercise price of $6.91 per share. The warrants are exercisable until June 6, 2008.

         In July 2003, the Company entered into a securities purchase agreement pursuant to which the Company sold 1,172,332 shares of its common stock to certain institutional investors at $8.53 per share, resulting in net proceeds of approximately $9.4 million. In connection with the sale, the Company issued to the investors warrants to purchase 1,172,332 shares of its common stock with an exercise price of $12.80 per share. In addition, the Company also issued: (i) warrants to purchase 100,000 shares of its common stock at an exercise price of $12.80 per share to a consultant as part of its compensation for services rendered in connection with this financing; and (ii) warrants to purchase an aggregate of 250,000 shares of its common stock at an exercise price of $10.97 per share to certain of our stockholders in exchange for them waiving certain rights in connection with this financing. The warrants are exercisable until July 10, 2008 and become automatically exercised, in full, if (i) the closing price of the Company's common stock (or in case no sales are reported on any given trading day, the average of the closing bid and asked prices of the Company's common stock on the NASDAQ National Market for such trading day) is at least 130% of the exercise price then in effect for 30 consecutive trading days, and (ii) a registration statement to register such shares of common stock to be issued upon such exercise has been declared effective by the Securities and Exchange Commission. Upon receipt of written notice by the Company of such automatic exercise, the holders of the warrants must purchase all of the shares of common stock underlying their respective warrants by paying the Company the exercise price times the number of shares of common stock issuable upon exercise.

6.  REACQUISITION OF QUADRAMET

         In June 2003, the Company announced that it had entered into an agreement with Berlex to reacquire marketing rights to Quadramet in North America and Latin America in exchange for an upfront payment of $8.0 million and royalties based on future sales of Quadramet, subject to Cytogen obtaining any necessary financing for the reacquisition. The agreement with Berlex became effective August 1, 2003. Accordingly, effective August 1, 2003, we began recording all revenue from the sales of Quadramet. We will no longer receive royalty revenue.

7.  MANUFACTURING COMMITMENT

         In August 2003, the Company completed the reacquisition of the marketing rights to Quadramet from Berlex. As a result, the Company has assumed certain additional obligations under a Manufacturing and Supply Agreement with Bristol Meyers Squibb, including an obligation to pay manufacturing costs of at least $3.7 million annually through 2005. Such obligation for the remainder of 2003 is approximately $1.5 million.

8.  WARRANTS ISSUED TO CONSULTANTS

         In June 2003, the Company issued to consultants warrants to purchase an aggregate of 100,000 shares of the Company's common stock at an exercise price of $5.65 per share for consulting services. The warrants are exercisable in 12 equal installments on each one-month anniversary from the date of issuance and are exercisable through June 10, 2006. The Company recorded the fair value of these warrants, in the amount of $497,000, in its statement of operations for the second quarter of 2003 using the Black-Scholes pricing model.

9.  STOCK OPTION PLANS

         At the Company's 2003 Annual Meeting of Stockholders held on June 10, 2003, the stockholders of the Company approved a proposal to amend the Company's 1995 Stock Option Plan (the "1995 Stock Option Plan") to increase the maximum number of shares of the Company's Common Stock available for issuance thereunder from 450,263 to 650,263 shares and to reserve an additional 200,000 shares of the Company's Common Stock for issuance in connection with such increase for awards to be granted under the 1995 Stock Option Plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Risk factors that could cause actual results to differ materially include those identified in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended, under the caption "Additional Factors That May Affect Future Results" and those under the caption "Risk Factors", as included in certain of our  other  filings,  from  time to  time,  with  the  Securities  and  Exchange
Commission. Investors are cautioned not to put undue reliance on any forward-looking statement. Any forward-looking statements made by us do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, and these statements represent our current outlook only as of the date they are made.

         The following discussion and analysis should be read in conjunction with the Financial Statements and related notes thereto contained elsewhere herein, as well as in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended, and from time to time in our other filings with the Securities and Exchange Commission.

SIGNIFICANT EVENTS IN 2003

         In January 2003, we provided Draximage Inc. with notice of termination of each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with respect to both of Draximage's BrachySeed I-125 and BrachySeed Pd-103 products. Effective January 24, 2003, we no longer accept or fill new orders for the BrachySeed products. In April 2003, we entered into an agreement with Draximage formally terminating each of these agreements.

         In April 2003, NMP22 BladderChek was awarded clearance from the FDA for use in diagnosing patients for bladder cancer, in addition to approval gained previously for the indication of monitoring patients who have a prior diagnosis of bladder cancer. We are in the early-phase of launching NMP22 BladderChek and are promoting the product to urologists in the United States using our in-house sales force.

         In June 2003, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold 1,052,632 shares of our common stock at $4.75 per share. In connection with such financing, we also issued warrants to such investors to purchase 315,790 shares of our common stock with an exercise price of $6.91 per share. The warrants are exercisable until June 6, 2008. The aggregate net proceeds received from this financing of approximately $4.7 million after transaction costs are expected to be used for general corporate purposes, marketing and sales initiatives for our oncology products and development of our prostate specific membrane antigen
(PSMA) technology.

         In June 2003, we announced that, subject to obtaining the necessary finacing, we entered into an agreement with Berlex Laboratories, a U.S. affiliate of Schering AG, Germany, referred to as Berlex Laboratories, whereby marketing rights held by Berlex Laboratories to market Quadramet (Samarium Sm 153 Lexidronam), a skeletal targeting therapeutic radiapharmaceutical for the relief pain due to bone metastases arising from prostate, breast, multiple myeloma and other types of cancer, in North America and Latin America were to be returned to us in exchange for an upfront payment of $8.0 million and royalties based on future sales. Effective August 1, 2003, we have reacquired from Berlex Laboratories the marketing rights to Quadramet and paid to Berlex Laboratories the upfront payment of $8.0 million. Accordingly, effective as of August 1, 2003, we began recording all revenue from the sales of Quadramet. We will no longer receive royalty revenue.

         In June 2003, we announced that we had formed a partnership with Siemens Medical Solutions and the University Hospitals of Cleveland to promote advances in prostate cancer imaging. Through this partnership, physicians at the University Hospitals of Cleveland will be using Siemens e.cam(TM) gamma camera with Flash 3D iterative reconstruction and CT attenuation correction technologY, in combination with our ProstaScint imaging agent. The resulting images may provide improvements for the diagnosis and staging of metastatic prostate cancer. Also in June 2003, we announced the formation of an alliance with GE Medical Systems, a unit of General Electric Company, to market a total molecular imaging system to help evaluate the extent and spread of prostate cancer by integrating GE Medical's Infinia(TM) Hawkeye(R) imaging system with our
ProstaScint imaging agent. We cannot assure you that these partnerships ANd alliances will be successful in increasing ProstaScint revenue, or that such increase, if any, will be significant.

         In July 2003, we entered into a securities purchase agreement pursuant to which we sold 1,172,332 shares of our common stock to certain institutional investors at $8.53 per share, resulting in net proceeds of approximately $9.4 million. In connection with the sale, we issued to such investors warrants to purchase 1,172,332 shares of our common stock with an exercise price of $12.80 per share. In addition, we also issued: (i) warrants to purchase 100,000 shares of our common stock at an exercise price of $12.80 per share to a consultant as part of its compensation for services rendered in connection with this financing; and (ii) warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $10.97 per share to certain of our stockholders in exchange for them waiving certain rights in connection with this financing. The warrants are exercisable until July 10, 2008 and become automatically exercised, in full, if (i) the closing price of the our common stock (or in case no sales are reported on any given trading day, the average of the closing bid and asked prices of our common stock on the NASDAQ National Market for such trading day) is at least 130% of the exercise price then in effect for 30 consecutive trading days, and (ii) a registration statement to register such shares of common stock to be issued upon such exercise has been declared effective by the Securities and Exchange Commission. Upon receipt of written notice by us of such automatic exercise, the holders of the warrants must purchase all of the shares of common stock underlying their respective warrants by paying us the exercise price times the number of shares of common stock issuable upon exercise. The net proceeds from this financing were used in our reacquisition of certain marketing rights from Berlex and related expenses.

         In July 2003, in connection with our joint venture with Progenics Pharmaceuticals, Inc., we and Progenics agreed to: (i) an updated work plan governing the activities of the joint venture for the remainder of 2003, including the execution of various third-party contracts; (ii) a budget for the joint venture's operations for 2003 and related capital contributions of the parties; and (iii) an amended services agreement pursuant to which each party to the joint venture will provide research and development and related services for the remainder of 2003. The joint venture work plan, budget, and other operational and financial matters relating to periods after 2003 will require the further agreement between us and Progenics.

         In August 2003, we paid to Berlex Laboratories the upfront payment of $8.0 million and have reacquired from Berlex Laboratories the marketing rights to Quadramet. Accordingly, effective as of August 1, 2003, we began recording all revenue from the sales of Quadramet.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

         REVENUES. Total revenues for the second quarter of 2003 were $2.3 million compared to $3.2 million for the same period in 2002. The decrease from the prior year period is due primarily to lower product related revenues. Product related revenues, which included product sales and royalties, accounted for 93% and 98% of total revenues for the second quarters of 2003 and 2002, respectively. License and contract revenues accounted for the remainder of revenues.

         Product  related  revenues  for the  second  quarter  of 2003 were $2.2 million compared to $3.1 million for the same period in 2002. Sales of ProstaScint accounted for 74% and 64% of product related revenues in the second quarters of 2003 and 2002, respectively, while Quadramet royalties accounted for 22% and 16% of product related revenues for such quarters, respectively. Sales of ProstaScint were $1.6 million for the second quarter of 2003, a decrease of $372,000 from $2.0 million in the second quarter of 2002. Such decrease in sales of ProstaScint may be due, in part, to the tendency of radiopharmacy wholesalers, during times of economic downturn, to order high-priced drugs, such as ProstaScint, on an as-needed basis, and no longer store quantities for future use. Additionally, ProstaScint historically has been a challenging product for physicians and technologists to use, in part because imaging results may be difficult to interpret. While we believe that the period to period decrease in ProstaScint sales that we have experienced is due, to a large degree, to such challenge, we also believe that such decline in ProstaScint revenue may be reversed depending upon, among other things, the implementation and continued research relating to the following:

     -    Advances in imaging technology:

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

     -    New product applications:

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

         There can be no assurance, however, that the achievement of any of the above will significantly increase our sales of ProstaScint.

         Revenues from the sale of BrachySeed during the second quarter of 2002 were $565,000, which represented 18% of product related revenues in the second quarter of 2002. As described above, effective January 24, 2003, we no longer accept or fill new orders for the BrachySeed I-125 and BrachySeed Pd-103 products. In April 2003, we entered into an agreement with Draximage to formally terminate our agreements with respect to these products.

         Other product sales include sales from NMP22 BladderChek, which we began promoting to urologists in the United States in November 2002 using our in-house sales force, and OncoScint CR/OV which we stopped selling in December 2002. During the second quarter 2003, sales of NMP22 BladderChek were $98,000. NMP22 BladderChek is one of only two immunoassay fluid tests approved by the FDA for diagnosing patients for cancer; the other is the prostate specific antigen
(PSA) test for prostate cancer. The NMP22 BladderChek test is currently approved for use in two clinical settings:

     - Monitoring - In July 2002, NMP22 BladderChek was approved by FDA for monitoring patients previously diagnosed with bladder cancer; and

     - Diagnosis - In April 2003, NMP22 BladderChek was approved by FDA to aid in the diagnosis of patients with bladder cancer.

         There can be no assurance however, as to the market acceptance of NMP22 BladderChek or whether sale of NMP22 BladderChek will significantly increase our revenues.

         We discontinued selling OncoScint CR/OV in December 2002 in order to focus on our other oncology products, since the market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Sales of OncoScint CR/OV during the second quarter of 2002 were $56,000.

         Quadramet royalties for the second quarter of 2003 were $465,000, a decrease of $45,000 from $510,000 in the second quarter of 2002. Through July 31, 2003, Quadramet was marketed in the United States by our marketing partner, Berlex Laboratories. In June 2003, we entered into an agreement with Berlex Laboratories whereby marketing rights held by Berlex Laboratories to market Quadramet in North America and Latin America were to be returned to us in exchange for an upfront payment of $8.0 million and royalties based on future sales. On August 1, 2003, we reacquired such rights from Berlex Laboratories and began to market Quadramet through an in-house specialty sales force. We believe that the period to period decrease in such sales was attributable, in part, to the transition of marketing rights from Berlex to Cytogen. Currently, we market Quadramet only in the United States. Schering AG, Germany which acquired CIS Bio International in 2000 will continue to market Quadramet in Europe as a direct licensee of Dow Chemical Company. We cannot assure you that we will be able to successfully market Quadramet or that any such sales will result in further revenue for us in the future. We believe that the future growth and market penetration of Quadramet is dependent upon, among other things:

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

         License and contract revenues for the second quarter of 2003 were $164,000 compared to $65,000 for the same period of 2002. As a result of our adoption of Securities and Exchange Commission's Staff Accounting Bulletin No.101 (referred to as SAB 101) in 2000, license revenues from certain up-front, non-refundable license fees previously recognized in prior years were deferred and are being amortized over the estimated performance period. In the second quarter of 2003, we recognized $96,000 of deferred license revenue compared to $65,000 for the same period in 2002. In the second quarter of 2003, we recorded $53,000 of contract revenues for research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals Inc. The level of future revenues for the remainder of 2003, if any, for contract services provided to the joint venture will be dependent upon the extent of the research and development services required by the joint venture.

      OPERATING EXPENSES. Total operating expenses for the second quarter of 2003 were $5.7 million compared to $6.4 million in the same quarter of 2002. The decrease from the prior year period is attributable primarily to lower costs of product sales and lower selling and marketing expenses due to our discontinuation of selling and marketing BrachySeed products in January 2003 and cost-saving measures implemented in September 2002 as a result of a restructuring at our subsidiary AxCell Biosciences. The decrease is partially offset by increased funding for our joint venture and increased general and administrative expenses primarily from a non-cash charge related to warrants granted to certain consultants in 2003.

         Cost of product related revenues for the second quarter of 2003 were $900,000 compared to $1.2 million in the same period of 2002. The decrease from the prior year period is substantially due to lower product sales, primarily, the discontinuation of selling and marketing of BrachySeed products in January 2003.

         Research and development expenses for the second quarter of 2003 were $771,000 compared to $1.7 million in the same period of 2002. The decrease from the prior year period is attributable primarily to cost-saving measures implemented in September 2002 as a result of a restructuring at our subsidiary AxCell Biosciences and development efforts in the amount of $352,000 in 2002, which did not recur in 2003, related to the new manufacturing and purification process for ProstaScint. During the second quarters of 2003 and 2002, we invested $357,000 and $1.0 million, respectively, in AxCell's signal transduction research activities.

         Our share in the equity loss in the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc. was $1.1 million during the second quarter of 2003 compared to $595,000 in the same quarter of 2002 and represented 50% of the joint venture's operating results. The joint venture is equally owned by us and Progenics. We account for the joint venture using the equity method of accounting. We share equally with Progenics the costs of the joint venture. We expect to incur significant and increasing costs in the future to fund our share of the development costs from the joint venture. On July 14, 2003, we agreed with Progenics, in connection with the joint venture: (i) to an updated work plan governing the activities of the joint venture for the remainder of 2003, including the execution of various third-party contracts;
(ii) to a budget for the joint venture's operations for 2003 and related capital contributions of the parties; and (iii) to an amended services agreement pursuant to which each party to the joint venture will provide research and development and related services for the remainder of 2003. The joint venture's work plan, budget, and other operational and financial matters relating to periods after 2003 will require the further agreement between us and Progenics. There can be no assurances made that such further agreements will be reached.

         Selling and marketing expenses for the second quarter of 2003 were $1.2 million compared to $1.6 million in the same period of 2002. The decrease from the prior year is primarily due to the discontinuation of the selling and marketing activities related to the BrachySeed products effective January 2003.

         General and administrative expenses for the second quarter of 2003 were $1.7 million compared to $1.2 million in the same period of 2002. The increase from the prior year period is primarily due to stock based compensation expenses related to warrants granted to certain consultants, partially offset by lower compensation expenses due to reduced staffing.

         INTEREST INCOME/EXPENSE. Interest income for the second quarter of 2003 was $23,000 compared to $72,000 in the same period of 2002. The decrease from the prior year period is due to a lower average yield on investments and lower average cash balances in 2003. Interest expense for the second quarter of 2003 was $46,000 compared to $42,000 in the same period of 2002. Interest expense includes interest on outstanding debt and finance charges related to various equipment leases.

         NET LOSS. Net loss for the second quarter of 2003 was $3.4 million compared to $3.2 million reported in the second quarter of 2002. The net loss per share for the second quarter of 2003 was $0.37 based on weighted average common shares outstanding of 9.1 million, compared to a net loss per share of $0.39 based on weighted average common shares outstanding of 8.3 million for the same period in 2002.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

         REVENUES. Total revenues for the first half of 2003 and 2002 were $4.8 million and $6.5 million, respectively. The decrease from the prior year period is due primarily to lower product related revenues and royalties. Product related revenues, which included product sales and royalties, accounted for 94% of total revenues in the first half of 2003 compared to 96% from the comparable period of 2002. License and contract revenues accounted for the remainder of revenues.

         Product related revenues for the first half of 2003 and 2002 were $4.5 million and $6.2 million, respectively. Sales of ProstaScint accounted for 72% and 65% of product related revenues in the first half of 2003 and 2002, respectively, while Quadramet royalties accounted for 20% and 16% of product related revenues for such periods, respectively. Sales of ProstaScint were $3.2 million for the first half of 2003 compared to $4.0 million for the first half of 2002. Such decrease in sales of ProstaScint may be due, in part, to the tendency of radiopharmacy wholesalers, during times of economic downturn, to order high-priced drugs, such as ProstaScint, on an as-needed basis, and no longer store quantities for future use. Additionally, ProstaScint historically has been a challenging product for physicians and technologists to use, in part because imaging results may be difficult to interpret. While we believe that the period to period decrease in ProstaScint sales that we have experienced is due, to a large degree, to such challenge, we also believe that such decline in ProstaScint revenue may be reversed, depending upon, among other things, the implementation and continued research in advances in imaging technology such as fusion imaging and image enhancements, and new product applications, such as using ProstaScint scans to guide the placement of brachytherapy seeds and/or external beam radiation. There can be no assurance, however, that such initiatives will significantly increase our sales of ProstaScint.

         Royalties from Quadramet were $914,000 and $1.0 million for each of the first half of 2003 and 2002, respectively. We completed the reacquisition of marketing rights to Quadramet from Berlex Laboratories, Inc. on August 1, 2003 for an upfront payment of $8.0 million and royalties on future sales. We believe that the decrease in such sales was attributable in part to the transition of marketing rights from Berlex to Cytogen. Currently, we market Quadramet only in the United States. We cannot assure you that that we will be able to successfully market Quadramet or that our marketing efforts will result in further revenue for us in the future.

         Revenues from the sale of BrachySeed for the first half of 2003 were $240,000, or 5% of product related revenue, compared to $1.0 million in BrachySeed sales which represented 16% of product related revenues recorded in the same period of 2002. As described above, effective January 24, 2003, we no longer accept or fill new orders for the BrachSeed I-125 and BrachySeed Pd-103 products. In April 2003, we entered into an arrangement with Draximage to formally terminate our agreements with respect to these products.

         Other product sales include sales from NMP22 BladderChek, which we began promoting to urologists in the United States in November 2002 using our in-house sales force, and OncoScint CR/OV, which we stopped selling in December 2002. For the first half of 2003, sales of NMP22 BladderChek were $123,000.
There can be no assurance however, as to the market acceptance of NMP22 BladderChek or whether sales of NMP22 BladderChek will significantly increase our revenues.

           We discontinued selling OncoScint CR/OV in December 2002 in order to focus on our other oncology products, since the market for OncoScint CR/OV for colorectal cancer diagnosis has been negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV. Sales of OncoScint CR/OV in the first half of 2002 were $110,000.

           License and contract revenues for the first half of 2003 and 2002 were $307,000 and $280,000, respectively. In the first half of 2003, we performed limited research and development services for the joint venture, resulting in $100,000 of contract revenue. The level of future revenue for the remainder of 2003, if any, for services provided by us to the joint venture will be dependent upon the extent of the research and development services required by the joint venture. License revenues for both 2003 and 2002 also include the recognition of deferred revenues from certain up-front non-refundable license fees which were $193,000 and $280,000, respectively.

         OPERATING EXPENSES. Total operating expenses for the first half of 2003 were $10.7 million compared to $14.7 million recorded in 2002. The decrease from the prior year period is attributable primarily to a non-cash milestone expense of $2.0 million in 2002 related to the progress of the dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, decreases in research and development expenditures relating to AxCell Biosciences, the development cost of $583,000 incurred in 2002 relating to a new manufacturing and purification process for ProstaScint, and lower cost of product sales and selling and marketing expenses primarily from the discontinuation of selling and marketing BrachySeed products in January 2003. The decrease is partially offset by increased development costs associated with our joint venture.

         Cost of product related revenues for the first half of 2003 were $1.8 million compared to $2.3 million in the same period of 2002. The decrease from the prior year period is primarily due to the lower product sales and to a reversal of $133,000 related to lower royalty expenses on the 2002 BrachySeed sales as a result of a termination agreement entered into with Draximage with respect to the BrachySeed products.

         Research and development expenses for the first half of 2003 were $1.6 million compared to $5.5 million recorded in the same period of 2002. The decrease from the prior year period is attributable primarily to a non-cash milestone expense of $2.0 million in 2002 related to the progress of dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, decreased costs associated with the AxCell's research programs and the development cost of $583,000 in 2002, which did not recur in 2003, relating to a new manufacturing and purification process for ProstaScint. During the first six months of 2003 and 2002, we invested $807,000 and $2.3 million, respectively, in AxCell's subsidiary. In September 2002, we significantly reduced AxCell's workforce to reduce the cash expenditures relating to AxCell in order to leverage our oncology franchise. We still conduct research and development efforts through AxCell, however, such efforts have been scaled back as a result of the workforce reduction.

         Our share in the equity loss in the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc., was $2.0 million and $1.1 million during the first half of 2003 and 2002, respectively, and represented 50% of the joint venture's operating results. The joint venture is equally owned by us and Progenics and we account for this joint venture using the equity method of accounting. We share equally with Progenics the costs associated with the joint venture. We expect to incur significant and increasing costs in the future to fund our share of the development costs from the joint venture.

         Selling and marketing expenses were $2.5 million for the first half of 2003 compared to $3.1 million in the same period of 2002. The decrease from the prior year period is due to the discontinuation of selling and marketing activities relating to BrachySeed products in January 2003.

         General and administrative expenses for the first half of 2003 were $2.8 million compared to $2.7 million for the comparable period in 2002. Such increase was due primarily to increased legal fees and stock based compensation expenses related to warrants granted to certain consultants in 2003, partially offset by stock-based compensation charges in 2002 relating to options granted to a key employee, and reduced staffing in 2003.

         INTEREST INCOME/EXPENSE. Interest income for the first half of 2003 was $59,000 compared to $149,000 recorded in the same period of 2002. The decrease from the prior year period is due a lower average yield on investments and a lower average cash balance in 2003. Interest expense for the first half of 2003 was $93,000 compared to $84,000 recorded in the same period of 2002. Interest expense included interest on outstanding debt and finance charges related with various equipment leases.

         INCOME TAX BENEFIT. During the first quarter of 2003, we sold New Jersey State net operating loss and research and development credit carryforwards, which resulted in the recognition of a $584,000 income tax benefit. Assuming the State of New Jersey continues to fund this program, which is uncertain, the future amount of net operating losses and tax credits which we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. We did not recognize any such benefits during the first half of 2002.

         NET LOSS. Net loss for the first half of 2003 was $5.3 million compared to $8.2 million recorded in the same period of 2002. The net loss per share for the first half of 2003 was $0.60 based on weighted average common shares outstanding of 8.9 million compared to a net loss per share of $1.00 based on the weighted average common shares outstanding of 8.2 million for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $13.5 million as of June 30, 2003, compared to $14.7 million as of December 31, 2002. Cash used for operating activities for the six months ended June 30, 2003 was $5.8 million compared to $4.9 million in the same period of 2002. The increase from the prior year period is due primarily to our build-up of ProstaScint inventories in the first half of 2003 and to our increased capital contributions to the PSMA Development Company, LLC, our joint venture with Progenics Pharmaceuticals, Inc.

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

         In June 2003, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold 1,052,632 shares of our common stock at $4.75 per share. In connection with such financing, we also issued warrants to such investors to purchase 315,790 shares of the our common stock with an exercise price of $6.91 per share. The warrants are exercisable until June 6, 2008. The aggregate net proceeds received by us after transaction costs was approximately $4.7 million.

         In July 2003, we sold to the certain institutional investors 1,172,332 shares of our common stock and warrants to purchase an additional 1,172,332 shares of our common stock for aggregate net proceeds received by us of approximately $9.4 million after transaction costs. The warrants to purchase the shares of our common stock have an exercise price of $12.80 per share. The warrants are exercisable until July 10, 2008 and become automatically exercised, in full, if (i) the closing price of the our common stock (or in case no sales are reported on any given trading day, the average of the closing bid and asked prices of our common stock on the NASDAQ National Market for such trading day) is at least 130% of the exercise price then in effect for 30 consecutive trading days, and (ii) a registration statement to register such shares of common stock to be issued upon such exercise has been declared effective by the Securities and Exchange Commission. In addition, we also issued: (i) warrants to purchase 100,000 shares of our common stock at an exercise price of $12.80 per share to a consultant as part of its compensation for services rendered in connection with this financing; and (ii) warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $10.97 per share to certain of our stockholders in exchange for them waving certain rights in connection with this financing. On August 1, 2003, $8.0 million of the proceeds from this financing were used to pay for the reacquisition of marketing rights to Quadramet in North and Latin America from Berlex Laboratories, Inc.

         In August 2003, we completed the reacquisition of the marketing rights to Quadramet from Berlex. As a result, we have assumed certain additional obligations under our Manufacturing and Supply Agreement with Bristol Meyers Squibb, including an obligation to pay manufacturing costs of at least $3.7 million annually through 2005. Such obligation for the remainder of 2003 is approximately $1.5 million.

         We have historically relied upon revenues from sales of the BrachySeed products to partially fund ongoing operations. For the six months ended June 30, 2003 and 2002, revenue from the sale of BrachySeed products was $240,000 and $1.0 million, respectively. In December 2002, we served notice of termination of our agreements with Draximage, and in April 2003, entered into an agreement with Draximage to formally terminate each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with respect to both the BrachySeed I-125 and BrachySeed Pd-103 products. As of January 24, 2003, we no longer accept or fill new orders for the BrachySeed products.

         Beginning in December 2001, we began to equally share the costs of the joint venture with Progenics. We expect our share of losses and funding in the joint venture to continue at an even higher level in the subsequent periods. We are committed to contribute an additional $1.8 million to the joint venture by the end of 2003. The joint venture is funded by equal capital contributions from each of Progenics and Cytogen in accordance with an annual budget approved by the joint venture's management committee. On July 14, 2003, we agreed with Progenics, in connection with this joint venture: (i) to an updated work plan governing the activities of the joint venture for the remainder of 2003, including the execution of various third-party contracts; (ii) to a budget for the joint venture's operations for 2003 and related capital contributions of the parties; and (iii) to an amended services agreement pursuant to which each party to the joint venture will provide research, development and related services for the remainder of 2003. The joint venture work plan, budget, and other operational and financial matters relating to periods after 2003 will require the further agreement between us and Progenics.

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

         We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources should be adequate to fund our operations and commitments into the second half of 2004. We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended, includes a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from those estimates.

         REVENUE RECOGNITION

         We recognize revenue from the sale of our products upon shipment, which is when title and risk of loss passes to our customers. We do not grant price protection to customers. We recognize Quadramet royalty revenue on Quadramet sales made by our marketing partner, Berlex, during each period as Berlex sells the product. The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which provides guidance on the recognition of up-front, non-refundable license fees. Accordingly, we defer up-front license fees and recognize them over the estimated performance period of the related agreement, when we have continuing involvement. Since the term of the performance periods is subject to management's estimates, future revenues to be recognized could be affected by changes in such estimates.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. As of June 30, 2003, we had $2.3 million of debt outstanding with a fixed interest rate of 7%. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. Changes in interest rates could expose us to market risk associated with a fixed interest rate debt. We do not believe that this debt will have material exposure to market risks associated with interest rates.

ITEM 4 - CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and principal accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and principal accounting officer concluded that as of June 30, 2003, our disclosure controls and procedures were
(1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and principal accounting officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

Financings

         JUNE 6, 2003 FINANCING

         On June 6, 2003, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold 1,052,632 shares of our common stock at $4.75 per share and issued warrants to purchase 315,790 shares of the our common stock with an exercise price of $6.91 per share. The warrants are exercisable until June 6, 2008. The aggregate net proceeds received by us was approximately $4.7 million after transaction costs. We paid a $200,000 finder's fee in connection with this financing. The aggregate net proceeds received from this financing are expected to be used for general corporate purposes, marketing and sales initiatives for our oncology products and development of our prostate specific membrane antigen (PSMA) technology.

         In addition, we entered into registration rights agreements with the investors in this financing. Pursuant to the registration rights agreement, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 3, 2003 to register all of the shares of our common stock issued to the investors and all of the shares to be issued to the investors upon exercise of such warrants. The registration statement has not yet been declared effective by the Securities and Exchange Commission.

         No underwriter was employed by us in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and had adequate information about us.

         JULY 10, 2003 FINANCING

         In July 2003, we entered into a securities purchase agreement pursuant to which we sold 1,172,332 shares of our common stock to certain institutional investors at $8.53 per share, resulting in net proceeds of approximately $9.4 million. In connection with the sale, we issued to the investors warrants to purchase 1,172,332 shares of our common stock with an exercise price of $12.80 per share. In addition, we also issued: (i) warrants to purchase 100,000 shares of our common stock at an exercise price of $12.80 per share to a consultant as part of its compensation for services rendered in connection with this financing; and (ii) warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $10.97 per share to certain of our stockholders in exchange for them waiving certain rights in connection with this financing. The warrants are exercisable until July 10, 2008 and become automatically exercised, in full, if (i) the closing price of the our common stock (or in case no sales are reported on any given trading day, the average of the closing bid and asked prices of our common stock on the NASDAQ National Market for such trading day) is at least 130% of the exercise price then in effect for 30 consecutive trading days, and (ii) a registration statement to register such shares of common stock to be issued upon such exercise has been declared effective by the Securities and Exchange Commission. Upon receipt of written notice by us of such automatic exercise, the holders of the warrants must purchase all of the shares of common stock underlying their respective warrants by paying us the exercise price times the number of shares of common stock issuable upon exercise. Furthermore, we paid a consultant $500,000 as part of its compensation for consulting services that it rendered in this financing. On August 1, 2003, $8.0 million of such proceeds received by us from this financing was used to make an upfront payment to reacquire the marketing rights to Quadramet from Berlex Laboratories, Inc.

         In addition, we entered into registration rights agreements with the investors in this financing. Pursuant to the registration rights agreement, we are required to register all of such shares of our common stock issued to the investors and all of the shares to be issued to the investors upon exercise of such warrants. We have not yet filed this registration statement with the Securities and Exchange Commission.

         No underwriter was employed by us in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and had adequate information about us.

         WARRANTS ISSUED TO CONSULTANTS

         On June 10, 2003, we issued to a consultant a warrant to purchase 50,000 shares of our common stock at an exercise price of $5.65 per share for financial and strategic consulting services. The warrants are exercisable in 12 equal installments on each one-month anniversary from the date of issuance and are exercisable through June 10, 2006.

         On June 10, 2003, we issued to another consultant a warrant to purchase 50,000 shares of our common stock at an exercise price of $5.65 per share for scientific consulting services. The warrants are exercisable in 12 equal installments on each one-month anniversary from the date of issuance and are exercisable through June 10, 2006.

         No underwriter was employed by us in connection with the issuance of the warrants described above. We believe that the issuance of the foregoing warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and had adequate information about us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 10, 2003, we held our annual meeting of stockholders to: (i) elect eight directors; (ii) consider and vote upon a proposal to amend, as required, our 1995 Stock Option Plan to increase the maximum aggregate number of shares of common stock available for issuance thereunder from 450,263 to 650,263, and to reserve an additional 200,000 shares of our common stock for issuance in connection with such increase; and (iii) transact such other business as may come before the meeting.

         There were represented at the our annual meeting, either in person or by proxy 8,082,162 shares of our common stock out of a total number of 8,813,832 shares of common stock issued and outstanding and entitled to vote at the meeting.

         The following tables set forth information regarding the number of votes cast for, withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq Stock Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers (broker non-votes). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders meeting. The election of directors is decided by a plurality of the votes cast, and therefore, votes that are withheld have no effect on the outcome of the vote. Adoption of the proposal relating to our 1995 Stock Option Plan required the affirmative vote of a majority of shares cast at the meeting. Therefore, abstentions and broker non-votes have no effect on the vote.

          (i)  Election of Directors:

                                                                                   BROKER NON-
              NOMINEES                FOR             WITHHELD      ABSTENTIONS       VOTES
     -----------------------       ---------         ----------     -----------    -----------
      James A. Grigsby             7,892,250           189,912          N/A            N/A
      Michael D. Becker            6,452,622         1,629,540          N/A            N/A
      John E. Bagalay, Jr.         6,393,758         1,688,404          N/A            N/A
      Allen Bloom                  7,946,916           135,246          N/A            N/A
      Stephen K. Carter            7,947,411           134,751          N/A            N/A
      Robert F. Hendrickson        7,946,973           135,189          N/A            N/A
      Kevin G. Lokay               6,454,962         1,627,200          N/A            N/A
      H. Joseph Reiser             7,860,936           201,226          N/A            N/A

          (ii) Proposal to amend our 1995 Stock Option Plan to increase the maximum number of shares of common stock available for issuance thereunder from 450,263 to 650,263 shares and to reserve an additional 200,000 shares of common stock for issuance in connection with such increase for awards to be granted under the 1995 Stock Option Plan:



                                                                BROKER NON-
                   FOR          WITHHELD       ABSTENTIONS         VOTES
                ---------       --------       -----------      -----------
                7,699,815       347,187           35,160            N/A


ITEM 5.   OTHER INFORMATION

         One June 10, 2003, we entered into Change of Control Severance Agreements, in the form we utilize with our executive officers, with each of Ms. Thu A. Dang, our Vice President, Finance and Ms. Rita Auld, our Vice President, Human Resources and Administration.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits:

 Exhibit No.  Description
 -----------  -----------

    3.1 Bylaws of Cytogen Corporation, as amended. Filed as an exhibit to our Quarterly Report on Form 10-Q for the three-months ended March 31, 2003, as filed with the Securities and Exchange Commission on May 14, 2003, and incorporated herein by reference.

   10.1 Securities Purchase Agreement by and among Cytogen Corporation and the Purchasers (as defined therein) dated June 6, 2003. Filed as an exhibit to our Current Report on Form 8-K, dated June 6,

 Exhibit No.  Description
 -----------  -----------

               2003, filed with the Securities and Exchange Commission on June 9, 2003, and incorporated herein by reference.

   10.2 Form of Common Stock Purchase Warrant issued by Cytogen Corporation in favor of each Purchaser (as defined therein) dated June 6, 2003. Filed as an exhibit to our Current Report on Form 8-K, dated June 6, 2003, filed with the Securities and Exchange Commission on June 9, 2003, and incorporated herein by reference.

   10.3 Registration Rights Agreement by and among Cytogen Corporation and the Purchasers dated June 6, 2003. Filed as an exhibit to our Current Report on Form 8-K, dated June 6, 2003, filed with the Securities and Exchange Commission on June 9, 2003, and incorporated herein by reference.

   10.4 Securities Purchase Agreement by and among Cytogen Corporation and the Purchasers (as defined therein) dated July 10, 2003. Filed as an exhibit to our Current Report Form 8-K, dated July 10, 2003, filed with the Securities and Exchange Commission on July 11, 2003, and incorporated herein by reference.

   10.5 Form of Common Stock Purchase Warrant issued by Cytogen Corporation in favor of each Purchaser (as defined therein) dated July 10, 2003. Filed as an exhibit to our Current Report Form 8-K, dated July 10, 2003, filed with the Securities and Exchange Commission on July 11, 2003, and incorporated herein by reference.

   10.6 Registration Rights Agreement by and among Cytogen Corporation and the Purchasers dated July 10, 2003. Filed as an exhibit to our Current Report Form 8-K, dated July 10, 2003, filed with the Securities and Exchange Commission on July 11, 2003, and incorporated herein by reference.

   31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

   31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

   32          Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

(b) Reports on Form 8-K

                  On April 9, 2003, we filed a Current Report on Form 8-K, dated April 8, 2003, under Item 5, with respect to the termination of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with Draximage Inc., with respect to both of DRAXIS' BrachySeed(TM) I-125 and BrachySeed(TM) Pd-103 products.

                  On May 14, 2003, we furnished a Current Report on Form 8-K, dated May 14, 2003, under Item 9, containing a copy of our earnings release for the period ended March 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                  On June 9, 2003, we filed a Current Report on Form 8-K, dated June 6, 2003, under Item 5, announcing that we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold 1,052,632 shares of our common stock at $4.75 per share and issued warrants to such investors to purchase 315,790 shares of our common stock with an exercise price of $6.91 per share.

                  On July 3, 2003, we filed a Current Report on Form 8-K, dated June 18, 2003, under Item 5, announcing that we issued a joint press release with Advanced Magnetics, Inc. regarding the publication of clinical data in the New England Journal of Medicine.

                  On July 11, 2003, we filed a Current Report on Form 8-K, dated July 10, 2003, under Item 5, announcing that we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold an aggregate of 1,172,332 shares of our common stock at $8.53 per share and also issued warrants to such investors to purchase an aggregate of 1,172,332 shares of our common stock with an exercise price of $12.80 per share.

                  On July 14, 2003, we filed a Current Report on Form 8-K, dated July 14, 2003, under Item 5, announcing that we reached certain agreements with Progenics Pharmaceuticals, Inc. regarding our joint venture with Progenics.

                  On July 15, 2003, we filed a Current Report on Form 8-K, dated July 15, 2003, under Item 5, announcing that we issued a joint press release regarding presentations made at the International Society for Magnetic Resonance in Medicine's 11th Scientific Meeting, of data showing that magnetic resonance with Combidex aids in the non-invasive diagnosis of metastatic lymph nodes.

                  On August 1, 2003, we filed a Current Report on Form 8-K, dated August 1, 2003, under Item 5, announcing that we reacquired the marketing rights held by Berlex Laboratories to Quadramet in North and Latin America, in exchange for an upfront payment of $8.0 million and royalties based on future sales.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CYTOGEN CORPORATION





Date: August 14, 2003           By: /s/ Michael D. Becker
     --------------------          ------------------------------------
                                  Michael D. Becker
                                  President and Chief Executive Officer




Date: August 14 2003            By /s/ Thu A. Dang
     -------------------          -------------------------------------
                                  Thu A. Dang
                                   Vice President, Finance
                                    (Principal Financial and Accounting Officer)