Form 10-K/A
period 2002-12-31
CYTOGEN CORP
filed 2003-09-19
CIK 725058

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 --------------
                                   FORM 10-K/A
                                (Amendment No. 2)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...............................................................        F-1


                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 2 on Form 10-K/A ("Amendment No. 2") amends the Annual Report on Form 10-K, as previously amended (the "Form 10-K") of Cytogen Corporation (the "Company" or "Cytogen") for its fiscal year ended December 31, 2002. Amendment No. 2 is being filed to: (i) amend the Company's disclosure in "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", under the sub-heading "Liquidity and Capital Resources" of the Form 10-K, to include certain additional information regarding the Company's Contract Manufacturing Agreement with Laureate Pharma L.P.; and (ii) amend "Part IV, Item 15. Exhibits, Financial Statements, and Reports on Form 8-K" of the Form 10-K, to include additional information that was previously redacted from the Contract Manufacturing Agreement, filed as Exhibit 10.49 to the Form 10-K, in connection with the Company's request for confidential treatment.

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

In January 2003, we secured a new supply arrangement for the manufacturing of ProstaScint with Laureate Pharma L.P. and as a result, expect to use significant resources to build ProstaScint inventory levels to a two-year requirement. Pursuant to the terms of such Contract Manufacturing Agreement with Laureate, during 2003, we are required to pay a facility access and utilization fee of $1,000,000. We are also required to pay Laureate an additional $157,500 relating to Laureate's production of ProstaScint. The contract would have further required a payment of $136,800 to Laureate in the event that we required an optional production run for the antibody used in our ProstaScint product.

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

  3.5 By-Laws of Cytogen Corporation, as amended. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference.

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

  10.6 1989 Stock Option Policy for Outside Consultants. Filed as an exhibit to Amendment No. 1 to Form S-1 Registration Statement (No. 33-31280), and incorporated herein by reference. +

  10.7.1 License Agreement dated as of March 31, 1993 between Cytogen Corporation and The Dow Chemical Company. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended July 3, 1993, and incorporated herein by reference.*

  10.7.2 Amendment of the License Agreement between Cytogen Corporation and The Dow Chemical Company dated September 5, 1995. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended March 31, 1996, and incorporated herein by reference.*

  10.7.3  Second   Amendment  to  the  License   Agreement   between  Cytogen
          Corporation and The Dow Chemical Company dated May 20, 1996. Filed as an exhibit to Form 10-Q/A-1 Amendment to Quarterly Report for the quarter ended June 30, 1996, and incorporated herein by reference.*

  10.8 1992 Cytogen Corporation Employee Stock Option Plan II, as amended. Filed as an exhibit to Form S-4 Registration Statement (No. 33-88612), and incorporated herein by reference. +

  10.9 License Agreement, dated March 10, 1993, between Cytogen Corporation and The University of North Carolina at Chapel Hill, as amended. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1994, and incorporated herein by reference.*

  10.10 Option and License Agreement, dated July 1, 1993, between Cytogen Corporation and Sloan-Kettering Institute for Cancer Research. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1994, and incorporated herein by reference.*

  10.11 Cytogen Corporation Amended and Restated 1995 Stock Option Plan. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. +

  10.12 Horosziewicz - Cytogen Agreement, dated April 20, 1989, between Cytogen Corporation and Julius S. Horosziewicz, M.D., DMSe. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1995, and incorporated herein by reference.*

  10.13 Marketing and Co-Promotion Agreement between Cytogen Corporation and C.R. Bard, Inc. effective August 1, 1996. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended September 30, 1996, and incorporated herein by reference.*

  10.14 Severance Agreement effective as of March 26, 1996 between Cytogen Corporation and John D. Rodwell, Ph.D. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1996, and incorporated herein by reference. +

  10.15 Cytogen Corporation Employee Stock Purchase Plan, as amended. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. +

  10.16 License Agreement between Targon Corporation and Elan Corporation, plc dated July 21, 1997. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1997, and incorporated herein by reference.*

  10.17 Convertible Promissory Note dated as of August 12, 1998 between Cytogen Corporation and Elan International Services, Ltd. Filed as an exhibit to Form 10-Q Quarterly Report for the quarter ended June 30, 1998, and incorporated herein by reference.

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

  10.21 Employment Agreement effective as of June 10, 1997 between Cytogen Corporation and Donald F. Crane, Jr. Filed as an exhibit to Form 10-K Annual Report for the year ended December 31, 1999, and incorporated herein by reference. +

  10.22 Amended and Restated 1999 Stock Option Plan for Non-Employee Directors. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference.

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

  10.31   Written Compensatory  Agreement by and between Cytogen Corporation and
          H. Joseph Reiser dated August 24, 1998, as revised on July 11, 2000. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-48454), filed with the Commission on October 23, 2000, and incorporated herein by reference. +

  10.32 Written Compensatory Agreement by and between Cytogen Corporation and Lawrence Hoffman dated July 10, 2000. Filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-48454), filed with the Commission on October 23, 2000, and incorporated herein by reference. +

  10.33 Product Manufacturing and Supply Agreement by and between Cytogen Corporation and Draximage Inc. dated December 5, 2000. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference. *

  10.34 License and Distribution Agreement by and between Cytogen Corporation and Draximage Inc. dated December 5, 2000. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference. *

  10.35 Form of Executive Change of Control Severance Agreement by and between the Company and each of its Executive Officers. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference. +

  10.36.1 Lease Agreement by and between Newtown Associates, L.P. and AxCell Biosciences Corporation dated as of July 23, 1999. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

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

  10.47 Distribution Agreement by and between Cytogen Corporation and Matritech Inc. dated October 18, 2002. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. **

  10.48 Written Compensatory Agreement by and between Cytogen Corporation and Michael D. Becker dated December 17, 2002. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. +

  10.49 Contract Manufacturing Agreement by and between Cytogen Corporation and Laureate Pharma L.P. dated January 15, 2003. Filed herewith. **

  10.50 Quality Agreement by and between Cytogen Corporation and Laureate Pharma L.P. dated January 15, 2003. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. **

  16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 20, 2002. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on May 20, 2002, and incorporated herein by reference.

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

  21 Subsidiaries of Cytogen Corporation. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference.

  23.1    Consent of KPMG LLP. Filed herewith.

  23.2    Consent of PricewaterhouseCoopers. Filed herewith.

  31.1    Certification of  President and  Chief Executive  Officer  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

  31.2 Certification of Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

  32.1 Certification of President and Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

  32.2 Certification of Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

  99.1 Code of Ethics of Cytogen Corporation adopted by the Company as of March 2003. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference.

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

         (d) Financial Statement Schedules:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of September 2003.

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

                       Signature                                       Title                           Date
   -------------------------------------------------  -------------------------------------      --------------
   By:     /s/ Michael D. Becker                      Chief Executive Officer and President      September 19, 2003
           -----------------------------------------  (Principal Executive Officer and
           Michael D. Becker                          Director)

   By:     /s/ Christopher P. Schnittker              Vice President, Chief Financial Officer    September 19, 2003
           -----------------------------------------  (Principal Financial and Accounting
           Christopher P. Schnittker                  Officer)

   By:     /s/ John E. Bagalay, Jr.                   Director                                   September 19, 2003
           -----------------------------------------
           John E. Bagalay, Jr.

   By:     /s/ Allen Bloom                            Director                                   September 19, 2003
           -----------------------------------------
           Allen Bloom

   By:     /s/ Stephen K. Carter                      Director                                   September 18, 2003
           -----------------------------------------
           Stephen K. Carter

   By:     /s/ James A. Grigsby                       Director and Chairman of the Board         September 19, 2003
           -----------------------------------------
           James A. Grigsby

   By:     /s/ Robert F. Hendrickson                  Director                                   September 19, 2003
           -----------------------------------------
           Robert F. Hendrickson

  By:      /s/ Kevin G. Lokay                         Director                                   September 19, 2003
           -----------------------------------------
           Kevin G. Lokay

   By:     /s/ H. Joseph Reiser                       Director                                   September 19, 2003
           -----------------------------------------
           H. Joseph Reiser


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