Form 10-Q
period 2003-09-30
CYTOGEN CORP
filed 2003-11-12
CIK 725058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

       (Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended September 30, 2003
                                ------------------

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

                        Commission file number 000-14879
                                               ---------

                              Cytogen Corporation
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                              22-2322400
---------------------------------                         ----------------------
 (State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organizatiion                            Identification Number)


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
                                             ---    ---
           Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes X  No    .
                                                   ---    ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                               Outstanding at November 10, 2003
---------------------------------               --------------------------------
Common Stock, $.01 par value                                 12,906,353

                               CYTOGEN CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION..............................................  1

     Item 1.  Consolidated Financial Statements (unaudited).................  1

              Consolidated Balance Sheets as of September 30, 2003 and
                 December 31, 2002..........................................  2

              Consolidated Statements of Operations for the Three and Nine
                 Months Ended September 30, 2003 and 2002...................  3

              Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2003 and 2002 .........................  4

              Notes to Consolidated Financial Statements....................  5

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................. 13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.... 27

     Item 4.  Controls and Procedures....................................... 27

PART II.  OTHER INFORMATION................................................. 28

     Item 2.  Changes in Securities and Use of Proceeds..................... 28

     Item 5.  Other Information............................................. 30

     Item 6.  Exhibits and Reports on Form 8-K.............................. 30

SIGNATURES.................................................................. 33

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
             Item 1 - Consolidated Financial Statements (unaudited)

                             CYTOGEN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                  (All amounts in thousands, except share and per share data)
                                           (Unaudited)

                                                                         SEPTEMBER 30,   DECEMBER 31,
                                                                             2003            2002
                                                                        -------------   -------------
ASSETS:
Current assets:
  Cash and cash equivalents ......................................        $ 12,828         $ 14,725
  Accounts receivable, net .......................................           1,708            1,778
  Inventories ....................................................           2,357            1,262
  Other current assets ...........................................           1,199              643
                                                                          --------         --------

    Total current assets .........................................          18,092           18,408


Property and equipment, net ......................................             625            1,072
Quadramet license fee, net .......................................           7,888                -
Other assets .....................................................             686              414
                                                                          --------         --------


                                                                          $ 27,291         $ 19,894
                                                                          ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term liabilities .......................        $     76         $     80
  Accounts payable and accrued liabilities .......................           5,796            4,427
  Deferred revenue ...............................................              31              385
                                                                          --------         --------

    Total current liabilities ....................................           5,903            4,892
                                                                          --------         --------

Long-term liabilities ............................................           2,534            2,614
                                                                          --------         --------

Deferred revenue .................................................               -            1,800
                                                                          --------         --------

Stockholders' equity:
  Preferred  stock,  $.01 par value, 5,400,000 shares authorized -
    Series C Junior Participating Preferred Stock, $.01 par value,
    200,000 shares authorized, none issued and outstanding .......               -                -
  Common stock, $.01 par value, 25,000,000 shares authorized,
    10,992,382 and 8,758,235 shares issued and outstanding
    at September 30, 2003 and December 31, 2002, respectively ....             110               88
  Additional paid-in capital .....................................         381,354          366,884
  Deferred compensation ..........................................              (1)              (4)
  Accumulated deficit ............................................        (362,609)        (356,380)
                                                                          --------         --------

    Total stockholders' equity ...................................          18,854           10,588
                                                                          --------         --------

                                                                          $ 27,291         $ 19,894
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

                                      CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (All amounts in thousands, except per share data)
                                                   (Unaudited)

                                                           THREE MONTHS                      NINE MONTHS
                                                        ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                     -----------------------          -----------------------
                                                        2003          2002               2003          2002
                                                     ---------     ---------          ---------      --------
REVENUES:
  Product related:
    ProstaScint ...................................  $  1,519       $  1,914          $  4,738       $  5,961
    Quadramet .....................................     1,159              -             1,159              -
    NMP22 BladderChek .............................       116              -               239              -
    BrachySeed ....................................         -            698               240          1,715
    OncoScint .....................................         -             48                 -            158
                                                     --------       --------          --------       --------
           Total product sales ....................     2,794          2,660             6,376          7,834

    Quadramet royalties ...........................       191            376             1,105          1,385
                                                     --------       --------          --------       --------
           Total product related ..................     2,985          3,036             7,481          9,219

    License and contract ..........................     2,520             65             2,827            345
                                                     --------       --------          --------       --------

           Total revenues .........................     5,505          3,101            10,308          9,564
                                                     --------       --------          --------       --------

OPERATING EXPENSES:
  Cost of product related revenues ................     2,154          1,154             3,964          3,449
  Research and development ........................       900          1,331             2,504          6,876
  Equity loss in joint venture ....................       714          1,006             2,680          2,114
  Selling and marketing ...........................     1,464          1,433             3,940          4,508
  General and administrative ......................     1,169          1,664             3,985          4,374
                                                     --------       --------          --------       --------

           Total operating expenses ...............     6,401          6,588            17,073         21,321
                                                     --------       --------          --------       --------

           Operating loss .........................      (896)        (3,487)           (6,765)       (11,757)

LOSS ON INVESTMENT ................................         -           (516)                -           (516)
INTEREST INCOME ...................................        32             75                91            224
INTEREST EXPENSE ..................................       (46)           (43)             (139)          (127)
                                                     --------       --------          --------       --------

           Loss before income taxes ...............      (910)        (3,971)           (6,813)       (12,176)

INCOME TAX BENEFIT ................................         -              -              (584)             -
                                                     --------       --------          --------       --------

NET LOSS ..........................................  $   (910)      $ (3,971)         $ (6,229)      $(12,176)
                                                     ========       ========          ========       ========

BASIC AND DILUTED NET LOSS PER SHARE ..............  $  (0.08)      $  (0.46)         $  (0.65)      $  (1.46)
                                                     ========       ========          ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ........    10,866          8,660             9,570          8,353
                                                     ========       ========          ========       ========

                The accompanying notes are an integral part of these statements.

                                 CYTOGEN CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (All amounts in thousands)
                                             (Unaudited)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                    2003              2002
                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss    .................................................   $  (6,229)          $(12,176)
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization ........................        544                 560
       Stock-based compensation expenses ....................        505                 781
       Amortization of deferred revenue .....................     (2,154)               (345)
       Stock-based milestone payments .......................          -               2,033
       Asset impairment .....................................        115                 396
       Loss on disposition of assets ........................         28                   -
       Loss on investment ...................................          -                 516
       Changes in assets and liabilities:
         Receivables, net ...................................         70                 959
         Inventories ........................................     (1,095)                711
         Other assets .......................................       (965)                 85
         Accounts payable and accrued liabilities ...........      1,404                (848)
         Other liabilities ..................................          -                 390
                                                                --------            --------

     Net cash used in operating activities ..................     (7,777)             (6,938)
                                                                --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of product rights ..................................     (8,000)             (1,000)
Net proceeds from sale of equipment .........................          -                 100
Purchases of property and equipment .........................        (12)               (103)
                                                                --------            --------

     Net cash used in investing activities ..................     (8,012)             (1,003)
                                                                --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ......................     13,976              12,962
Payment of long-term liabilities ............................        (84)                (84)
                                                                --------            --------

     Net cash provided by financing activities ..............     13,892              12,878
                                                                --------            --------

Net increase (decrease) in cash and cash equivalents ........     (1,897)              4,937

Cash and cash equivalents, beginning of period ..............     14,725              11,309
                                                                --------            --------

Cash and cash equivalents, end of period ....................   $ 12,828            $ 16,246
                                                                ========            ========

                The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  THE COMPANY

BACKGROUND

         Cytogen Corporation and its subsidiaries ("Cytogen" or the "Company") of Princeton, New Jersey is a product-driven, oncology-focused biopharmaceutical company. Cytogen markets proprietary and licensed oncology products through its internal specialty sales force: Quadramet(R) (a skeletal targeting therapeutic radiopharmaceutical for the relief of pain due to bone metastases); ProstaScint(R) (a monoclonal antibody-based imaging agent used to image the extent and spread of prostate cancer), and NMP22(R) BladderChek(TM) (a point-of-care, in vitro diagnostic test for bladder cancer). Cytogen has exclusive U.S. marketing rights to Combidex(R) (an ultrasmall superparamagnetic iron oxide contrast agent for magnetic resonance imaging of lymph nodes) that is pending clearance by the U.S. Food and Drug Administration (the "FDA"). The Company's pipeline is comprised of product candidates at various stages of clinical and pre-clinical development, including fully human monoclonal antibodies and cancer vaccines based on prostate specific membrane antigen ("PSMA") technology, which Cytogen exclusively licensed from Memorial Sloan-Kettering Cancer Center.

         Cytogen has had a history of operating losses since its inception. The Company currently relies on two products, ProstaScint and Quadramet, for substantially all of its revenues. In addition, the Company has, from time to time, stopped selling certain products, such as BrachySeed and OncoScint CR/OV, that the Company previously believed would generate significant revenues for its business. The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals. In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary products for the Company to sell and market to others.

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

INVENTORIES

         The Company's inventories are primarily related to ProstaScint and NMP22 BladderChek. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following (all amounts in thousands):


                                   September 30, 2003      December 31, 2002
                                   ------------------      -----------------
 Raw materials....................    $          -           $        506
 Work-in-process..................           1,089                     39
 Finished goods...................           1,268                    717
                                      ------------           ------------
                                      $      2,357           $      1,262
                                      ============           ============
IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," if indicators of impairment exist, management assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows and eventual disposition of the asset. If impairment is indicated, management measures the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. During the three months ended September 30, 2003, the Company recorded a charge of $115,000 to cost of product related revenues in the accompanying consolidated statements of operations for the asset impairment associated with a licensing fee previously paid by the Company related to NMP22 BladderChek (see Note 11).

NET LOSS PER SHARE

         Basic net loss per common share is based upon the weighted average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share because the inclusion of common stock equivalents would be antidilutive due to the Company's losses.

NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, companies must complete their evaluations of the entities and consolidate those where they are the primary beneficiary in financial statements issued for the first interim or annual period ending after December 15, 2003. The Company is currently evaluating the impact of this Interpretation.


OTHER COMPREHENSIVE LOSS

         Other comprehensive loss in 2002 consisted of an unrealized loss on a marketable security. For the three and nine months ended September 30, 2002, the net unrealized holding losses of that security were $321,000 and $860,000, respectively, and as a result, the comprehensive loss for the three and nine months ended September 30, 2002 was $4.3 million and $13.0 million, respectively. There were no marketable securities outstanding during the nine months ended September 30, 2003 and therefore no other comprehensive gains or losses.

STOCK-BASED COMPENSATION

         The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company records deferred compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date.

         The Company follows the disclosure provisions of SFAS 123 "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for options been recognized in the consolidated statements of operations using the fair value method of accounting, the Company's net loss and net loss per share would have been as follows (all amounts in thousands, except per share data):


                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                 -------------------------------   --------------------------------

                                                       2003             2002              2003              2002
                                                       -----            ----              ----              ----
Net loss, as reported......................       $      (910)     $    (3,971)     $     (6,229)     $    (12,176)
  Add: Stock-based employee
   compensation expense
   included in reported net loss...........                 2               95                 3               586
  Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value-based method for
   all awards..............................              (382)            (998)           (1,094)           (2,672)
                                                  -----------      -----------      ------------      ------------
 Pro forma net loss........................       $    (1,290)     $    (4,874)     $     (7,320)     $    (14,262)
                                                  ===========      ===========      ============      ============
 Basic and diluted net loss per
     share, as reported....................       $     (0.08)     $     (0.46)     $      (0.65)     $      (1.46)
                                                  ===========      ===========      ============      ============
Pro forma basic and diluted net
     loss per share........................       $     (0.12)     $     (0.56)     $      (0.76)     $      (1.71)
                                                  ===========      ===========      ============      ============

RECLASSIFICATION

         Certain reclassifications have been reflected in the 2002 consolidated financial statements to conform with the 2003 presentation.

2.   EQUITY LOSS IN PSMA DEVELOPMENT COMPANY LLC

         In June 1999, Cytogen entered into a joint venture with Progenics Pharmaceuticals Inc. ("Progenics," and collectively with Cytogen, the "Members"), to form The PSMA Development Company LLC (the "Joint Venture"). The Joint Venture is currently developing antibody-based and vaccine immunotherapeutic products utilizing Cytogen's exclusively licensed PSMA technology. The Joint Venture is owned equally by Cytogen and Progenics.


         Cytogen accounts for the Joint Venture using the equity method of accounting. Through November 2001, Progenics was obligated to fund the initial $3.0 million of the development costs related to the Joint Venture. Beginning in December 2001, Cytogen began to recognize 50% of the Joint Venture's operating results in its consolidated statements of operations. The Joint Venture is expected to continue to incur losses in future years if an agreement between the Members is reached and the Joint Venture's operations are funded. For the three months ended September 30, 2003 and 2002, Cytogen recognized $714,000 and $1.0 million, respectively, of such losses. For the nine months ended September 30, 2003 and 2002, Cytogen recognized $2.7 million and $2.1 million, respectively, of such losses. As of September 30, 2003 and December 31, 2002, the carrying value of Cytogen's investment in the Joint Venture was $371,000 and $1,000, respectively, which represents Cytogen's investment to date in the Joint Venture less its cumulative share of losses and is recorded in other assets. Selected financial statement information of the Joint Venture is as follows (all amounts in thousands):



BALANCE SHEET DATA:                                           SEPTEMBER 30,       DECEMBER 31,
                                                                  2003                2002
                                                              -------------      --------------
Cash........................................................    $    965            $   290
Prepaid expenses............................................           7                  -
                                                                --------            -------

            Total Assets....................................    $    972            $   290
                                                                ========            =======

Accounts payable and accrued expenses.......................    $    247            $    304
Capital contributions.......................................      17,498              11,399
Accumulated deficit.........................................     (16,773)            (11,413)
                                                                --------            --------

            Total Liabilities and Equity....................    $    972            $    290
                                                                ========            ========

INCOME STATEMENT DATA:
                                       THREE                             NINE
                                   MONTHS ENDED                      MONTHS ENDED            FOR THE PERIOD
                                  SEPTEMBER  30,                     SEPTEMBER 30,         FROM JUNE 15, 1999
                           ---------------------------       ---------------------------     (INCEPTION) TO
                              2003              2002            2003              2002    SEPTEMBER 30,  2003
                           ---------         ---------       ---------         ---------  -------------------


Interest income.......     $       1        $       -        $       2          $       4       $     231
Total expenses........         1,430            2,012            5,362              4,232          17,004
                           ----------       ---------         --------          ---------       ---------

Net loss..............     $  (1,429)       $  (2,012)       $  (5,360)         $  (4,228)      $ (16,773)
                           =========        =========        =========          =========       =========

         In July 2003, the Members agreed to: (i) an updated work plan governing the activities of the Joint Venture for the remainder of 2003, including the execution of various third-party contracts; (ii) a budget for the Joint Venture's operations for 2003 and respective capital contributions of the Members; and (iii) an amended services agreement pursuant to which the Members will provide research and development and related services for the remainder of 2003. In October 2003, Cytogen contributed an additional $950,000 to the Joint Venture and has therefore satisfied its financial commitments to the Joint Venture through the end of 2003. The Joint Venture's work plan, budget, and other operational and financial matters relating to periods after 2003 will require the further agreement of the Members prior to January 1, 2004 in order for the Joint Venture to continue to receive operating funds thereafter.

3.  LITIGATION

         On March 17, 2000, Cytogen was sued in the U.S. District Court for the District of New Jersey by M. David Goldenberg ("Goldenberg") and Immunomedics, Inc. (collectively "Plaintiffs"). Plaintiffs allege that Cytogen's ProstaScint product infringes a patent purportedly owned by Goldenberg and licensed to Immunomedics. Cytogen believes that ProstaScint does not infringe this patent and that the patent is invalid and unenforceable.

         The patent sought to be enforced in the litigation has now expired. As a result, the claim, even if successful, would not result in an injunction barring the continued sale of ProstaScint or affect any other of Cytogen's products or technology. In addition, Cytogen has certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be offset against royalty payments on sales of ProstaScint.

         On April 29, 2003, the District Court granted Cytogen's motion for summary judgment of non-infringement and dismissed Plaintiffs' complaint. Plaintiffs have appealed that ruling to the U.S. Court of Appeals for the Federal Circuit. The appeal is now fully briefed, but the Court has not yet set a date for the argument.

4.  INCOME TAXES

         During the first quarter of 2003, the Company sold its New Jersey state net operating loss and research and development credit carryforwards, which resulted in the recognition of $584,000 of income tax benefit. This benefit has been recognized because the sale has been approved by the necessary New Jersey state authorities and the Company has completed the sale with a qualified buyer.

5.  SALES OF COMMON STOCK

         In June 2003, the Company entered into a securities purchase agreement pursuant to which the Company sold 1,052,632 shares of its common stock to certain institutional investors at $4.75 per share, resulting in net proceeds of approximately $4.6 million. In connection with the sale, the Company issued to the investors warrants to purchase 315,790 shares of its common stock with an exercise price of $6.91 per share. The warrants are exercisable until June 6, 2008.

         In July 2003, the Company entered into a securities purchase agreement pursuant to which the Company sold 1,172,332 shares of its common stock to certain institutional investors at $8.53 per share, resulting in net proceeds of approximately $9.4 million. In connection with the sale, the Company issued to the investors warrants to purchase 1,172,332 shares of its common stock with an exercise price of $12.80 per share. In addition, the Company also issued: (i) warrants to purchase 100,000 shares of its common stock at an exercise price of $12.80 per share to a consultant as part of its compensation for services rendered in connection with this financing; and (ii) warrants to purchase an aggregate of 250,000 shares of its common stock at an exercise price of $10.97 per share, to certain stockholders, in connection with such stockholders' waiver of certain rights in connection with this financing. All warrants issued in connection with this financing are exercisable until July 10, 2008 and become automatically exercised, in full, if the closing price of the Company's common stock is at least 130% of the exercise price then in effect ($16.64 or $14.26, as applicable) for 30 consecutive trading days. Upon receipt of written notice by the Company of such automatic exercise, the holders of the warrants must exercise such warrants by paying the Company the exercise price times the number of shares of common stock issuable upon exercise.

         See Note 11 for a subsequent event related to the sale of common stock.

6.  WARRANTS ISSUED TO CONSULTANTS

         In June 2003, the Company issued to consultants warrants to purchase an aggregate of 100,000 shares of its common stock at an exercise price of $5.65 per share for consulting services. The warrants are exercisable in 12 equal installments on each monthly anniversary from the date of issuance and are exercisable through June 10, 2006. The Company recorded the fair value of these warrants in the amount of $497,000 in its consolidated statement of operations for the second quarter of 2003 using the Black-Scholes pricing model.

7.  STOCK OPTION PLANS

         At the Company's 2003 Annual Meeting of Stockholders held on June 10, 2003, the stockholders of the Company approved a proposal to amend its 1995 Stock Option Plan to increase the maximum number of shares of the Company's common stock available for issuance thereunder from 450,263 to 650,263 shares and to reserve an additional 200,000 shares in connection with such increase.

8.  REACQUISITION OF QUADRAMET

         In June 2003, the Company announced that it had entered into an agreement with Berlex Laboratories Inc. ("Berlex") to reacquire marketing rights to Quadramet in North America and Latin America in exchange for an upfront payment of $8.0 million and royalties based on future sales of Quadramet, subject to Cytogen obtaining any necessary financing for the reacquisition. Cytogen reacquired marketing rights to Quadramet on August 1, 2003 and, in accordance with that agreement, Cytogen began recording all revenue from the sales of Quadramet. Cytogen will no longer receive royalty revenue from Berlex. The up-front license payment of $8.0 million was capitalized in the third quarter of 2003 as Quadramet license fee in the accompanying consolidated balance sheet and is being amortized over approximately twelve years, which is the estimated performance period of the agreement. During the three and nine months ended September 30, 2003, Cytogen recorded $112,000 of such amortization as cost of product related revenues in the accompanying consolidated statement of operations.

         In 1998, under a separate agreement, the Company had licensed the marketing rights to Quadramet to Berlex, in exchange for, among other things, an up-front, non-refundable license fee. In connection with the adoption of U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") effective January 1, 2000, the Company deferred $2.8 million of such license fee net of associated costs. Under SAB 101, this amount was recorded as deferred revenue to be recognized over the estimated performance period. In August 2003, the 1998 license was terminated and as a result, the remaining unamortized deferred revenue of $1.9 million was recognized as license and contract revenue in the accompanying consolidated statement of operations during the third quarter of 2003.

9.  MANUFACTURING COMMITMENT

         As a result of the Company's recent reacquisition of marketing rights to Quadramet, the Company assumed all of Berlex's obligations under a Manufacturing and Supply Agreement with Bristol Meyers Squibb, including an obligation to pay manufacturing costs of at least $3.7 million annually through 2005. As of September 30, 2003, the Company is obligated to pay approximately $926,000 in such manufacturing costs for the remainder of 2003.

10. ANTISOMA RESEARCH LIMITED

           In September 2003, Antisoma Research Limited ("Antisoma") acquired certain royalty rights to Antisoma's lead product, R1549 (formerly Pemtumomab), from Cytogen. In connection with Antisoma's acquisition of such rights, Antisoma made a cash payment to Cytogen of $500,000 which the Company recognized as revenue because it has no continuing involvement in this arrangement. Antisoma has agreed to make an additional payment of $500,000 upon the first commercial sale, if any, of the R1549 product. In return, Cytogen relinquished its right to receive royalties equivalent to 1.65% of future net sales, if any, of the R1549 product.

11. SUBSEQUENT EVENTS


           On October 30, 2003, Matritech, Inc. and Cytogen Corporation executed an Amended and Restated Distribution Agreement (the "Restated Agreement") modifying the Distribution Agreement originally entered into by the parties on October 18, 2002. Under the terms of the Restated Agreement, which took effect on November 8, 2003, Cytogen has a non-exclusive right to sell NMP22 BladderChek to urologists until December 31, 2003 and an exclusive right to continue to sell NMP22 BladderChek to oncologists for the term of the Restated Agreement. The term of the Restated Agreement expires on December 31, 2004 and is renewable annually thereafter upon the mutual consent of the parties. The parties also have agreed to remove the requirement that Cytogen sell a minimum quantity of NMP22 BladderChek in order to maintain its exclusivity.

           In November 2003, the Company issued and sold 1,863,637 shares of its common stock to certain institutional investors at $11.00 per share resulting in gross proceeds to the Company, before transaction costs, of approximately $20.5 million.

           In November 2003, Cytogen entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") with DSM Biologics Company B.V. ("DSM") to terminate a development agreement previously entered into between the two companies in 2000 for certain development activities with respect to ProstaScint. As of September 30, 2003, Cytogen has a liability recorded of $730,000 in the accompanying consolidated balance sheet to DSM. As a result of the Settlement Agreement, Cytogen will record an expense reversal of $580,000 to research and development in the fourth quarter of 2003 and a corresponding reduction in accounts payable and accrued expenses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Quarterly Report on Form
10-Q regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipates," "believes," "estimates," "expects," "intends," "may," "plans," "projects," "will," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Risk factors that could cause actual results to differ materially include those identified in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended, under the caption "Additional Factors That May Affect Future Results" and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange
Commission. Investors are cautioned not to put undue reliance on any forward-looking statement. Any forward-looking statements made by us do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, and these statements represent our current outlook only as of the date they are made.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere herein, as well as in our Annual Report on Form 10-K for the year ended December 31, 2002, as amended, and from time to time in our other filings with the Securities and Exchange Commission.

SIGNIFICANT DEVELOPMENTS IN 2003

         PRODUCT DEVELOPMENTS. In January 2003, we provided Draximage Inc. with notice of termination for each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with respect to both of Draximage's BrachySeed I-125 and BrachySeed Pd-103 products. In April 2003, we entered into an agreement with Draximage to formally terminate each of these agreements. We no longer accept or fill new orders for the BrachySeed products.

         In June 2003, we entered into an agreement with Berlex Laboratories, a U.S. affiliate of Schering AG, Germany, whereby marketing rights held by Berlex Laboratories to market Quadramet (Samarium Sm 153 Lexidronam) in North America and Latin America would be returned to us in exchange for an upfront payment of $8.0 million and royalties based on future sales. Effective August 1, 2003, we completed the reacquisition of such rights and began marketing Quadramet through our internal specialty sales force.

         In October 2003, we entered into an amendment and restatement of our Distribution Agreement with Matritech originally entered into on October 18, 2002. Under the terms of this restated agreement, which took effect on November 8, 2003, we have a non-exclusive right to sell NMP22 BladderChek to urologists until December 31, 2003 and an exclusive right to continue to sell NMP22 BladderChek to oncologists through the term of the restated agreement which is December 31, 2004. All minimum sales requirements were removed from the agreement.

         BUSINESS DEVELOPMENTS. In June 2003, we announced that we had formed a partnership with Siemens Medical Solutions and the University Hospitals of Cleveland to promote advances in prostate cancer imaging. Also in June 2003, we announced the formation of an alliance with GE Medical Systems, a unit of General Electric Company, to market a total molecular imaging system to help evaluate the extent and spread of prostate cancer by integrating GE Medical's Infinia(TM) Hawkeye(R) imaging system with our ProstaScint imaging agent.

         In July 2003, in connection with our joint venture with Progenics Pharmaceuticals, Inc., we and Progenics agreed to an updated work plan, budget and services agreement for the remainder of 2003. Mutual agreement of the parties will be required with respect to such agreements for periods beyond December 31, 2003.

         In September 2003, we received $500,000 from Antisoma as a result of Antisoma's acquisition of certain royalty rights to its lead product, R1549 (formerly Pemtumomab), from us. Antisoma has agreed to make an additional payment of $500,000 upon the first commercial sale, if any, of the R1549 product. In return, we relinquished our right to receive royalties equivalent to 1.65% of future net sales, if any, of the R1549 product.

         FINANCING DEVELOPMENTS. In June 2003, we issued and sold 1,052,632 shares of our common stock at $4.75 per share for aggregate net proceeds of $4.6 million. In connection with such financing, we also issued warrants to purchase 315,790 shares of our common stock with an exercise price of $6.91 per share. The warrants are exercisable until June 6, 2008.

         In July 2003, we issued and sold 1,172,332 shares of our common stock at $8.53 per share and issued warrants to purchase 1,172,332 shares of our common stock, resulting in net proceeds of approximately $9.4 million. In addition, we issued warrants to purchase an aggregate of 350,000 shares of our common stock to a consultant and certain stockholders in connection with this financing. All warrants issued in connection with this financing are exercisable until July 10, 2008 and become automatically exercised, in full, if the closing price of our common stock is at least 130% of the exercise price then in effect ($16.64 or $14.26, as applicable) for 30 consecutive trading days. The net proceeds from this financing were used in our reacquisition of certain marketing rights from Berlex and related expenses.

         In November 2003, we issued and sold 1,863,637 shares of our common stock to certain institutional investors at $11.00 per share resulting in gross proceeds to us, before transaction costs, of approximately $20.5 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES. Total revenues for the third quarter of 2003 were $5.5 million compared to $3.1 million for the same period in 2002. Product related revenues, which include product sales and royalties, accounted for 54% and 98% of total revenues for the third quarters of 2003 and 2002, respectively. License and contract revenues accounted for the remainder of revenues.

           QUADRAMET. Berlex Laboratories marketed Quadramet in the United States through July 31, 2003. On August 1, 2003, we reacquired marketing rights to Quadramet from Berlex and began marketing Quadramet through our internal specialty sales force. On August 1, 2003, we began recording all revenue from our sales of Quadramet. Royalty revenue from sales of Quadramet in the third quarter of 2003 was $191,000 through July 31, 2003 compared to $376,000 in the full quarter of 2002. Cytogen recorded Quadramet sales of $1.2 million from August 1, 2003 through September 30, 2003 for the third quarter 2003. Quadramet sales and royalties combined accounted for 45% and 12% of product related revenues for the third quarter of 2003 and 2002, respectively. Effective upon the reacquisition of such marketing rights, we no longer receive royalty revenue from Berlex for Quadramet and pay royalties to Berlex on our sales of Quadramet. Currently, we market Quadramet only in the United States. Schering AG, Germany, through its subsidiary CIS Bio International, will continue to market Quadramet in Europe as a direct licensee of Dow Chemical Company. We believe that the future growth and market penetration of Quadramet is dependent upon, among other things: (i) new clinical data supporting the expanded and earlier use of Quadramet in various cancers; (ii) novel research supporting combination uses with other therapies, such as chemotherapeutics and bisphophonates; and (iii) establishing the use of Quadramet at higher doses to target and treat primary bone cancers. We cannot assure you that we will be able to successfully market Quadramet or that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for us.

           PROSTASCINT. ProstaScint sales were $1.5 million for the third quarter of 2003, a decrease of $395,000 from $1.9 million in the third quarter of 2002. Sales of ProstaScint accounted for 51% and 63% of product related revenues for the third quarters of 2003 and 2002, respectively. ProstaScint has historically been a challenging product for physicians and technologists to use, in part due to inherent limitations in nuclear medicine imaging. While we believe that the period to period decrease in ProstaScint sales that we have experienced is due, to a large degree, to such challenge, we also believe that such decline in ProstaScint revenue may be reversed depending upon, among other things, the implementation and continued research relating to the following: (i) advances in imaging technology; (ii) new product applications; and (iii) improvements in healthcare reimbursement practices. We cannot assure you that we will be able to successfully market ProstaScint, or that ProstaScint will achieve greater market penetration on a timely basis or result in significant revenues for us.

         NMP22 BLADDERCHEK. NMP22 BladderChek sales during the third quarter of 2003 were $116,000 which represented 4% of our total product related revenues. We began promoting NMP22 BladderChek to both urologists and oncologists in the United States in November 2002 using our internal sales force. On October 30, 2003, we entered into an Amended and Restated Distribution Agreement with

Matritech whereby, effective November 8, 2003, we have the right to non-exclusively market NMP22 BladderChek to urologists through December 31, 2003 and also exclusively market NMP22 BladderChek to oncologists through the term of the amended agreement, which is December 31, 2004. We cannot assure you that we will be able to successfully market NMP22 BladderChek, or that NMP22 BladderChek will achieve greater market penetration on a timely basis or result in significant revenues for us.

         BRACHYSEED. BrachySeed sales during the third quarter of 2002 were $698,000, which represented 23% of product related revenues in the third quarter of 2002. Effective January 24, 2003, we stopped accepting and filling new orders for the BrachySeed I-125 and BrachySeed Pd-103 products. In April 2003, we entered into an agreement with Draximage to formally terminate our agreements with respect to these products.

         ONCOSCINT. OncoScint CR/OV sales during the third quarter of 2002 were $48,000. We stopped selling OncoScint CR/OV in December 2002 in order to focus our efforts on other oncology products, primarily because the market for OncoScint CR/OV for colorectal cancer diagnosis was negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV.

         LICENSE AND CONTRACT REVENUES. License and contract revenues were $2.5 million and $65,000 for the third quarters of 2003 and 2002, respectively. Under SAB 101, which we adopted in 2000, license revenues from certain up-front, non-refundable license fees previously recognized in prior years were deferred and are being amortized over the estimated performance period. In the third quarter of 2003, we recognized $2.0 million of previously deferred license revenue compared to $65,000 for the same period in 2002. Such increase from the prior year period is due primarily to our recognition of the remaining unamortized deferred revenue in the amount of $1.9 million related to an up-front license payment net of associated costs, which we received from Berlex Laboratories in 1998 for granting them the marketing rights to Quadramet. In August 2003, the 1998 license agreement was terminated and we reacquired those rights from Berlex Laboratories. In addition, during the third quarter of 2003, we recognized $500,000 from Antisoma in connection with Antisoma's acquisition of certain royalty rights to its lead product, R1549 (formerly Pemtumomab), because we have no continuing involvement in this arrangement, and $59,000 of contract revenues for limited research and development services provided by us to The PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals Inc. The level of future revenues for the remainder of 2003, if any, for contract services provided to the joint venture may vary and will depend upon the extent of research and development services required by the joint venture.

OPERATING EXPENSES. Total operating expenses for the third quarter of 2003 were $6.4 million compared to $6.6 million in the same quarter of 2002.

         COST OF PRODUCT RELATED REVENUES. Cost of product related revenues for the third quarter of 2003 were $2.2 million compared to $1.2 million in the same period of 2002. The increase from the prior year period is due to the August 2003 initiation of manufacturing costs for Quadramet and royalties to Berlex on our sales of Quadramet. Also included in the 2003 cost of product related revenues is amortization of the up-front payment to Berlex to reacquire Quadramet, inventory reserves for excess ProstaScint and NMP22 BladderChek due to shelf-life expiration issues and a non-cash charge of $115,000 for the impairment of the carrying value of an up-front license fee associated with NMP22 BladderChek, which we believe will not be recoverable given our projected sales volumes. The increase is partially offset by lower costs associated with our discontinuation of BrachySeed sales in January 2003.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 2003 were $900,000 compared to $1.3 million in the same period of 2002. The current year expenses reflect costs associated with our efforts to explore new applications for ProstaScint such as image guided therapies and imaging enhancements. The decrease from the prior year period is attributable primarily to cost-saving measures implemented in September 2002 as a result of a restructuring at our subsidiary AxCell Biosciences. During the third quarters of 2003 and 2002, we incurred $382,000 and $956,000, respectively, in expenses relating to AxCell's operations. In September 2002, we significantly reduced AxCell's workforce to reduce the cash expenditures relating to AxCell in order to leverage our oncology franchise.

         EQUITY LOSS IN JOINT VENTURE. Our share in the equity loss in The PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc. was $714,000 during the third quarter of 2003 compared to $1.0 million in the same quarter of 2002 and represented 50% of the joint venture's operating losses. We own equally the joint venture with Progenics, account for the joint venture using the equity method of accounting and share equally with Progenics the costs of the joint venture. On July 14, 2003, we agreed with Progenics, in connection with the joint venture: (i) to an updated work plan governing the activities of the joint venture for the remainder of 2003, including the execution of various third-party contracts; (ii) to a budget for the joint venture's operations for 2003 and related capital contributions of the parties; and (iii) to an amended services agreement pursuant to which each party to the joint venture will provide research and development and related services for the remainder of 2003. The joint venture's work plan, budget, and other operational and financial matters relating to periods after 2003 will require the further agreement between us and Progenics prior to January 1, 2004 in order for the joint venture to continue to receive operating funds thereafter. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture, although we cannot assure you that any further agreements between us and Progenics will be reached regarding the joint venture.

         SELLING AND MARKETING. Selling and marketing expenses for the third quarter of 2003 increased marginally to $1.5 million compared to $1.4 million in the same period of 2002. Increases in selling and marketing efforts on NMP22 BladderChek, which was introduced to the market in November 2002, and Quadramet, which we reacquired from Berlex Laboratories in August 2003 were substantially offset by the discontinuation of our selling and marketing activities related to the BrachySeed products in January 2003.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter of 2003 were $1.2 million compared to $1.7 million in the same period of 2002. The decrease from the prior year period is primarily due to a charge of $830,000 in 2002 related to the restructuring of AxCell and a stock-based compensation charge in 2002 for a key employee. The decrease is partially offset by increased insurance, legal and professional fees in 2003.

         LOSS ON INVESTMENT. We recorded a non-cash charge of $516,000 during the third quarter of 2002 for an impairment in the carrying value of our investment in shares of Northwest Biotherapeutics Inc.'s common stock, which we had received as part of our acquisition of Prostagen in 1999. The fair value of such investment, based on the quoted market prices, had dramatically decreased from its original carrying value of $516,000. Based on an evaluation of the financial condition of Northwest and the then current stock price, we concluded that the decline was other than temporary and that the carrying amount of this investment would not be recoverable.

         INTEREST INCOME/EXPENSE. Interest income for the third quarter of 2003 was $32,000 compared to $75,000 in the same period of 2002. The decrease from the prior year period is due to a lower average yield on investments and lower average cash balances in 2003. Interest expense for the third quarter of 2003 was $46,000 compared to $43,000 in the same period of 2002. Interest expense includes interest on outstanding debt and finance charges related to various equipment leases.

         NET LOSS. Net loss for the third quarter of 2003 was $910,000 compared to $4.0 million reported in the third quarter of 2002. The net loss per share for the third quarter of 2003 was $0.08 based on weighted average common shares outstanding of 10.9 million, compared to a net loss per share of $0.46 based on weighted average common shares outstanding of 8.7 million for the same period in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

           REVENUES. Total revenues for the nine months ended September 30, 2003 were $10.3 million compared to $9.6 million for the same period in 2002. Product related revenues, which include product sales and royalties, accounted for 73% and 96% of total revenues for the nine months ended September 30, 2003 and 2002, respectively. License and contract revenues accounted for the remainder of revenues.

           QUADRAMET. Berlex Laboratories marketed Quadramet in the United States through July 31, 2003. On August 1, 2003, we reacquired marketing rights to Quadramet from Berlex and began marketing Quadramet through our internal specialty sales force. On August 1, 2003, we began recognizing all revenue from our sales of Quadramet. Royalty revenue from sales of Quadramet for the nine months ended September 30, 2003 was $1.1 million through July 31, 2003 compared to $1.4 million in the same period of 2002. During the nine months ended September 30, 2003 Cytogen recorded Quadramet sales of $1.2 million from August 1, 2003 through September 30, 2003. Quadramet sales and royalties combined accounted for 30% and 15% of product related revenues for the nine months ended September 30, 2003 and 2002, respectively. Effective upon the reacquisition of such marketing rights, we no longer receive royalty revenue from Berlex for Quadramet and pay royalties to Berlex on our sales of Quadramet. Currently, we market Quadramet only in the United States. Schering AG, Germany, through its subsidiary CIS Bio International, will continue to market Quadramet in Europe as a direct licensee of Dow Chemical Company. We believe that the future growth and market penetration of Quadramet is dependent upon, among other things: (i) new clinical data supporting the expanded and earlier use of Quadramet in various cancers; (ii) novel research supporting combination uses with other therapies, such as chemotherapeutics and bisphophonates; and (iii) establishing the use of Quadramet at higher doses to target and treat primary bone cancers. We cannot assure you that we will be able to successfully market Quadramet or that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for us.

           PROSTASCINT. ProstaScint sales were $4.7 million for the nine months ended September 30, 2003, a decrease of $1.3 million from $6.0 million for the same period of 2002. Sales of ProstaScint accounted for 63% and 65% of product related revenues for the nine months ended September 30, 2003 and 2002, respectively. ProstaScint has historically been a challenging product for physicians and technologists to use, in part due to inherent limitations in nuclear medicine imaging. While we believe that the period to period decrease in ProstaScint sales that we have experienced is due, to a large degree, to such challenge, we also believe that such decline in ProstaScint revenue may be reversed depending upon, among other things, the implementation and continued research relating to the following: (i) advances in imaging technology; (ii) new product applications; and (iii) improvements in healthcare reimbursement practices. We cannot assure you that we will be able to successfully market ProstaScint or that ProstaScint will achieve greater market penetration on a timely basis or result in significant revenues for us.

         NMP22 BLADDERCHEK. NMP22 BladderChek sales during the nine months ended September 30, 2003 were $239,000 which represented 3% of our total product related revenues. We began promoting NMP22 BladderChek to both urologists and oncologists in the United States in November 2002 using our internal sales force. On October 30, 2003, we entered into an Amended and Restated Distribution Agreement with Matritech whereby, effective November 8, 2003, we have the right to non-exclusively market NMP22 BladderChek to urologists through December 31, 2003 and also exclusively market NMP22 BladderChek to oncologists through the term of the amended agreement, which is December 31, 2004. We cannot assure you that we will be able to successfully market NMP22 BladderChek or that NMP22 BladderChek will achieve greater market penetration on a timely basis or result in significant revenues for us.

         BRACHYSEED. BrachySeed sales during the nine months ended September 30, 2002 were $1.7 million, which represented 19% of our product related revenues. Effective January 24, 2003, we stopped accepting and filling new orders for the BrachySeed I-125 and BrachySeed Pd-103 products. In April 2003, we entered into an agreement with Draximage to formally terminate our agreements with respect to these products. Sales of BrachySeed products in 2003 totaled $240,000.

         ONCOSCINT. OncoScint CR/OV sales during the nine months ended September 30, 2002 were $158,000. We stopped selling OncoScint CR/OV in December 2002 in order to focus our efforts on other oncology products, primarily because the market for OncoScint CR/OV for colorectal cancer diagnosis was negatively affected by positron emission tomography or "PET" scans which have shown the same or higher sensitivity than OncoScint CR/OV.

         LICENSE AND CONTRACT REVENUES. License and contract revenues were $2.8 million and $345,000 for the nine months ended September 30, 2003 and 2002, respectively. Under SAB 101, which we adopted in 2000, license revenues from certain up-front, non-refundable license fees previously recognized in prior years were deferred and are being amortized over the estimated performance period. In the nine months ended September 30, 2003, we recognized $2.2 million of previously deferred license revenue compared to $345,000 for the same period in 2002. Such increase from the prior year period is due primarily to our recognition of the remaining unamortized deferred revenue in the amount of $1.9 million related to an up-front license payment net of associated costs, which we received from Berlex Laboratories in 1998 for granting them the marketing rights to Quadramet. In August 2003, the 1998 license agreement was terminated and we reacquired those rights from Berlex Laboratories. In addition, during the nine months ended September 30, 2003, we recognized $500,000 from Antisoma in connection with Antisoma's acquisition of certain royalty rights to its lead product, R1549 (formerly Pemtumomab), because we have no continuing involvement in this arrangement and $158,000 of contract revenues for limited research and development services provided by us to The PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals Inc. The level of future revenues for the remainder of 2003, if any, for contract services provided to the joint venture may vary and will depend upon the extent of research and development services required by the joint venture.

OPERATING EXPENSES. Total operating expenses for the nine months ended September 30, 2003 were $17.1 million compared to $21.3 million in the same period of 2002.

         COST OF PRODUCT RELATED REVENUES. Cost of product related revenues for the nine months ended September 30, 2003 were $4.0 million compared to $3.4 million in the same period of 2002. The increase from the prior year period is due to the August 2003 initiation of manufacturing costs for Quadramet and royalties to Berlex on our sales of Quadramet. Also included in the 2003 cost of product related revenues is amortization of the up-front payment to Berlex to reacquire Quadramet, inventory reserves for excess ProstaScint and NMP22 BladderChek due to shelf-life expiration issues and a non-cash charge of $115,000 for the impairment of the carrying value of an up-front license fee associated with NMP22 BladderChek, which we believe will not be recoverable given our projected sales volumes. The increase is partially offset by lower costs associated with our discontinuation of BrachySeed sales in January 2003.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended September 30, 2003 were $2.5 million compared to $6.9 million in the same period of 2002. The current year expenses reflect costs associated with our efforts to explore new applications for ProstaScint such as image guided therapies and imaging enhancements. The decrease from the prior year period is attributable primarily to a non-cash milestone expense of $2.0 million in 2002 related to the progress of dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, decreases in research and development expenditures relating to AxCell as a result of a restructuring in September 2002 and the termination in 2003 of an agreement with DSM Biologics relating to the development of a new manufacturing process for ProstaScint, which resulted in a saving of $551,000 in 2003. During the nine months ended September 30, 2003 and 2002, we incurred $1.2 million and $3.3 million, respectively, in expenses relating to AxCell's operations. In September 2002, we significantly reduced AxCell's workforce to reduce the cash expenditures relating to AxCell in order to leverage our oncology franchise.

         EQUITY LOSS IN JOINT VENTURE. Our share in the equity loss in The PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc. was $2.7 million during the nine months ended September 30, 2003 compared to $2.1 million in the same period of 2002 and represented 50% of the joint venture's operating losses. We own equally the joint venture with Progenics, account for the joint venture using the equity method of accounting and share equally with Progenics the costs of the joint venture. On July 14, 2003, we agreed with Progenics, in connection with the joint venture: (i) to an updated work plan governing the activities of the joint venture for the remainder of 2003, including the execution of various third-party contracts; (ii) to a budget for the joint venture's operations for 2003 and related capital contributions of the parties; and (iii) to an amended services agreement pursuant to which each party to the joint venture will provide research and development and related services for the remainder of 2003. The joint venture's work plan, budget, and other operational and financial matters relating to periods after 2003 will require the further agreement between us and Progenics prior to January 1, 2004 in order for the joint venture to continue to receive operating funds thereafter. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture, although we cannot assure you that any further agreements between us and Progenics will be reached regarding the joint venture.

         SELLING AND MARKETING. Selling and marketing expenses for the nine months ended September 30, 2003 decreased to $3.9 million from $4.5 million in the same period of 2002. The decrease from the prior year period is due primarily to the discontinuation of selling and marketing activities relating to BrachySeed products in January 2003, partially offset by selling and marketing efforts for NMP22 BladderChek and Quadramet.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the nine months ended September 30, 2003 were $4.0 million compared to $4.4 million in the same period of 2002. The decrease from the prior year period is primarily due to a charge of $830,000 in 2002 related to the restructuring of AxCell and stock-based compensation charges in 2002 for a key employee. The decrease is partially offset by increased insurance, legal and professional fees as well as by stock-based compensation expenses related to warrants granted to certain consultants in 2003.

         LOSS ON INVESTMENT. We recorded a non-cash charge of $516,000 during the third quarter of 2002 for an impairment in the carrying value of our investment in shares of Northwest Biotherapeutics Inc.'s common stock, which we had received as part of our acquisition of Prostagen in 1999. The fair value of such investment, based on the quoted market prices, had dramatically decreased from its original carrying value of $516,000. Based on an evaluation of the financial condition of Northwest and the then current stock price, we concluded that the decline was other than temporary and that the carrying amount of this investment would not be recoverable.

         INTEREST INCOME/EXPENSE. Interest income for the nine months ended September 30, 2003 was $91,000 compared to $224,000 in the same period of 2002. The decrease from the prior year period is due to a lower average yield on investments and lower average cash balances in 2003. Interest expense for the nine months ended September 30, 2003 was $139,000 compared to $127,000 in the same period of 2002. Interest expense includes interest on outstanding debt and finance charges related to various equipment leases.

         INCOME TAX BENEFIT. During the first quarter of 2003, we sold our New Jersey state net operating loss and research and development credit carryforwards, which resulted in the recognition of a $584,000 income tax benefit. Assuming the State of New Jersey continues to fund this program, which is uncertain, the future amount of net operating losses and tax credits which we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey. We did not recognize any such benefits during the nine months ended September 30, 2002.

         NET LOSS. Net loss for the nine months ended September 30, 2003 was $6.2 million compared to $12.2 million reported in the same period of 2002. The net loss per share for the nine months ended September 30, 2003 was $0.65 based on weighted average common shares outstanding of 9.6 million, compared to a net loss per share of $1.46 based on weighted average common shares outstanding of
8.4 million for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash equivalents were $12.8 million as of September 30, 2003, compared to $14.7 million as of December 31, 2002. Net cash used for operating activities for the nine months ended September 30, 2003 was $7.8 million compared to $6.9 million in the same period of 2002. The increase from the prior year period is due primarily to our build-up of ProstaScint inventories during the nine months ended September 30, 2003 and to our increased funding to the PSMA Development Company, LLC, our joint venture with Progenics Pharmaceuticals, Inc.

         Historically, our primary sources of cash have been proceeds from the issuance and sale of our stock through public offerings and private placements, product related revenues, revenues from contract research services, fees paid under license agreements and interest earned on cash and short-term investments.

         In January 2003, we received $584,000 relating to a sale of our New Jersey state net operating losses and research and development credits. Assuming the State of New Jersey continues to fund this program, which is uncertain, the future amount of net operating losses and tax credits which we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

         In June 2003, we entered into a securities purchase agreement pursuant to which we sold 1,052,632 shares of our common stock to certain institutional investors at $4.75 per share, resulting in net proceeds of approximately $4.6 million. In connection with the sale, we issued to the investors warrants to purchase 315,790 shares of our common stock with an exercise price of $6.91 per share. The warrants are exercisable until June 6, 2008.

         In July 2003, we entered into a securities purchase agreement pursuant to which we sold 1,172,332 shares of our common stock to certain institutional investors at $8.53 per share, resulting in net proceeds of approximately $9.4 million. In connection with the sale, we issued to the investors warrants to purchase 1,172,332 shares of our common stock with an exercise price of $12.80 per share. In addition, we also issued: (i) warrants to purchase 100,000 shares of our common stock at an exercise price of $12.80 per share to a consultant as part of its compensation for services rendered in connection with this financing; and (ii) warrants to purchase an aggregate of 250,000 shares of our common stock at an exercise price of $10.97 per share, to certain of our stockholders, in connection with such stockholders' waiver of certain rights in connection with this financing. All warrants issued in connection with this financing are exercisable until July 10, 2008 and become automatically exercised, in full, if the closing price of our common stock is at least 130% of the exercise price then in effect ($16.64 or $14.26, as applicable) for 30 consecutive trading days. Upon receipt of written notice by us of such automatic exercise, the holders of the warrants must exercise such warrants by paying us the exercise price times the number of shares of common stock issuable upon exercise. The net proceeds from this financing were used in our reacquisition of certain marketing rights from Berlex and related expenses.

         In August 2003, we paid to Berlex an up-front payment of $8.0 million to reacquire the marketing rights to Quadramet. Accordingly, effective August 1, 2003, we began recording all revenue from sales of Quadramet. Effective upon the reacquisition of such marketing rights, we no longer receive royalty revenue from Berlex and pay Berlex royalties on our sales of Quadramet. As a result of the reacquisition, we have assumed all of Berlex's obligations under a Manufacturing and Supply Agreement with Bristol Meyers Squibb, including an obligation to pay manufacturing costs of at least $3.7 million annually through 2005. Such obligation for the remainder of 2003 is approximately $926,000. In addition, we expect our Quadramet sales and marketing expenses to increase which may result in an increase in our sales and product gross margin.

         In September 2003, Antisoma acquired certain royalty rights to Antisoma's lead product, R1549 (formerly Pemtumomab), from us. In connection with Antisoma's acquisition of such rights, Antisoma made a cash payment to us of $500,000 and has agreed to make an additional payment of $500,000 upon the first commercial sale, if any, of the R1549 product. In return, we relinquished our right to receive royalties equivalent to 1.65% of future net sales, if any, of the R1549 product.

         In November 2003, we issued and sold 1,863,637 shares of our common stock to certain institutional investors at $11.00 per share resulting in gross proceeds to us, before transaction costs, of approximately $20.5 million.

         We have historically relied upon revenues from sales of the BrachySeed products to partially fund ongoing operations. For the nine months ended September 30, 2003 and 2002, revenue from the sale of BrachySeed products was $240,000 and $1.7 million, respectively. In December 2002, we served notice of termination of our agreements with Draximage, and in April 2003, entered into an agreement with Draximage to formally terminate each of our License and Distribution Agreement and Product Manufacturing and Supply Agreement with respect to both the BrachySeed I-125 and BrachySeed Pd-103 products. As of January 24, 2003, we no longer accept or fill new orders for the BrachySeed products.

         Beginning in December 2001, we began to equally share the costs of the joint venture with Progenics. In October 2003, we contributed an additional $950,000 to the joint venture and have therefore satisfied our financial commitment to the joint venture through the end of 2003. The joint venture is funded by equal capital contributions from each of Progenics and Cytogen in accordance with an annual budget approved by the joint venture's management committee. On July 14, 2003, we agreed with Progenics, in connection with this joint venture: (i) to an updated work plan governing the activities of the joint venture for the remainder of 2003, including the execution of various third-party contracts; (ii) to a budget for the joint venture's operations for 2003 and related capital contributions of the parties; and (iii) to an amended services agreement pursuant to which each party to the joint venture will provide research, development and related services for the remainder of 2003. The joint venture work plan, budget, and other operational and financial matters relating to periods after 2003 will require the further agreement between us and Progenics prior to January 1, 2004 in order for the joint venture to receive operating funds thereafter. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture although we cannot assure you that any further agreements between us and Progenics will be reached regarding the joint venture.

         Our capital and operating requirements may change depending upon various factors, including: (i) whether we and our strategic partners achieve success in manufacturing and commercializing our proprietary and licensed products; (ii) the amount of resources which we devote to clinical evaluations and the expansion of marketing and sales capabilities; (iii) results of clinical trials and research and development activities; and (iv) competitive and technological developments.

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

         We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources combined with the gross proceeds before transaction costs of approximately $20.5 million received from the sale of our common stock in November 2003 should be adequate to fund our operations and commitments well into 2005. We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

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

COMMITMENTS

      We have entered into various contractual obligations and commercial commitments. The following table summarizes our contractual obligations as of September 30, 2003 (all amounts in thousands):


                                            LESS THAN      1 TO 3       4 TO 5       MORE THAN
                                              1 YEAR        YEARS        YEARS        5 YEARS       TOTAL
                                           ----------    ---------     ----------   -----------  -----------
Long-term debt(1) ......................... $    40       $ 2,280      $     -       $     -        $ 2,320
Capital lease obligations..................      76            25            -             -            101
Facility leases............................     616           540            -             -          1,156
Other operating leases.....................      37             -            -             -             37
Manufacturing and research and
 development contracts.....................     510           347          260         1,010          2,127
Capital contribution to joint venture(2) ..     950             -            -            -             950
Minimum royalty payments(3)................     441         2,000        2,000        10,000         14,441
                                            -------       -------      -------       -------        -------

      Total................................ $ 2,670       $ 5,192      $ 2,260       $11,010        $21,132
                                            =======       =======      =======       =======        =======

     (1) In August 1998, we received $2.0 million from Elan Corporation, plc in exchange for a convertible promissory note. The note is convertible into shares of our common stock at $28 per share, subject to adjustments, and matures in August 2005. The note bears annual interest of 7%, compounded semi-annually, however, such interest was not payable in cash but was added to the principal for the first 24 months; thereafter, interest is payable in cash. The note contains certain non-financial covenants.

     (2) In October 2003, we contributed an additional $950,000 to our joint venture with Progenics, The PSMA Development Company LLC, and have therefore satisfied our financial commitments to the joint venture through the end of 2003. The joint venture's work plan, budget, and other operational and financial matters relating to periods after 2003 will require the further agreement between us and Progenics prior to January 1, 2004 in order for the joint venture to continue to receive operating funds thereafter. In subsequent periods, we may incur significant and increasing costs to fund our share of the development costs from the joint venture, although we cannot assure you that any further agreements between us and Progenics will be reached regarding the joint venture. Such funding amount may vary dependent upon, among other things, the results of the clinical trials and research and development activities, competitive and technological developments, and market opportunities


     (3) Cytogen acquired from The Dow Chemical Company an exclusive license for Quadramet for the treatment of osteoblastic bone metastases in certain territories. The agreement requires us to pay Dow royalties based on a percentage of net sales of Quadramet, or a guaranteed contractual minimum payment, whichever is greater, and future payment upon achievement of certain milestones. Future annual minimum royalties due to Dow are $1.0 million per year in 2003 through 2012 and $2.0 million in 2013 through 2015.

           In addition to the above, we are obligated to make certain royalty payments based on sales of the related product and certain milestone payments if our collaborative partners achieved specific development milestones or commercial milestones.

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

         REVENUE RECOGNITION

         We recognize revenue from the sale of our products upon shipment, which is when title and risk of loss passes to our customers. We do not grant price protection to customers. Prior to our reacquisition of Quadramet from our marketing partner, Berlex Laboratories in August 2003, we recognized Quadramet royalty revenue on Quadramet sales made by Berlex, during each period as Berlex sold the product. As a result of the reacquisition, effective as of August 1, 2003, we began recognizing revenue from the sales of Quadramet upon shipment, which is when title and risk of loss passes to our customers.

         The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," which provides guidance on the recognition of up-front, non-refundable license fees. Accordingly, we defer up-front license fees and recognize them over the estimated performance period of the related agreement, when we have continuing involvement. Since the term of the performance periods is subject to management's estimates, future revenues to be recognized could be affected by changes in such estimates.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. As of September 30, 2003, we had $2.3 million of debt outstanding with a fixed interest rate of 7%. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. Changes in interest rates could expose us to market risk associated with a fixed interest rate debt. We do not believe that this debt will have material exposure to market risks associated with interest rates.

ITEM 4 - CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of

September 30, 2003. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

June 6, 2003 Financing

         On June 6, 2003, we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold 1,052,632 shares of our common stock at $4.75 per share and issued warrants to purchase 315,790 shares of the our common stock with an exercise price of $6.91 per share. In addition, we entered into registration rights agreements with the investors in this financing. Pursuant to the registration rights agreement, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 3, 2003 to register all of the shares of our common stock issued to the investors and all of the shares to be issued to the investors upon exercise of such warrants. Such registration statement was declared effective by the Securities and Exchange Commission on September 23, 2003.

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

July 10, 2003 Financing

         In July 2003, we entered into a securities purchase agreement pursuant to which we sold 1,172,332 shares of our common stock to certain institutional investors at $8.53 per share, resulting in net proceeds of approximately $9.4 million. In connection with the sale, we issued to the investors warrants to purchase 1,172,332 shares of our common stock with an exercise price of $12.80 per share. In addition, we also issued: (i) warrants to purchase 100,000 shares of our common stock at an exercise price of $12.80 per share to a consultant as part of its compensation for services rendered in connection with this financing; and (ii) warrants to purchase 125,000 shares of our common stock at an exercise price of $10.97, to each of Bonanza Master Fund Ltd. and BayStar Capital II L.P., in connection with such entities' waiver of rights in connection with this financing. All warrants issued in connection with the financing are exercisable until July 10, 2008 and become automatically exercised, in full, if: (i) the closing price of the our common stock (or in case no sales are reported on any given trading day, the average of the closing bid and asked prices of our common stock on the NASDAQ National Market for such trading day) is at least 130% of the exercise price then in effect for 30 consecutive trading days; and (ii) a registration statement to register such shares of common stock to be issued upon such exercise has been declared effective by the Securities and Exchange Commission. Upon receipt of written notice by us of such automatic exercise, the holders of the warrants must exercise such warrants by paying us the exercise price times the number of shares of common stock issuable upon exercise. Furthermore, we paid a consultant $500,000 as part of its compensation for consulting services that it rendered in this financing. On August 1, 2003, $8.0 million of such proceeds received by us from this financing was used to make an upfront payment to reacquire the marketing rights to Quadramet from Berlex Laboratories, Inc.

         In addition, we entered into registration rights agreements with the investors in this financing. Pursuant to the registration rights agreement, we were required to register all of such shares of our common stock issued to the investors, and all of the shares to be issued to the investors upon exercise of such warrants. Pursuant to the registration rights agreement, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on October 1, 2003 to register all of such shares of our common stock, and all of the shares to be issued to the investors upon exercise of such warrants, issued in the July financing. Such registration statement on Form S-3 was declared effective by the Securities and Exchange Commission on October 6, 2003.

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

ITEM 5.  OTHER INFORMATION

         On September 4, 2003, Christopher P. Schnittker joined Cytogen as our Vice President and Chief Financial Officer. We entered into a Change of Control Severance Agreement with Mr. Schnittker upon his commencement of employment with us.

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

     10.4 Manufacturing and Supply Agreement by and among Cytogen Corporation, Berlex Laboratories, Inc. and DuPont Pharmaceuticals Company dates November 13, 1998 and effective as of January 1, 1999. Filed herewith.
          *

     10.5 Termination Agreement between Cytogen and Berlex Laboratories, Inc., dated June 16, 2003. Filed herewith.*

     10.6 Assignment Agreement between Cytogen and Berlex Laboratories, Inc., dated August 1, 2003. Filed herewith.

     31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

     31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

     32   Certification pursuant to 18 U.S.C. Section 1350. Filed herewith.

  * We have submitted an application for confidential treatment with the Securities and Exchange Commission with respect to certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality application.


(b) Reports on Form 8-K

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

                On August 14, 2003, we furnished a Current Report on Form 8-K, dated August 14, 2003, under Item 9, containing a copy of our earnings release for the periods ended June 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                On November 3, 2003, we filed a Current Report on Form 8-K, dated October 30, 2003, under Item 5, announcing our execution of an amendment and restatement of the Distribution Agreement originally entered into between Cytogen and Matritech.

                On November 5, 2003, we furnished a Current Report on Form 8-K, dated November 5, 2003, containing a copy of our earnings release for the period ended September 30, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                On November 7, 2003, we filed a Current Report on Form 8-K, dated November 7, 2003, under Item 5, announcing that we entered into a securities purchase agreement with certain institutional investors pursuant to which we issued and sold an aggregate of 1,863,637 shares of our common stock at $11.00 per share.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CYTOGEN CORPORATION





Date: November 12, 2003         By: /s/ Michael D. Becker
     ----------------------         --------------------------------------------
                                    Michael D. Becker
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 12, 2003          By /s/ Christopher P. Schnittker
     ----------------------         --------------------------------------------
                                    Christopher P. Schnittker
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)