Form 10-Q
period 2004-03-31
CYTOGEN CORP
filed 2004-05-07
CIK 725058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

     (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2004
                                --------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                        Commission file number 000-14879
                                               ---------

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

       Registrant's Telephone Number, Including Area Code: (609) 750-8200
                                                           --------------

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No .
                                             --   --

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .
                                                   --   --

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                                    Outstanding at May 1, 2004
------------------------------                        --------------------------
Common Stock, $.01 par value                                   15,508,493

                               CYTOGEN CORPORATION

                                TABLE OF CONTENTS
                                -----------------



                                                                                  Page
                                                                                  ----

PART I.  FINANCIAL INFORMATION..................................................    1

     Item 1.  Consolidated Financial Statements (unaudited).....................    1

              Consolidated Balance Sheets as of March 31, 2004
                  and December 31, 2003.........................................    2

              Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2004 and 2003.................................    3

              Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2004 and 2003 ................................    4

              Notes to Consolidated Financial Statements........................    5

     Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................   12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........   22

     Item 4.  Controls and Procedures...........................................   22

PART II.  OTHER INFORMATION.....................................................   22

     Item 5.  Other Information.................................................   22

     Item 6.  Exhibits and Reports on Form 8-K..................................   22

SIGNATURES......................................................................   24

                         PART I - FINANCIAL INFORMATION
             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                     (All amounts in thousands, except share and per share data)
                                             (Unaudited)




                                                                          MARCH 31,       DECEMBER 31,
                                                                            2004              2003
                                                                         ----------       ------------
ASSETS:
Current assets:
  Cash and cash equivalents .........................................    $   8,351         $  13,630
  Short-term investments ............................................       16,635            16,585
  Accounts receivable, net ..........................................        1,257             1,445
  Inventories .......................................................        1,575             1,887
  Other current assets ..............................................        1,228               975
                                                                         ---------         ---------

    Total current assets ............................................       29,046            34,522

Property and equipment, net .........................................          648               595
Quadramet license fee, net ..........................................        7,546             7,720
Other assets ........................................................          999               858
                                                                         ---------         ---------
                                                                         $  38,239         $  43,695
                                                                         =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term liabilities ..........................    $      75         $      76
  Accounts payable and accrued liabilities ..........................        3,901             5,125
                                                                         ---------         ---------

    Total current liabilities .......................................        3,976             5,201
                                                                         ---------         ---------

Long-term liabilities ...............................................        2,485             2,454
                                                                         ---------         ---------

Commitments and Contingencies

Stockholders' equity:
  Preferred  stock,  $.01 par value, 5,400,000 shares authorized -
    Series C Junior Participating Preferred Stock, $.01 par value,
    200,000 shares authorized, none issued and outstanding ..........            -                 -
  Common stock, $.01 par value, 25,000,000 shares authorized,
    12,863,167 and 12,857,488 shares issued and outstanding
    at March 31, 2004 and December 31, 2003, respectively ...........          129               129
  Additional paid-in capital ........................................      401,669           401,649
  Accumulated deficit ...............................................     (370,020)         (365,738)
                                                                         ---------         ---------

    Total stockholders' equity ......................................       31,778            36,040
                                                                         ---------         ---------
                                                                         $  38,239         $  43,695
                                                                         =========         =========

                The accompanying notes are an integral part of these statements.

                          CYTOGEN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                    (All amounts in thousands, except per share data)
                                       (Unaudited)


                                                                THREE MONTHS ENDED MARCH 31,
                                                                ----------------------------
                                                                   2004              2003
                                                                ---------          ---------
REVENUES:
  Product related:
    Quadramet ...............................................   $  1,854           $      -
    ProstaScint .............................................      1,727              1,620
    Other ...................................................          1                265
                                                                --------           --------
         Total product revenues .............................      3,582              1,885

    Quadramet royalties .....................................          -                449
                                                                --------           --------
         Total product related revenues .....................      3,582              2,334

    License and contract ....................................         19                143
                                                                --------           --------

         Total revenues .....................................      3,601              2,477
                                                                --------           --------

OPERATING EXPENSES:
  Cost of product related revenues ..........................      2,399                910
  Selling, general and administrative .......................      3,755              2,378
  Research and development ..................................        940                833
  Equity in loss of joint venture ...........................        809                880
                                                                --------           --------

         Total operating expenses ...........................      7,903              5,001
                                                                --------           --------

         Operating loss .....................................     (4,302)            (2,524)

INTEREST INCOME  ............................................         64                 36
INTEREST EXPENSE ............................................        (44)               (47)
                                                                --------           --------

         Loss before income taxes ...........................     (4,282)            (2,535)

INCOME TAX BENEFIT ..........................................          -               (584)
                                                                --------           --------

NET LOSS ....................................................   $ (4,282)          $ (1,951)
                                                                ========           ========

BASIC AND DILUTED NET LOSS PER SHARE ........................   $  (0.33)          $  (0.22)
                                                                ========           ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..................     12,860              8,763
                                                                ========           ========


                The accompanying notes are an integral part of these statements.

                            CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (All amounts in thousands)
                                        (Unaudited)


                                                                    THREE MONTHS ENDED MARCH  31,
                                                                    -----------------------------
                                                                        2004              2003
                                                                    ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss .................................................          $ (4,282)          $ (1,951)
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization .....................               265                163
       Stock-based compensation expenses .................                11                  5
       Amortization of deferred revenue ..................                 -                (96)
       Non-cash interest income ..........................               (50)                 -
       Loss on disposition of assets .....................                 3                  -
       Changes in assets and liabilities:
         Receivables, net ................................               188                359
         Inventories .....................................               312               (576)
         Other assets ....................................              (394)            (1,102)
         Accounts payable, accrued liabilities and
          other liabilities .............................             (1,226)              (357)
                                                                    --------           --------

       Net cash used in operating activities .............            (5,173)            (3,555)
                                                                    --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ......................               (77)                 -
                                                                    --------           --------

       Net cash used in investing activities .............               (77)                 -
                                                                    --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ...................                 9                  5
Payment of long-term liabilities .........................               (38)               (44)
                                                                    --------           --------

       Net cash used in financing activities .............               (29)               (39)
                                                                    --------           --------

Net decrease in cash and cash equivalents ................            (5,279)            (3,594)

Cash and cash equivalents, beginning of period ...........            13,630             14,725
                                                                    --------           --------

Cash and cash equivalents, end of period .................          $  8,351           $ 11,131
                                                                    ========           ========

Supplemental disclosure of cash flow information:
Capital leases ...........................................          $     74           $      -
                                                                    ========           ========

                The accompanying notes are an integral part of these statements.

                    CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  THE COMPANY

BACKGROUND

         Founded in 1980, Cytogen Corporation (the "Company" or "Cytogen") of Princeton, New Jersey is a product-driven, oncology-focused biopharmaceutical company that develops and commercializes a balanced portfolio of oncology products that address the unmet medical needs of patients and the physicians that serve them. The Company directly markets Quadramet(TM) (samarium Sm-153 lexidronam injection), ProstaScint(R) (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide, and NMP22(R) BladderChek(R) (nuclear matrix protein-22) in the United States. The Company has exclusive United States marketing rights to Combidex(R) (ferumoxtran-10), an investigational molecular imaging agent consisting of lymphotropic superparamagnetic nanoparticles used in conjunction with magnetic resonance imaging to aid in the diagnosis of metastatic lymph nodes, which is under review by the U.S. Food and Drug Administration. The Company is also developing therapeutics targeting prostate-specific membrane antigen (PSMA), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors.

         Cytogen has had a history of operating losses since its inception. The Company currently relies on two products, ProstaScint and Quadramet, for substantially all of its revenues. In addition, the Company has, from time to time, stopped selling certain products, such as OncoScint CR/OV and the BrachySeed products, that the Company previously believed would generate significant revenues for its business. The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals. In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary products for the Company to sell and market to others.

BASIS OF CONSOLIDATION

         The consolidated financial statements include the financial statements of Cytogen and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

         The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments, which in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 2003. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand, cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

SHORT-TERM INVESTMENTS

         Short-term investments at March 31, 2004 and December 31, 2003 were $16.6 million and consisted of U.S. government agency notes. The Company has the ability and intent to hold these securities until maturity. Held-to-maturity securities are recorded at amortized cost, adjusted for the accretion of discounts or premiums. Discounts or premiums are accreted over the life of the related security on a straight-line basis. Dividend and interest income are recognized when earned. These securities mature at various times through December 2004.

INVENTORIES

         The  Company's   inventories  are  primarily  related  to  ProstaScint.
Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following (all amounts in thousands):


                                          MARCH 31, 2004     DECEMBER 31, 2003
                                          --------------     -----------------
   Raw materials........................     $     11            $      11
   Work-in-process......................        1,089                1,089
   Finished goods.......................          475                  787
                                             --------            ---------
                                             $  1,575            $   1,887
                                             ========            =========

NET LOSS PER SHARE

         Basic net loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share within each three month period ended March 31, 2004 and 2003, because the inclusion of common stock equivalents, which consist of stock warrants and options, would be antidilutive due to the Company's losses.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaced FASB Interpretation No. 46 ("FIN 46") which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R applied beginning on March 31, 2004. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE.

         In June 1999, Cytogen entered into a joint venture with Progenics Pharmaceuticals Inc. ("Progenics," and collectively with Cytogen, the "Members"), to form the PSMA Development Company LLC (the "Joint Venture"). The Joint Venture is currently developing antibody-based and vaccine immunotherapeutic products utilizing Cytogen's exclusively licensed prostate-specific membrane antigen ("PSMA") technology. The Joint Venture is owned equally by Cytogen and Progenics (see Note 2).

         The Company believes that the Joint Venture meets the criteria to be considered a variable interest entity, however Cytogen is not the primary beneficiary of this relationship and therefore is not required to consolidate the Joint Venture under the requirements of FIN 46R. The adoption of FIN 46R had no impact on the Company's consolidated financial statements. Cytogen accounts for the Joint Venture using the equity method of accounting.

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


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                  -------------------------------
                                                                     2004                 2003
                                                                     ----                 ----
    Net loss, as reported...................................      $    (4,282)       $    (1,951)
       Add: Stock-based employee compensation
         expense included in reported net loss .............               11                  1
       Deduct: Total stock-based employee
         compensation expense determined under
         fair value-based method for all awards.............             (233)              (351)
                                                                  -----------        -----------
    Pro forma net loss......................................      $    (4,504)       $    (2,301)
                                                                  ===========        ===========
    Basic and diluted net loss per
         share, as reported.................................      $     (0.33)       $     (0.22)
                                                                  ===========        ===========
    Pro forma basic and diluted net
         loss per share.....................................      $     (0.35)       $     (0.26)
                                                                  ===========        ===========

RECLASSIFICATION

         Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

2.   EQUITY LOSS IN THE PSMA DEVELOPMENT COMPANY LLC

         In June 1999, Cytogen entered into a joint venture with Progenics to form the PSMA Development Company LLC. The Joint Venture is owned equally by Cytogen and Progenics. Cytogen accounts for the Joint Venture using the equity method of accounting. Cytogen has recognized 50% of the Joint Venture's operating results in its consolidated statements of operations. The Joint Venture is expected to continue to incur losses in future years provided an agreement between the Members is reached on research program goals and budgets for periods after 2004 and the Joint Venture's operations are funded. In 2004, Cytogen expects to provide $4.2 million in funding for the development of the PSMA technologies through the Joint Venture, $950,000 of which was funded as of March 31, 2004. Cytogen has not committed to fund the Joint Venture beyond December 31, 2004 at this time, except for obligations under existing contractual commitments as of that date. For the three months ended March 31, 2004 and 2003, Cytogen recognized $809,000 and $880,000, respectively, of the Joint Venture's losses. As of March 31, 2004 and December 31, 2003, the carrying value of Cytogen's investment in the Joint Venture was $690,000 and $550,000, respectively, which represents Cytogen's investment to date in the Joint Venture less its cumulative share of losses and is recorded in other assets. Selected financial statement information of the Joint Venture is as follows (all amounts in thousands):

BALANCE SHEET DATA:


                                                                       MARCH 31,     DECEMBER 31,
                                                                         2004            2003
                                                                      ----------     ------------


Cash ...............................................................  $  2,307         $  1,173
Accounts receivable from Progenics Pharmaceuticals,
  a related party...................................................         -              108
                                                                      --------         --------
         Total assets...............................................  $  2,307         $  1,281
                                                                      ========         ========

Accounts payable to Progenics Pharmaceuticals, a related party......  $    582         $     -
Other accounts payable and accrued expenses.........................       361              199
                                                                      --------         --------
         Total liabilities..........................................       943              199
                                                                      --------         --------

Capital contributions...............................................     21,298          19,398
Accumulated deficit.................................................    (19,934)        (18,316)
                                                                      ---------        --------
         Total stockholders' equity.................................      1,364           1,082
                                                                      ---------        --------
         Total liabilities and stockholders' equity.................  $   2,307        $  1,281
                                                                      =========        ========


INCOME STATEMENT DATA:

                                              THREE
                                          MONTHS ENDED              FOR THE PERIOD
                                            MARCH  31,            FROM JUNE 15, 1999
                                    ------------------------         (INCEPTION TO
                                       2004          2003          MARCH 31, 2004
                                    ---------      ---------      ------------------

Interest income..............       $       3      $       -          $     237
Total expenses...............           1,621          1,759             20,171
                                    ---------      ---------          ---------

Net loss.....................       $  (1,618)     $  (1,759)         $ (19,934)
                                    =========      =========          =========


3.  BRISTOL-MYERS SQUIBB MEDICAL IMAGING, INC.

         As a result of the Company's reacquisition of marketing rights to Quadramet from Berlex Laboratories Inc. ("Berlex") in August 2003, the Company assumed all of Berlex's obligations under a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI"). Effective January 1, 2004, the Company entered into a new manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for Cytogen relating to Quadramet. Under the terms of the new agreement, Cytogen is obligated to pay at least $4.2 million annually through 2008, unless terminated by BMSMI or Cytogen on two years prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or Cytogen on two years prior written notice. During the first quarter of 2004, Cytogen incurred $1.1 million of manufacturing costs for Quadramet, all of which is included in cost of product related revenues. The Company also pays BMSMI a variable amount per month for each order of Quadramet placed to cover the costs of customer service, which is included in selling, general and administrative expenses.

4.  LITIGATION AND OTHER RELATED MATTERS

         On March 17, 2000, the Company was served with a complaint filed against us in the United States District Court for the District of New Jersey by
M. David Goldenberg and Immunomedics, Inc. (collectively "Plaintiffs"). The litigation claims that the Company's ProstaScint product infringes a patent purportedly owned by Goldenberg and licensed to Immunomedics. The patent sought to be enforced in the litigation has now expired; as a result, the claim, even if successful, would not result in an injunction barring the continued sale of ProstaScint or affect any other of the Company's products or technology. The Company believes that ProstaScint did not infringe this patent, and that the patent was invalid and unenforceable. In addition, the Company has certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be offset against royalty payments on sales of ProstaScint. However, given the uncertainty associated with litigation, the Company may incur material expenditures. On December 17, 2001, Cytogen filed a motion for summary judgment of non-infringement of the asserted claims of the patent-in-suit. The Plaintiffs opposed that motion and filed their own cross-motion for summary judgment of infringement. On July 3, 2002, the Court denied both parties' summary judgment motions, with leave to renew those motions after presenting expert testimony and legal argument based upon that testimony. The parties subsequently presented expert testimony and submitted additional briefing. On April 29, 2003, the Company's motion for summary judgment of non-infringement of all asserted claims was granted, Plaintiffs' motion for summary judgment of infringement was denied and the case was ordered closed. On May 12, 2003, Plaintiffs filed a Notice of Appeal regarding this decision to the U.S. Court of Appeals for the Federal Circuit, and subsequently filed their opening brief on July 28, 2003. On September 22, 2003, Cytogen filed its responsive brief. On October 23, 2003, Plaintiffs filed their reply brief. The appeal is now fully briefed and oral argument was held on March 2, 2004. The Court has not indicated when it expects to issue a ruling, however given the uncertainty associated with litigation, the Company cannot give any assurance that the litigation could not result in a material adverse effect on the Company's financial condition, results of operations or liquidity.

         In connection with a recent review of certain of the Company's intellectual property, it was determined that the Company was the recipient, beginning in 1998, of correspondence from legal counsel representing the former employer of Dr. Julius Horoszewicz, the sole inventor on the principal United States patent covering ProstaScint. Such correspondence alleged that the patent rights to Dr. Horoszewicz's discoveries were the property of such former employer and that Dr. Horoszewicz had no right to assign them to the Company. The Company vigorously disputed those allegations, and the Company has no record of the matter having been pursued by such former employer subsequent to August 2000.

         The Company believes that in view of the marketing of the technology covered by the patent through the sale of ProstaScint by the Company, the Company's right to use the underlying technology in its continuing production and sale of ProstaScint should not be at risk. However, if such claims were reasserted, and if it were to be concluded that Dr. Horoszewicz in fact had no right to assign the patent to the Company, a court could determine that the Company has no right to use the technology covered by the patent or that any royalties paid by or payable by the Company in respect of the use of the patent should have been paid in the past, and should in the future be payable, to Dr. Horoszewicz's former employer in lieu of Dr. Horoszewicz. The amount of any such payments, and the Company's liability for them, is not presently determinable, and the Company cannot give any assurance that an adverse determination could not result in a material expenditure to the Company or have a material adverse effect on the Company's financial condition, results of operations or liquidity.

           Under the Company's agreement with Dr. Horoszewicz, Dr. Horoszewicz has agreed to indemnify the Company against damages based upon Cytogen's ownership of the rights assigned by Dr. Horoszewicz.

5.  SUBSEQUENT EVENT

         In April 2004, the Company issued and sold through a registered direct offering 2,570,000 shares of its common stock at $10.10 per share, resulting in net proceeds to the Company of approximately $24.0 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Factors that could cause actual results to differ materially, include, but are not limited to those identified in our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption "Additional Factors That May Affect Future Results" and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange Commission. Investors are cautioned not to put undue reliance on any forward-looking statement.

         Any forward-looking statements made by us do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, and these statements represent our current outlook only as of the date given.

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere herein, as well as in our Annual Report on Form 10-K for the year ended December 31, 2003 and from time to time in our other filings with the Securities and Exchange Commission.

OVERVIEW

         Founded in 1980, Cytogen Corporation of Princeton, New Jersey is a product-driven, oncology-focused biopharmaceutical company that develops and commercializes a balanced portfolio of oncology products that address the unmet medical needs of patients and the physicians that serve them. We directly market Quadramet(TM) (samariUM Sm-153 lexidronam injection), ProstaScint(R) (capromab pendetide) kit for the preparation of Indium In-111 capromaB pendetide, and NMP22(R) BladderChek(R) (nuclear matrix protein-22) in the United States. We have exclusive UniTEd States marketing rights to Combidex(R) (ferumoxtran-10), an investigational molecular imaging agent consisting oF lymphotropic superparamagnetic nanoparticles used in conjunction with magnetic resonance imaging to aid in the diagnosis of metastatic lymph nodes, which is under review by the U.S. Food and Drug Administration. We are also developing therapeutics targeting prostate-specific membrane antigen (PSMA), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors. Full prescribing information for our products is available at www.cytogen.com or by calling 1-800-833-3533. For more information, please visit our website at www.cytogen.com, which is not part of this Quarterly Report on Form 10-Q.

SIGNIFICANT EVENTS IN 2004

CAPITAL RAISING

         In April 2004, we issued and sold 2,570,000 shares of our common stock for $10.10 per share through a registered direct offering resulting in net proceeds of approximately $24.0 million. The shares in this transaction were registered under our existing shelf registration on Form S-3, which was declared effective by Securities and Exchange Commission on October 30, 2003.

APPOINTMENT OF SENIOR VICE PRESIDENT OF SALES AND MARKETING

         In April 2004, Thomas S. Lytle joined the Company as Senior Vice President of Sales and Marketing. Mr. Lytle will oversee strategic sales and marketing initiatives for our existing and future oncology products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES

                                                                       INCREASE/(DECREASE)
                                               2004         2003          $            %
                                               ----         ----      ---------     -------
                                          (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Quadramet.................................
  Product Sales (commenced August 2003)...  $  1,854     $      -     $  1,854          n/a
  Royalties (ceased July 2003) ...........         -          449         (449)       (100)%
ProstaScint ..............................     1,727        1,620          107            7%
NMP22 BladderChek
 (commenced November 2002) ...............         1           25          (24)        (96)%
BrachySeed (ceased January 2003) .........         -          240         (240)       (100)%
License and Contract .....................        19          143         (124)        (87)%
                                            --------     --------     --------
                                            $  3,601     $  2,477     $  1,124           45%
                                            ========     ========     ========

           Total revenues for the first quarter of 2004 were $3.6 million compared to $2.5 million for the same period in 2003. Product related revenues, which include product sales and royalties, accounted for 99% and 94% of total revenues for the first quarters of 2004 and 2003, respectively. License and contract revenues accounted for the remainder of revenues.

           QUADRAMET. Cytogen recorded Quadramet sales of $1.9 million for the first quarter of 2004 compared to $449,000 of Quadramet royalty revenue during the first quarter of 2003. Quadramet sales and royalties accounted for 52% and 19% of product related revenues for the first quarters of 2004 and 2003, respectively. Berlex Laboratories marketed Quadramet in the United States through July 31, 2003. On August 1, 2003, we reacquired marketing rights to Quadramet from Berlex and began marketing Quadramet through our internal specialty sales force. Effective upon the reacquisition of such marketing rights, we no longer receive royalty revenue from Berlex for Quadramet and we pay royalties to Berlex on our sales of Quadramet. On August 1, 2003, we began recognizing product revenue from our sales of Quadramet. Currently, we market Quadramet only in the United States. Schering AG, Germany, through its subsidiary CIS Bio International, will continue to market Quadramet in Europe as a direct licensee of Dow Chemical Company. We believe that the future growth and market penetration of Quadramet is dependent upon, among other things: (i) new clinical data supporting the expanded and earlier use of Quadramet in various cancers; (ii) novel research supporting combination uses with other therapies, such as chemotherapeutics and bisphosphonates; and (iii) establishing the use of Quadramet at higher doses to target and treat primary bone cancers. We cannot provide any assurance that we will be able to successfully market Quadramet or that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for us.

           PROSTASCINT. ProstaScint sales were $1.7 million for the first quarter of 2004, an increase of $107,000 from $1.6 million in the first quarter of 2003. Sales of ProstaScint accounted for 48% and 69% of product related revenues for the first quarters of 2004 and 2003, respectively. ProstaScint has historically been a challenging product for physicians and technologists to use, in part due to inherent limitations in nuclear medicine imaging. While we believe that the period to period decrease in ProstaScint sales that we have experienced in the past is due, to a large degree, to such challenge, we also believe that such decline in ProstaScint revenue may be reversed depending upon, among other things, the implementation and continued research relating to advances in imaging technology, new product applications and the validation of PSMA as an independent prognostic indicator. We cannot provide any assurance that we will be able to successfully market ProstaScint, or that ProstaScint will achieve greater market penetration on a timely basis or result in significant revenues for us.

         NMP22 BLADDERCHEK. NMP22 BladderChek sales during the first quarter of 2004 were $1,000 compared to $25,000 in the first quarter of 2003. We began promoting NMP22 BladderChek to both urologists and oncologists in the United States in November 2002 using our internal sales force. On October 30, 2003, we entered into an amended and restated distribution agreement with Matritech whereby, effective November 8, 2003, we had the right to non-exclusively market NMP22 BladderChek to urologists through December 31, 2003 and have the right to exclusively market NMP22 BladderChek to oncologists through December 31, 2004. We cannot provide any assurance that we will be able to successfully market NMP22 BladderChek, or that NMP22 BladderChek will achieve greater market penetration on a timely basis or result in significant revenues for us.

         BRACHYSEED. BrachySeed sales during the first quarter of 2003 were $240,000, which represented 10% of product related revenues. Effective January 24, 2003, we stopped accepting and filling new orders for the BrachySeed products. In April 2003, we entered into an agreement with Draximage Inc., the radiopharmaceutical subsidiary of Draxis Health, Inc., to formally terminate our agreements with respect to these products.

         LICENSE AND CONTRACT REVENUES. License and contract revenues were $19,000 and $143,000 for the first quarters of 2004 and 2003, respectively. Under SAB 101, which we adopted in 2000, license revenues from certain up-front, non-refundable license fees previously recognized were deferred and were being amortized over the estimated performance period. During the first quarter of 2003, we recognized $96,000 of previously deferred license revenue. The deferred revenue was fully recognized as of December 31, 2003. During the first quarter of 2004, we recognized $12,000 of contract revenues compared to $47,000 in the first quarter of 2003 for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals Inc. The level of future revenues for the remainder of 2004, if any, for contract services provided to the Joint Venture may vary and will depend upon the extent of research and development services required by the Joint Venture.

OPERATING EXPENSES

                                                                                        INCREASE/(DECREASE)
                                                      2004             2003               $               %
                                                      ----             ----           ---------        ------
                                                       (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
 Cost of product related revenues.............     $  2,399         $    910          $  1,489          164%
 Selling, general and administrative..........        3,755            2,378             1,377           58%
 Research and development.....................          940              833               107           13%
 Equity in loss of joint venture..............          809              880               (71)         (8)%
                                                   --------         --------          --------
                                                   $  7,903         $  5,001          $  2,902           58%
                                                   ========         ========          ========

         Total operating expenses for the first quarter of 2004 were $7.9 million compared to $5.0 million in the same quarter of 2003.

         COST OF PRODUCT RELATED REVENUES. Cost of product related revenues for the first quarter of 2004 were $2.4 million compared to $910,000 in the same period of 2003. The increase from the prior year period is due to our assumption, in August 2003, of the responsibility for manufacturing costs for Quadramet and contractual increases in 2004 related to our new agreement with Bristol Myers Squibb Medical Imaging, royalties to Berlex on our sales of Quadramet and the amortization of the up-front payment to Berlex to reacquire Quadramet. The increase is partially offset by lower costs associated with our discontinuation of BrachySeed products in January 2003.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first quarter of 2004 were $3.8 million compared to $2.4 million in the same period of 2003. The increase from the prior year period is due to the expansion of our sales force, the implementation of other marketing initiatives for our existing products, including Quadramet, which we reacquired from Berlex in August 2003 and increased legal and professional fees. As of May 1, 2004, we employed 38 people in sales and marketing. The employees in sales and marketing included 8 Regional Oncology Specialists and 23 Regional and Territory Managers. We had 31 employees in sales and marketing as of December 31, 2003 and 27 as of December 31, 2002. In 2004, we began expanding our sales force and implementing other marketing initiatives associated with the commercialization of our existing and future oncology products which will increase current expenditure levels.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of 2004 were $940,000 compared to $833,000 in the same period of 2003. The current year expenses reflect our product development efforts in support of new and expanded uses for Quadramet and ProstaScint, partially offset by the reduction in certain research activities at our AxCell Biosciences subsidiary. During the first quarter of 2004 and 2003, we incurred $251,000 and $450,000, respectively, in expenses relating to AxCell's operations.

         EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics (the "Joint Venture"), was $809,000 during the first quarter of 2004 compared to $880,000 in the same quarter of 2003 and represented 50% of the Joint Venture's operating losses. We own the Joint Venture equally with Progenics, account for the Joint Venture using the equity method of accounting and share equally with Progenics the costs of the Joint Venture. In 2004, we expect to provide $4.2 million in funding for the development of PSMA technologies, $950,000 of which was funded as of March 31, 2004. We have not committed to fund the Joint Venture beyond December 31, 2004 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs from the Joint Venture, although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the Joint Venture.

         INTEREST INCOME/EXPENSE. Interest income for the first quarter of 2004 was $64,000 compared to $36,000 in the same period of 2003. The increase in 2004 from the prior year period is due to higher average cash balances in 2004. Interest expense for the first quarter of 2004 was $44,000 compared to $47,000 in the same period of 2003. Interest expense includes interest on outstanding debt and finance charges related to various equipment leases that are accounted for as capital leases.

         INCOME TAX BENEFIT. During the first quarter of 2003, we sold a portion of our New Jersey state net operating losses and research and development credit carryforwards, which resulted in the recognition of $584,000 in income tax benefit. No such sales occurred in the first quarter of 2004. Assuming the State of New Jersey continues to fund this program, which is uncertain, the future amount of net operating losses and research and development credit carryforwards which we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

         NET LOSS. Net loss for the first quarter of 2004 was $4.3 million compared to $2.0 million reported in the first quarter of 2003. The basic and diluted net loss per share for the first quarter of 2004 was $0.33 based on 12.9 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.22 based on 8.8 million weighted average common shares outstanding for the same period in 2003.

COMMITMENTS

      We have entered into various contractual obligations and commercial commitments. The following table summarizes our contractual obligations as of March 31, 2004 (all amounts in thousands):


                                                       LESS
                                                       THAN       1 TO 3        4 TO 5     MORE THAN
                                                      1 YEAR       YEARS         YEARS      5 YEARS         TOTAL
                                                     --------    --------      ---------   ----------     --------
Long-term debt(1) .................................  $     -      $ 2,280      $     -      $      -       $ 2,280
Capital lease obligations..........................       76           37           23             -           136
Facility leases....................................      603          883          197             -         1,683
Other operating leases.............................       11           18            7             -            36
Manufacturing and research and
 development contracts(2) .........................    4,519        4,507          260           978        10,264
Investor relations and consulting services.........      890          105            -             -           995
Capital contribution to joint venture(3) ..........    3,250            -            -             -         3,250
Minimum royalty payments(4)........................    1,210        2,000        2,000         4,623         9,833
                                                     -------     --------      -------      --------       -------

      Total........................................  $10,559      $ 9,830      $ 2,487      $  5,601       $28,477
                                                     =======      =======      =======      ========       =======

     (1) In August 1998, we received $2.0 million from Elan Corporation, plc in exchange for a convertible promissory note. The note is convertible into shares of our common stock at $28 per share, subject to adjustments, and matures in August 2005. The note bears annual interest of 7%, compounded semi-annually, however, such interest was not payable in cash but was added to the principal through August 2000; thereafter, interest is payable in cash. The note contains certain non-financial covenants, with which we were in compliance as of March 31, 2004.

     (2) As a result of the August 2003 reacquisition of marketing rights to Quadramet, we assumed all of Berlex's obligations under a manufacturing and supply agreement with BMSMI, including an obligation to pay manufacturing costs. Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to Quadramet. Under the terms of the new agreement, we are obligated to pay at least $4.2 million annually through 2008, unless terminated by BMSMI or us on a two year prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two-year prior written notice. Accordingly, we have not included commitments beyond March 31, 2006.

     (3) In 2004, we expect to provide $4.2 million in funding for the development of the PSMA technologies through our joint venture with Progenics, $950,000 of which was funded as of March 31, 2004. We have not yet committed to fund the Joint Venture beyond December 31, 2004 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs from the Joint Venture, although we cannot be sure that any further agreements between us and Progenics will be reached regarding the Joint Venture.

     (4) We acquired an exclusive license from The Dow Chemical Company for Quadramet for the treatment of osteoblastic bone metastases in certain territories. The agreement requires us to pay Dow royalties based on a percentage of net sales of Quadramet, or a guaranteed contractual minimum payment, whichever is greater, and future payments upon achievement of certain milestones. Future annual minimum royalties due to Dow are $1.0 million per year in 2004 through 2012 and $833,000 in 2013.

In addition to the above, we are obligated to make certain royalty payments based on sales of the related product and certain milestone payments if our collaborative partners achieved specific development milestones or commercial milestones.

LIQUIDITY AND CAPITAL RESOURCES

CONDENSED STATEMENT OF CASH FLOWS:
                                                                 2004
                                                      --------------------------
                                                      (ALL AMOUNTS IN THOUSANDS)
      Net loss........................................        $  (4,282)
      Adjustment to reconcile net loss to net cash
          used in operating activities................             (891)
                                                              ---------
      Net cash used in operating activities...........           (5,173)
      Net cash used in investing activities...........              (77)
      Net cash used in financing activities...........              (29)
                                                              ---------
      Net decrease in cash and cash equivalents.......        $  (5,279)
                                                              =========

OVERVIEW

         Our cash and cash equivalents were $8.4 million as of March 31, 2004, compared to $13.6 million as of December 31, 2003. The decrease in cash and cash equivalents from the December 31, 2003 balance was primarily due to increased operating expenditures in 2004, including costs to manufacture, promote and support our existing oncology products and to expand our internal sales force. During the first quarter ended March 31, 2004 and 2003, net cash used for operating activities was $5.2 million and $3.6 million, respectively. In 2004, we expect operating expenditures to increase over 2003 levels.

         As of March 31, 2004, our total cash, cash equivalents and short term investment were $25.0 million compared to $30.2 million as of December 31, 2003.

         Historically, our primary sources of cash have been proceeds from the issuance and sale of our stock through public offerings and private placements, product related revenues, revenues from contract research services, fees paid under license agreements and interest earned on cash and short-term investments.

2004 CAPITAL RAISING EVENTS

         In April 2004, we sold 2,570,000 shares of our common stock to certain institutional investors for $10.10 per share through a registered direct offering, resulting in net proceeds of approximately $24.0 million.

OTHER LIQUIDITY EVENTS

         In 2003, we reacquired the marketing rights to Quadramet from Berlex. Accordingly, effective August 1, 2003, we began recording all revenue from sales of Quadramet. Effective upon the reacquisition of such marketing rights, we no longer receive royalty revenue from Berlex and pay Berlex royalties on our sales of Quadramet. As a result of the reacquisition, we assumed all of Berlex's obligations under a manufacturing and supply agreement with BMSMI. Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to Quadramet. Under the terms of the new agreement, we are obligated to pay at least $4.2 million annually through 2008, unless terminated by BMSMI or us on two years prior written notice. For the first quarter 2004, we incurred $1.1 million of manufacturing costs for Quadramet. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two year prior written notice. We also pay BMSMI a variable amount per month for each Quadramet order placed to cover the costs of customer service. In addition, we expect our Quadramet sales and marketing expenses to increase which may result in an increase in our sales and product gross margin.

         Beginning in December 2001, we began to equally share the costs of the Joint Venture with Progenics. We expect to provide funding of $4.2 million in 2004, of which $950,000 was funded as of March 31, 2004. We have not committed to fund the Joint Venture beyond December 31, 2004 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs from the Joint Venture. Such funding amount in subsequent periods may vary dependent upon, among other things, the results of the clinical trials and research and development activities, competitive and technological developments, and market opportunities.

         We acquired an  exclusive  license  from The Dow  Chemical  Company for
Quadramet for the treatment of osteoblastic bone metastases in certain territories. The agreement requires us to pay Dow royalties based on a percentage of net sales of Quadramet, or a guaranteed contractual minimum payment, whichever is greater, and future payments upon achievement of certain milestones. Future annual minimum royalties due to Dow are $1.0 million per year in 2004 through 2012 and $833,000 in 2013.

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

         We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources, with the net proceeds of $24.0 million from the sale of our common stock in April 2004, should be adequate to fund our operations and commitments into 2007.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003 includes a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from those estimates.

REVENUE RECOGNITION

         Product related revenues include product sales by Cytogen to its customers and Quadramet royalties. Product sales are recognized when products are shipped, which is when the customer takes ownership and assumes risk of loss, and when the collection of the relevant receivable is probable, persuasive evidence of an agreement exists and the sales price is fixed and determinable. The Company does not grant price protection to its customers.

         Prior to the reacquisition of marketing rights to Quadramet from our marketing partner, Berlex Laboratories, in August 2003, we recognized royalty revenue on Quadramet sales made by Berlex during each period as Berlex sold the product. As a result of our reacquisition, effective August 1, 2003, we began recognizing revenue from the sales of Quadramet and no longer receive Quadramet royalty revenue.

         License and contract revenues include milestone payments and fees under collaborative agreements with third parties, revenues from research services, and revenues from other miscellaneous sources.

         In 2003, Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104") replaced Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements" ("SAB 101"), which the Company adopted in 2000. The provisions related to non-refundable, up-front license fees were unchanged in SAB 104 compared to SAB 101. Accordingly, we defer non-refundable, up-front license fees and recognize them over the estimated performance period of the related agreement, when we have continuing involvement. Since the term of performance periods is subject to management's estimates, future revenues to be recognized could be affected by changes in such estimates.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. As of March 31, 2004, we had $2.3 million of debt outstanding with a fixed interest rate of 7%. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. However, downward changes in interest rates could expose us to market risk associated with any fixed interest rate debt.

ITEM 4 - CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On April 14, 2004, Thomas S. Lytle joined Cytogen as our Senior Vice President of Sales and Marketing.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:

    Exhibit No.           Description

        10.1 First Amendment to Sublease Agreement, by and between Cytogen Corporation and Hale and Dorr LLP dated as of February 10, 2004. Filed herewith.

        10.2   Manufacturing   and  Supply  Agreement  by  and  between  Cytogen
               Corporation  and  Bristol-Myers  Squibb  Medical  Imaging,   Inc.
               effective as of January 1, 2004. Filed herewith.*

        14.1   Code of Business Conduct and Ethics, as amended. Filed herewith.

        31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

        31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

        32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

        32.2 Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350. Filed herewith.

     * We have submitted an application for confidential treatment with the Securities and Exchange Commission with respect to certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality application.

(b) Reports on Form 8-K

           On March 4, 2004, we furnished a Current Report on Form 8-K, dated March 4, 2004, containing a copy of our earnings release for the period ended December 31, 2003 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

           On April 14, 2004, we filed a Current Report on Form 8-K disclosing correspondence related to the technology underlying our ProstaScint product.

           On April 15, 2004, we filed a Current Report on Form 8-K relating to our sale and issuance of 2,570,000 shares of our common stock to certain investors.

           On May 4, 2004, we furnished a Current Report on Form 8-K dated May 4, 2004, containing a copy of our earnings release for the period ended March 31, 2004 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CYTOGEN CORPORATION





Date: May 7, 2004                By: /s/ Michael D. Becker
     ----------------               --------------------------------------------
                                    Michael D. Becker
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 7, 2004                By: /s/ Christopher P. Schnittker
     ----------------              ---------------------------------------------
                                    Christopher P. Schnittker
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)