Form 10-Q
period 2004-06-30
CYTOGEN CORP
filed 2004-08-09
CIK 725058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

      (Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2004
                                -------------

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
                                             ---   ---

           Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes X  No    .
                                                   ---    ---

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                                 Outstanding at August 1, 2004
------------------------------                  --------------------------------
Common Stock, $.01 par value                                15,509,293

                               CYTOGEN CORPORATION

                                TABLE OF CONTENTS
                                -----------------



                                                                                   Page
                                                                                   ----

PART I.   FINANCIAL INFORMATION.................................................     1

     Item 1.  Consolidated Financial Statements (unaudited).....................     1

              Consolidated Balance Sheets as of June 30, 2004 and
                  December 31, 2003.............................................     2

              Consolidated Statements of Operations for the Three Months and
                  Six Months Ended June 30, 2004 and 2003.......................     3

              Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2004 and 2003 .................................     4

              Notes to Consolidated Financial Statements........................     5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.........................................    13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk........    27

     Item 4.  Controls and Procedures...........................................    27

PART II.  OTHER INFORMATION.....................................................    27

     Item 1.  Legal Proceedings.................................................    27

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.......    29

     Item 4.  Submission of Matters to a Vote of Security Holders...............    29

     Item 5.  Other Information.................................................    30

     Item 6.  Exhibits and Reports on Form 8-K..................................    31

SIGNATURES......................................................................    32

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                                CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                     (All amounts in thousands, except share and per share data)
                                             (Unaudited)



                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      2004           2003
                                                                                   ---------     -----------
ASSETS:
Current assets:
  Cash and cash equivalents ....................................................   $  20,900      $  13,630
  Short-term investments .......................................................      23,940         16,585
  Accounts receivable, net .....................................................       1,946          1,445
  Inventories ..................................................................       1,432          1,887
  Other current assets .........................................................       1,130            975
                                                                                   ---------      ---------

    Total current assets .......................................................      49,348         34,522

Property and equipment, net ....................................................         747            595
Quadramet license fee, net .....................................................       7,372          7,720
Other assets ...................................................................         456            858
                                                                                   ---------      ---------
                                                                                   $  57,923      $  43,695
                                                                                   =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Current portion of long-term liabilities .....................................   $      58      $      76
  Accounts payable and accrued liabilities .....................................       4,002          5,125
                                                                                   ---------      ---------

    Total current liabilities ..................................................       4,060          5,201
                                                                                   ---------      ---------

Long-term liabilities ..........................................................       2,457          2,454
                                                                                   ---------      ---------

Commitments and Contingencies

Stockholders' equity:
  Preferred  stock,  $.01 par value, 5,400,000 shares authorized -
    Series C Junior Participating Preferred Stock, $.01 par value,
    200,000 shares authorized, none issued and outstanding .....................           -              -

  Common stock, $.01 par value, 25,000,000 shares authorized,
    15,434,211 and 12,857,488 shares issued and outstanding
    at June 30, 2004 and December 31, 2003, respectively .......................         155            129
  Additional paid-in capital ...................................................     425,655        401,649
  Accumulated deficit ..........................................................    (374,404)      (365,738)
                                                                                   ---------      ---------

    Total stockholders' equity .................................................      51,406         36,040
                                                                                   ---------      ---------

                                                                                   $  57,923      $  43,695
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

                                     CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (All amounts in thousands, except per share data)
                                                  (Unaudited)


                                                         THREE MONTHS             SIX MONTHS
                                                        ENDED JUNE 30,          ENDED JUNE 30,
                                                    --------------------    --------------------
                                                      2004        2003        2004        2003
                                                    --------    --------    --------    --------

REVENUES:
  Product related:
    Quadramet ..................................... $  1,616    $      -    $  3,470    $      -
    ProstaScint ...................................    2,312       1,599       4,039       3,219
    Others ........................................        -          98           1         363
                                                    --------    --------    --------    --------
          Total product revenues ..................    3,928       1,697       7,510       3,582

    Quadramet royalties ...........................        -         465           -         914
                                                    --------    --------    --------    --------
          Total product related revenues ..........    3,928       2,162       7,510       4,496

    License and contract ..........................       24         164          43         307
                                                    --------    --------    --------    --------

          Total revenues ..........................    3,952       2,326       7,553       4,803
                                                    --------    --------    --------    --------

OPERATING EXPENSES:
  Cost of product related revenues ................    2,396         900       4,795       1,810
  Selling, general and administrative .............    4,914       2,967       8,805       5,366
  Research and development ........................      541         718       1,345       1,530
  Equity in loss of joint venture .................      542       1,086       1,351       1,966
                                                    --------    --------    --------    --------

          Total operating expenses ................    8,393       5,671      16,296      10,672
                                                    --------    --------    --------    --------

          Operating loss ..........................   (4,441)     (3,345)     (8,743)     (5,869)

INTEREST INCOME  ..................................      106          23         170          59
INTEREST EXPENSE ..................................      (49)        (46)        (93)        (93)
                                                    --------    --------    --------    --------

          Loss before income taxes ................   (4,384)     (3,368)     (8,666)     (5,903)

INCOME TAX BENEFIT ................................        -           -           -        (584)
                                                    --------    --------    --------    --------

NET LOSS .......................................... $ (4,384)   $ (3,368)   $ (8,666)   $ (5,319)
                                                    ========    ========    ========    ========

BASIC AND DILUTED NET LOSS PER SHARE .............. $  (0.30)   $  (0.37)   $ ((0.63)   $  (0.60)
                                                    ========    ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ........   14,848       9,051      13,859       8,909
                                                    ========    ========    ========    ========

                The accompanying notes are an integral part of these statements.


                             CYTOGEN CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (All amounts in thousands)
                                          (Unaudited)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                     2004           2003
                                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss    ...................................................   $ (8,666)      $ (5,319)
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization ..........................        534            306
       Stock-based compensation expenses ......................         11            502
       Amortization of deferred revenue .......................          -           (192)
       Non-cash interest income ...............................         28              -
       Loss on disposition of assets ..........................          3              -
       Write down of property and equipment ...................        100              -
       Changes in assets and liabilities:
         Receivables, net .....................................       (501)           488
         Inventories ..........................................        455           (767)
         Other assets .........................................        247           (293)
         Accounts payable, accrued liabilities and
          other liabilities ...................................     (1,127)          (574)
                                                                  --------       --------

       Net cash used in operating activities ..................     (8,916)        (5,849)
                                                                  --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment ...........................       (371)            (2)
Increase in short-term investments ............................     (7,383)             -
                                                                  --------       --------

       Net cash used in investing activities ..................     (7,754)            (2)
                                                                  --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ........................     24,021          4,739
Payment of long-term liabilities ..............................        (81)           (84)
                                                                  --------       --------

       Net cash provided by financing activities ..............     23,940          4,655
                                                                  --------       --------

Net increase (decrease) in cash and cash equivalents ..........      7,270         (1,196)

Cash and cash equivalents, beginning of period ................     13,630         14,725
                                                                  --------       --------

Cash and cash equivalents, end of period ......................   $ 20,900       $ 13,529
                                                                  ========       ========

Supplemental disclosure of non-cash information:
  Capital leases of equipment.................................    $     70       $      -
                                                                  ========       ========
Supplemental disclosure of cash information:
  Cash paid for interest......................................    $     93       $     93
                                                                  ========       ========

                The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  THE COMPANY

BACKGROUND

         Founded in 1980, Cytogen Corporation (the "Company" or "Cytogen") of Princeton, New Jersey is a product-driven, oncology-focused biopharmaceutical company that develops and commercializes a balanced portfolio of oncology products that address the unmet medical needs of patients and the physicians that serve them. The Company directly markets Quadramet(TM) (samarium Sm-153 lexidronam injection), ProstaScint(R) (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide and NMP22(R) BladderChek(R) (nuclear matrix protein 22) in the United States. The Company has exclusive United States marketing rights to Combidex(R) (ferumoxtran-10), an investigational molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging to aid in the differentiation of cancerous from non-cancerous lymph nodes, which is under review by the U.S. Food and Drug Administration (the "FDA"). The Company is also developing therapeutics targeting prostate-specific membrane antigen ("PSMA"), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors.

         Cytogen has had a history of operating losses since its inception. The Company currently relies on two products, ProstaScint and Quadramet, for substantially all of its revenues. In addition, the Company has, from time to time, stopped selling certain products, such as OncoScint(R) CR/OV and the BrachySeed(TM) products, that the Company previously expected would generate significant revenues for its business. The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals. In addition, the Company relies on collaborative partners to a significant degree to, among other things, manufacture its products, secure raw materials, and provide licensing rights to their proprietary products for the Company to sell and market to others.

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

SHORT-TERM INVESTMENTS

         Short-term investments at June 30, 2004 and December 31, 2003 were $23.9 million and $16.6 million, respectively, and consisted of investments in U.S. government agency notes. The Company has the ability and intent to hold these investments until maturity. Held-to-maturity investments are recorded at amortized cost, adjusted for the accretion of discounts or premiums. Discounts or premiums are accreted into interest income over the life of the related investment on a straight-line basis. Dividend and interest income are recognized when earned. These investments mature at various times through April 15, 2005.

IMPAIRMENT OF LONG-LIVED ASSETS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," if indicators of impairment exist, management assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows and eventual disposition of the asset. If impairment is indicated, management measures the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset.

         During the second quarter of 2004, the Company recorded a non-cash charge of $100,000 for equipment impairment associated with the planned closure of the facilities at the Company's AxCell BioSciences subsidiary in July 2004 (see Note 7, "Subsequent Event"). This charge is included in selling, general and administrative expenses for the three and six month periods ended June 30, 2004 in the accompanying consolidated statement of operations.

COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

         In accordance with the SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company is required to record a liability for costs associated with an exit or disposal activity, measured at fair value, in the period in which the liability is incurred. A liability related to one-time termination benefits provided to severed employees as a result of the exit or disposal activity will be recorded when certain criteria have been met and the employees are notified of the details of the plan. A liability for costs to terminate a lease or other contract before the end of its term shall be recognized and measured at its fair value when the Company terminates the contract in accordance with the contract terms. If the contract is an operating lease, the fair value of the liability at the cease-use date shall be determined based on the remaining lease rentals, reduced by estimated sublease rentals that could be reasonably obtained for the property, even if the Company does not intend to enter into a sublease.

         In July 2004, as part of our continuing effort to reduce non-strategic expenses, the Company initiated a closure of facilities at the Company's AxCell BioSciences subsidiary, which will be accounted for pursuant to SFAS No. 146 (see Note 7, "Subsequent Event").

INVENTORIES

         The  Company's   inventories  are  primarily  related  to  ProstaScint.
Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following (all amounts in thousands):

                                             JUNE 30, 2004     DECEMBER 31, 2003
                                             -------------     -----------------
   Raw materials...........................    $       -           $      11
   Work-in-process.........................        1,229               1,089
   Finished goods..........................          203                 787
                                               ---------           ---------
                                               $   1,432           $   1,887
                                               =========           =========
NET LOSS PER SHARE

         Basic net loss per common share is calculated by dividing net loss by the weighted average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three and six month periods ended June 30, 2004 and 2003 because the inclusion of common stock equivalents, which consist of warrants and options to purchase shares of the Company's common stock, would be antidilutive due to the Company's losses.

VARIABLE INTEREST ENTITIES

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

         In June 1999, Cytogen entered into a joint venture with Progenics Pharmaceuticals Inc. ("Progenics," and collectively with Cytogen, the "Members"), to form the PSMA Development Company LLC (the "Joint Venture"). The Joint Venture is currently developing antibody-based and vaccine immunotherapeutic products utilizing Cytogen's exclusively licensed prostate-specific membrane antigen ("PSMA") technology. The Joint Venture is owned equally by the Members (see Note 2, "Equity Loss in the PSMA Development Company LLC"). Cytogen accounts for the Joint Venture using the equity method of accounting.

         The Company believes it is not required to consolidate the Joint Venture under the requirements of FIN 46R.

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

         The  Company  follows  the  disclosure  provisions  of  SFAS  No.  123,
"Accounting  for  Stock-Based   Compensation,"  as  amended  by  SFAS  No.  148,
"Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for options been recognized in the consolidated statements of operations using the fair value method of accounting, the Company's net loss and net loss per share would have been as follows (all amounts in thousands, except per share data):


                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                          --------------------      ----------------------

                                                             2004        2003          2004         2003
                                                             ----        ----          ----         ----
Net loss, as reported.............................        $(4,384)    $(3,368)      $ (8,666)    $ (5,319)
  Add: Stock-based employee compensation
   expense included in reported net loss .........              -           -             11            1

  Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards.........           (341)       (361)          (574)        (712)
                                                          -------     -------       --------     --------
Pro forma net loss................................        $(4,725)    $(3,729)      $ (9,229)    $ (6,030)
                                                          =======     =======       ========     ========
Basic and diluted net loss per
   share, as reported.............................        $ (0.30)    $ (0.37)      $  (0.63)    $  (0.60)
                                                          =======     =======       ========     ========
Pro forma basic and diluted net
   loss per share.................................        $ (0.32)    $ (0.41)      $  (0.67)    $  (0.68)
                                                          =======     =======       ========     ========

RECLASSIFICATION

         Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

2.   EQUITY LOSS IN THE PSMA DEVELOPMENT COMPANY LLC

         In June 1999, Cytogen entered into a joint venture with Progenics to form the PSMA Development Company LLC. The Joint Venture is owned equally by Cytogen and Progenics. Cytogen accounts for the Joint Venture using the equity method of accounting. Cytogen has recognized 50% of the Joint Venture's operating results in its consolidated statements of operations. The Joint Venture is expected to continue to incur losses in future years provided an agreement between the Members is reached on research program goals and budgets for periods after 2004 and the Joint Venture's operations are funded. In 2004, the Members each expect to provide $4.2 million in funding for the development of the PSMA technologies through the Joint Venture. Cytogen has funded $950,000 as of June 30, 2004 and an additional $1.0 million in July 2004 of its $4.2 million commitment. The Members have not committed to fund the Joint Venture beyond December 31, 2004 at this time, except for obligations under existing contractual commitments as of that date.

         For the three months ended June 30, 2004 and 2003, Cytogen recognized $542,000 and $1.1 million, respectively, of the Joint Venture's losses. For the six months ended June 30, 2004 and 2003, Cytogen recognized $1.4 million and $2.0 million, respectively, of the Joint Venture's losses. As of June 30, 2004 and December 31, 2003, the carrying value of Cytogen's investment in the Joint Venture was $148,000 and $550,000, respectively, which represents Cytogen's investment to date in the Joint Venture less its cumulative share of losses and is recorded in other assets. Selected financial statement information of the Joint Venture is as follows (all amounts in thousands):

BALANCE SHEET DATA:


                                                                 JUNE 30,     DECEMBER 31,
                                                                   2004           2003
                                                                ----------   --------------


Cash ........................................................    $    523       $  1,173
Prepaid expenses.............................................          31              -
Accounts receivable from Progenics, a related party..........           -            108
                                                                 --------       --------
       Total assets.........................................     $    554       $  1,281
                                                                 ========       ========

Accounts payable to Progenics, a related party...............    $     14       $      -
Other accounts payable and accrued expenses..................         260            199
                                                                 --------       --------
       Total liabilities....................................          274            199
                                                                 --------       --------

Capital contributions........................................      21,298         19,398
Accumulated deficit..........................................     (21,018)       (18,316)
                                                                 --------       --------
       Total stockholders' equity...........................          280          1,082
                                                                 --------       --------
       Total liabilities and stockholders' equity...........     $    554       $  1,281
                                                                 ========       ========

INCOME STATEMENT DATA:

                                                    THREE                       SIX
                                                MONTHS ENDED                MONTHS ENDED        FOR THE PERIOD
                                                  JUNE  30,                   JUNE 30,        FROM JUNE 15, 1999
                                          ----------------------      -----------------------   (INCEPTION) TO
                                             2004        2003            2004         2003       JUNE 30, 2004
                                          ----------   ---------      ----------   ---------- ------------------

Interest income..............             $       2    $       1      $       5    $        1      $     239
Total expenses...............                 1,086        2,173          2,707         3,932         21,257
                                          ---------    ---------      ---------     ---------      ---------

Net loss.....................             $  (1,084)   $  (2,172)     $  (2,702)    $  (3,931)     $ (21,018)
                                          =========    =========      =========     =========      =========


3.  BRISTOL-MYERS SQUIBB MEDICAL IMAGING, INC.

         As a result of the Company's reacquisition of marketing rights to Quadramet from Berlex Laboratories Inc. ("Berlex") in August 2003, the Company assumed all of Berlex's obligations under a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI"). Effective January 1, 2004, the Company entered into a new manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for Cytogen relating to Quadramet. Under the terms of the new agreement, Cytogen is obligated to pay at least $4.2 million annually through 2008, unless terminated by BMSMI or Cytogen on two years prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or Cytogen on two years prior written notice. During the three and six month periods ended June 30, 2004, Cytogen incurred $1.0 million and $2.1 million, respectively, of manufacturing costs for Quadramet, all of which is included in cost of product related revenues. The Company also pays BMSMI a variable amount per month for each order of Quadramet placed to cover the costs of customer service, which is included in selling, general and administrative expenses.

4.  LITIGATION AND OTHER RELATED MATTERS

         On March 17, 2000, the Company was served with a complaint filed against us in the United States District Court for the District of New Jersey by
M. David Goldenberg and Immunomedics, Inc. (collectively "Plaintiffs"). The litigation claims that the Company's ProstaScint product infringes a patent purportedly owned by Goldenberg and licensed to Immunomedics. The patent sought to be enforced in the litigation has now expired; as a result, the claim, even if successful, would not result in an injunction barring the continued sale of ProstaScint or affect any other of the Company's products or technology. The Company believes that ProstaScint did not infringe this patent, and that the patent was invalid and unenforceable. On December 17, 2001, Cytogen filed a motion for summary judgment of non-infringement of the asserted claims of the patent-in-suit. The Plaintiffs opposed that motion and filed their own cross-motion for summary judgment of infringement. On July 3, 2002, the District Court denied both parties' summary judgment motions, with leave to renew those motions after presenting expert testimony and legal argument based upon that testimony. The parties subsequently presented expert testimony and submitted additional briefing. On April 29, 2003, the Company's motion for summary judgment of non-infringement of all asserted claims was granted, Plaintiffs' motion for summary judgment of infringement was denied and the case was ordered closed. On May 12, 2003, Plaintiffs filed a Notice of Appeal regarding this decision to the U.S. Court of Appeals for the Federal Circuit ("Federal
Circuit"), and subsequently filed their opening brief on July 28, 2003. On September 22, 2003, Cytogen filed its responsive brief. On October 23, 2003, Plaintiffs filed their reply brief. The appeal was fully briefed and oral argument was held on March 2, 2004. The Federal Circuit on June 23, 2004 issued a ruling on the appeal in which it affirmed the District Court's claim construction ruling and summary judgment of no literal infringement by the Company. However, the Federal Circuit determined that there was an issue of material fact as to infringement under the doctrine of equivalents. As a result, it reversed the District Court's grant of summary judgment of no infringement under the doctrine of equivalents and remanded the case to the District Court for further proceedings on this issue. Given the uncertainty associated with litigation, the Company cannot give any assurance that the litigation could not result in a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

5.  SALE OF COMMON STOCK

           In April 2004, the Company issued and sold through a registered direct offering 2,570,000 shares of its common stock at $10.10 per share, resulting in net proceeds to the Company of approximately $24.0 million after the payment of placement agency fees and expenses related to the offering.

6.  STOCK INCENTIVE PLANS

         At the Company's 2004 Annual Meeting of Stockholders held on June 15, 2004, the stockholders of the Company approved the adoption of the Company's 2004 Stock Incentive Plan (the "2004 Plan") and the Company's 2004 Non-Employee Director Stock Incentive Plan (the "2004 Director Plan" and together with the 2004 Plan, collectively, the "2004 Incentive Plans"). An aggregate of 1,200,000 and 375,000 shares of the Company's common stock have been reserved for issuance upon the exercise of option grants or restricted stock awards (as applicable) under the 2004 Plan and 2004 Director Plan, respectively. The 2004 Plan provides for the grant of incentive stock options, non-qualified stock options or restricted stock to the Company's employees, officers, consultants and advisors. The 2004 Director Plan provides for the grant of non-qualified stock options and shares of the Company's common stock, in certain circumstances, to members of the Company's Board of Directors who are not employees of the Company. The Company intends to file a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares of the Company's common stock underlying option grants or other awards under the 2004 Incentive Plans. Furthermore, upon approval of the 2004 Incentive Plans by our stockholders, no further option grants or awards were, or will be, made under the Company's existing 1995 Stock Option Plan or 1999 Non-Employee Director Stock Option Plan. Any unissued and unallocated options previously reserved under these plans were released from reserves.

7.  SUBSEQUENT EVENT

Planned Closure of AxCell BioSciences Facilities

         In July 2004, the Company initiated the closure of the facilities at its AxCell BioSciences subsidiary as part of the Company's continuing efforts to reduce non-strategic expenses. As a result of the closure, the Company will record additional charges in the third quarter of 2004 related to employee severance costs and the potential charge for future rental payments on leased facilities that will no longer be used in operations. Research projects through academic, governmental and corporate collaborators will continue to be supported and additional applications for the intellectual property and technology at AxCell are being pursued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. These forward-looking statements include statements regarding our intent to hold our investments until maturity, additional funding of the PSMA technologies, potential charges resulting from the closure of AxCell Biosciences, growth and market penetration for Quadramet and ProstaScint, revenues, if any, from NMP22 BladderChek and from our joint venture with Progenics Pharmaceuticals Inc., increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for Quadramet, the sufficiency of our capital resources, our need for additional capital and other statements included in this Quarterly Report on Form 10-Q that are not historical facts. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Factors that could cause actual results to differ materially, include, market acceptance of our products, the results of our clinical trials, our ability to hire and retain employees, economic and market conditions generally, our receipt of requisite regulatory approvals for our products and product candidates, the continued cooperation of our marketing and other collaborative and strategic partners, our ability to protect our intellectual property, and the other risks identified in our Annual Report on Form 10-K for the year ended December 31, 2003 under the caption "Additional Factors That May Affect Future Results" and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

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

OVERVIEW

         Founded in 1980, Cytogen Corporation of Princeton, New Jersey is a product-driven, oncology-focused biopharmaceutical company that develops and commercializes a balanced portfolio of oncology products that address the unmet medical needs of patients and the physicians that serve them. We directly market Quadramet(TM) (samarium Sm-153 lexidronam injection), ProstaScint(R) (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide and NMP22(R) BladderChek(R) (nuclear matrix protein 22) in the United States. We have exclusive United States marketing rights to Combidex(R) (ferumoxtran-10), an investigational molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging to aid in the differentiation of cancerous from non-cancerous lymph nodes, which is under review by the U.S. Food and Drug Administration. We are also developing therapeutics targeting prostate-specific membrane antigen (PSMA), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors. Full prescribing information for our products is available at www.cytogen.com or by calling 1-800-833-3533. ProstaScint(R) and OncoScint(R) are registered United States trademarks of Cytogen Corporation. We are the owner of a pending United States trademark application, Serial No. 78374967, relating to Quadramet. All other trade names, trademarks or servicemarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners, and not the property of Cytogen Corporation or any of our subsidiaries.

SIGNIFICANT EVENTS IN 2004

ADDITION TO SENIOR MANAGEMENT

         In April 2004, Thomas S. Lytle joined the Company as Senior Vice President of Sales and Marketing. Mr. Lytle has over 25 years of experience in the pharmaceutical industry and has held senior level positions at Amgen, Inc., Pfizer and Lederle Laboratories. At Cytogen, Mr. Lytle is responsible for overseeing strategic sales and marketing initiatives for our existing and future oncology products.

CAPITAL RAISING

         In April 2004, we issued and sold 2,570,000 shares of our common stock for $10.10 per share through a registered direct offering resulting in net proceeds of approximately $24.0 million after the payment of placement agency fees and expenses related to the offering. The shares in this transaction were registered under our existing shelf registration statement on Form S-3, which was declared effective by the Securities and Exchange Commission on October 30, 2003.

PATENT INFRINGEMENT LITIGATION UPDATE

         In June 2004, we announced a ruling by the U.S. Court of Appeals for the Federal Circuit regarding the recent decision of the U.S. District Court for the District of New Jersey in a patent infringement suit filed by Immunomedics, Inc. The U.S. Court of Appeals for the Federal Circuit determined that the district court correctly construed the claims and, under that construction, our ProstaScint product was not an "intracellular marker substance," and affirmed the district court's grant of summary judgment of no literal infringement. Regarding infringement under the doctrine of equivalents, however, the U.S. Court of Appeals for the Federal Circuit disagreed with the district court's conclusion that there is no issue of material fact and reversed the district court's grant of summary judgment on this point and remanded for further proceedings on the issue.

ADVANCED MAGNETICS SUBMITS RESPONSE TO APPROVABLE LETTER FOR COMBIDEX

         In June 2004, Advanced Magnetics, Inc. and Cytogen announced that Advanced Magnetics submitted a response to the approvable letter received from the U.S. Food and Drug Administration for Combidex, Advanced Magnetics' investigational molecular imaging agent to aid in the non-invasive diagnosis of metastatic lymph nodes that Cytogen will market upon receipt of all appropriate regulatory approvals. In response to the submission, the FDA requested that Advanced Magnetics provide certain additional details underlying the existing supporting data submitted. The FDA subsequently communicated that the data Advanced Magnetics is in the process of gathering, look encouraging to provide a complete response to the approvable letter.

PLANNED CLOSURE OF AXCELL BIOSCIENCES FACILITIES

         In July 2004, as part of our continuing efforts to reduce non-strategic expenses, we initiated the closure of facilities at our AxCell
BioSciences subsidiary. As a result of the closure, we will record additional charges in the third quarter 2004 related to employee severance costs and the potential charge for future rental payments on leased facilities that will no longer be used in operations. Research projects through academic, governmental and corporate collaborators will continue to be supported and additional applications for the intellectual property and technology at AxCell are being pursued.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

                                                                       INCREASE/(DECREASE)
                                                 2004        2003         $           %
                                                 ----        ----     ---------    -------
                                           (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Quadramet
  Product Sales (commenced August 2003).....  $  1,616    $      -    $  1,616        n/a
  Royalties (ceased July 2003)..............         -         465        (465)    (100)%
ProstaScint.................................     2,312       1,599         713        45%
NMP22 BladderChek...........................         -          98         (98)    (100)%
License and Contract........................        24         164        (140)     (85)%
                                              --------    --------    --------
                                              $  3,952    $  2,326    $  1,626        70%
                                              ========    ========    ========

           Total revenues for the second quarter of 2004 were $4.0 million compared to $2.3 million for the same period in 2003. Product related revenues, which include product sales and royalties in 2003, accounted for 99% and 93% of total revenues for the second quarters of 2004 and 2003, respectively. License and contract revenues accounted for the remainder of revenues.

           QUADRAMET. Cytogen recorded Quadramet sales of $1.6 million for the second quarter of 2004 compared to $465,000 of Quadramet royalty revenue during the second quarter of 2003. Quadramet sales and royalties accounted for 41% and 22% of product related revenues for the second quarters of 2004 and 2003, respectively. Berlex Laboratories marketed Quadramet in the United States through July 31, 2003. On August 1, 2003, we reacquired marketing rights to Quadramet from Berlex and began marketing Quadramet through our internal specialty sales force. Effective upon the reacquisition of such marketing rights, we no longer receive royalty revenue from Berlex for Quadramet and we pay royalties to Berlex on our sales of Quadramet. On August 1, 2003, we began recognizing product revenue from our sales of Quadramet. Currently, we market Quadramet only in the United States and have no rights to market Quadramet in Europe. We believe that the future growth and market penetration of Quadramet is dependent upon, among other things: (i) new clinical data supporting the expanded and earlier use of Quadramet in various cancers; (ii) novel research supporting combination uses with other therapies, such as chemotherapeutics and bisphosphonates; and (iii) establishing the use of Quadramet at higher doses to target and treat primary bone cancers. We cannot provide any assurance that we will be able to successfully market Quadramet or that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for us.

         PROSTASCINT. ProstaScint sales were $2.3 million for the second quarter of 2004, an increase of $713,000 from $1.6 million in the second quarter of 2003. Sales of ProstaScint accounted for 59% and 74% of product related revenues for the second quarters of 2004 and 2003, respectively. We believe that such increase in ProstaScint sales is due to a combination of factors. First, we believe that customer demand for ProstaScint has increased due to our focused marketing programs and a higher ProstaScint reimbursement value established for 2004 compared to 2003 that appropriately accounts for the cost of the ProstaScint kit, requisite radioisotope, and compounding costs. Furthermore, we identified new distribution channels to better accommodate customer needs. Finally, for the first time in several years, we implemented price increases for both ProstaScint and Quadramet in late June 2004, while limiting the quantities of ProstaScint that could be purchased by distributors at the pre-increase price. ProstaScint has historically been a challenging product for physicians and technologists to use, in part due to inherent limitations in nuclear medicine imaging. We believe that future growth and market penetration of ProstaScint is dependent upon, among other things, the implementation and continued research relating to advances in imaging technology, new product applications and the validation of PSMA as an independent prognostic indicator. We cannot provide any assurance that we will be able to successfully market ProstaScint, or that ProstaScint will achieve greater market penetration on a timely basis or result in significant revenues for us.

         NMP22 BLADDERCHEK. There were no sales of NMP22 BladderChek during the second quarter of 2004 compared to $98,000 in the second quarter of 2003. We began promoting NMP22 BladderChek to both urologists and oncologists in the United States in November 2002 using our internal sales force. On October 30, 2003, we entered into an amended and restated distribution agreement with Matritech whereby, effective November 8, 2003, we had the right to non-exclusively market NMP22 BladderChek to urologists through December 31, 2003 and have the right to exclusively market NMP22 BladderChek to oncologists through December 31, 2004. We do not expect that sales of NMP22 BladderChek will result in significant revenues for us.

         LICENSE AND CONTRACT REVENUES. License and contract revenues were $24,000 and $164,000 for the second quarters of 2004 and 2003, respectively. Under SAB 101, which we adopted in 2000, license revenues from certain up-front, non-refundable license fees previously recognized were deferred and were being amortized over the estimated performance period. During the second quarter of

2003, we recognized $96,000 of previously deferred license revenue. The deferred revenue was fully recognized as of December 31, 2003. During the second quarter of 2004, we recognized $15,000 of contract revenues compared to $53,000 in the second quarter of 2003 for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals Inc. We expect that the level of future revenues for the remainder of 2004, if any, for contract services provided to the joint venture may vary and will depend upon the extent of research and development services required by the joint venture.

OPERATING EXPENSES

                                                                               INCREASE/(DECREASE)
                                                       2004        2003            $         %
                                                       ----        ----       ---------  --------
                                                  (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
  Cost of product related revenues.............     $  2,396    $    900      $  1,496      166%
  Selling, general and administrative..........        4,914       2,967         1,947       66%
  Research and development.....................          541         718          (177)    (25)%
  Equity in loss of joint venture..............          542       1,086          (544)    (50)%
                                                    --------    --------      --------
                                                    $  8,393    $  5,671      $  2,722       48%
                                                    ========    ========      ========

         Total operating expenses for the second quarter of 2004 were $8.4 million compared to $5.7 million in the same quarter of 2003.

         COST OF PRODUCT RELATED REVENUES. Cost of product related revenues for the second quarter of 2004 were $2.4 million compared to $900,000 in the same period of 2003. The increase from the prior year period is due primarily to our assumption, in August 2003, of the responsibility for manufacturing costs for Quadramet including contractual increases in 2004 related to our new agreement with Bristol Myers Squibb Medical Imaging, royalties to Berlex on our sales of Quadramet and the amortization of the up-front payment to Berlex to reacquire Quadramet.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 2004 were $4.9 million compared to $3.0 million in the same period of 2003. The increase from the prior year period is due primarily to the expansion of our sales force and the implementation of other marketing initiatives for our existing products, including Quadramet, which we reacquired from Berlex in August 2003. As of August 1, 2004, we employed 38 people in sales and marketing. The employees in sales and marketing included 8 Clinical Oncology Specialists and 22 Regional and Territory Managers. By comparison, we had 31 employees in sales and marketing as of December 31, 2003. We anticipate that expenditure levels will continue to increase as we continue this expansion.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 2004 were $541,000 compared to $718,000 in the same period of 2003. The current year expenses reflect the reduction in certain research activities at AxCell, which were partially offset by our increased product development efforts in support of new and expanded uses for Quadramet and ProstaScint. During the second quarter of 2004 and 2003, we incurred $167,000 and $357,000, respectively, in expenses relating to AxCell's operations.

         EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics, was $542,000 and $1.1 million during the second quarters of 2004 and 2003, respectively. Such amounts represented 50% of the joint venture's operating losses. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture, although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture.

         INTEREST INCOME/EXPENSE. Interest income for the second quarter of 2004 was $106,000 compared to $23,000 in the same period of 2003. The increase in 2004 from the prior year period was due to higher average cash balances in 2004. Interest expense for the second quarter of 2004 was $49,000 compared to $46,000 in the same period of 2003. Interest expense includes interest on outstanding debt and finance charges related to various equipment leases that are accounted for as capital leases.

         NET LOSS. Net loss for the second quarter of 2004 was $4.4 million compared to $3.4 million reported in the second quarter of 2003. The basic and diluted net loss per share for the second quarter of 2004 was $0.30 based on
14.8 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.37 based on 9.1 million weighted average common shares outstanding for the same period in 2003.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

REVENUES

                                                                                     INCREASE/(DECREASE)
                                                                                   -----------------------
                                                            2004        2003           $             %
                                                            ----        ----       ---------     ---------
                                                         (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Quadramet
    Product Sales (commenced August 2003)............    $  3,470    $      -      $  3,470          n/a
    Royalties (ceased July 2003).....................           -         914          (914)      (100)%
ProstaScint..........................................       4,039       3,219           820          25%
NMP22 BladderChek....................................           1         123          (122)        (99)%
BrachySeed (ceased January 2003).....................           -         240          (240)       (100)%
License and Contract.................................          43         307          (264)        (86)%
                                                         --------    --------       -------
                                                         $  7,553    $  4,803      $  2,750           57%
                                                         ========    ========      ========

           Total revenues for the first half of 2004 were $7.6 million compared to $4.8 million for the same period in 2003. Product related revenues, which include product sales and royalties, accounted for 99% and 94% of total revenues for the first half of 2004 and 2003, respectively. License and contract revenues accounted for the remainder of revenues.

           QUADRAMET. Cytogen recorded Quadramet sales of $3.5 million for the first half of 2004 compared to $914,000 of Quadramet royalty revenue during the first half of 2003. Quadramet sales and royalties accounted for 46% and 20% of product related revenues for such periods, respectively. Berlex Laboratories marketed Quadramet in the United States through July 31, 2003. On August 1, 2003, we reacquired marketing rights to Quadramet from Berlex and began marketing Quadramet through our internal specialty sales force. Effective upon the reacquisition of such marketing rights, we no longer receive royalty revenue from Berlex for Quadramet and we pay royalties to Berlex on our sales of Quadramet. On August 1, 2003, we began recognizing product revenue from our sales of Quadramet. Currently, we market Quadramet only in the United States and have no rights to market Quadramet in Europe. We believe that the future growth and market penetration of Quadramet is dependent upon, among other things: (i) new clinical data supporting the expanded and earlier use of Quadramet in various cancers; (ii) novel research supporting combination uses with other therapies, such as chemotherapeutics and bisphosphonates; and (iii) establishing the use of Quadramet at higher doses to target and treat primary bone cancers. We cannot provide any assurance that we will be able to successfully market Quadramet or that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for us.

           PROSTASCINT. ProstaScint sales were $4.0 million for the first half of 2004, an increase of $820,000 from $3.2 million in the first half of 2003. Sales of ProstaScint accounted for 54% and 72% of product related revenues for such periods, respectively. We believe that such increase in ProstaScint sales is due to a combination of factors. First, we believe that customer demand for ProstaScint has increased due to our focused marketing programs and a higher
ProstaScint reimbursement value established for 2004 compared to 2003 that appropriately accounts for the cost of the ProstaScint kit, requisite radioisotope, and compounding costs. Furthermore, we identified new distribution channels to better accommodate customer needs. Finally, for the first time in several years, we implemented price increases for both ProstaScint and Quadramet in late June 2004, while limiting the quantities of ProstaScint that could be purchased by distributors at the pre-increase price. ProstaScint has historically been a challenging product for physicians and technologists to use, in part due to inherent limitations in nuclear medicine imaging. We believe that future growth and market penetration of ProstaScint is dependent upon, among other things, the implementation and continued research relating to advances in imaging technology, new product applications and the validation of PSMA as an independent prognostic indicator. We cannot provide any assurance that we will be able to successfully market ProstaScint, or that ProstaScint will achieve greater market penetration on a timely basis or result in significant revenues for us.

         NMP22 BLADDERCHEK. NMP22 BladderChek sales during the first half of 2004 were $1,000 compared to $123,000 in the same period in 2003. We began promoting NMP22 BladderChek to both urologists and oncologists in the United States in November 2002 using our internal sales force. On October 30, 2003, we entered into an amended and restated distribution agreement with Matritech whereby, effective November 8, 2003, we had the right to non-exclusively market NMP22 BladderChek to urologists through December 31, 2003 and have the right to exclusively market NMP22 BladderChek to oncologists through December 31, 2004. We do not expect that sales of NMP22 BladderChek will result in significant revenues for us.

         BRACHYSEED. There were no BrachySeed sales during the first half of 2004 compared to $240,000 during the first half of 2003, which represented 5% of product related revenues. Effective January 24, 2003, we stopped accepting and filling new orders for the BrachySeed products.

         LICENSE AND CONTRACT REVENUES. License and contract revenues were $43,000 and $307,000 for the first half of 2004 and 2003, respectively. Under SAB 101, which we adopted in 2000, license revenues from certain up-front, non-refundable license fees previously recognized were deferred and were being amortized over the estimated performance period. During the first half of 2003, we recognized $193,000 of previously deferred license revenue. The deferred revenue was fully recognized as of December 31, 2003. During the first half of 2004, we recognized $28,000 of contract revenues compared to $100,000 in the first half of 2003 for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals Inc. We expect that the level of future revenues for the remainder of 2004, if any, for contract services provided to the joint venture may vary and will depend upon the extent of research and development services required by the joint venture.

OPERATING EXPENSES

                                                                                 INCREASE/(DECREASE)
                                                                                ---------------------
                                                       2004          2003           $            %
                                                    ---------     ---------     ---------    --------
                                                   (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
  Cost of product related revenues.............     $  4,795      $  1,810      $  2,985       165%
  Selling, general and administrative..........        8,805         5,366         3,439        64%
  Research and development.....................        1,345         1,530          (185)     (12)%
  Equity in loss of joint venture..............        1,351         1,966          (615)     (31)%
                                                    --------      --------      --------
                                                    $ 16,296      $ 10,672      $  5,624        53%
                                                    ========      ========      ========

         Total operating expenses for the first half of 2004 were $16.3 million compared to $10.7 million in the same period of 2003.

         COST OF PRODUCT RELATED REVENUES. Cost of product related revenues for the first half of 2004 were $4.8 million compared to $1.8 million in the same period of 2003. The increase from the prior year period is due primarily to our assumption, in August 2003, of the responsibility for manufacturing costs for Quadramet including contractual increases in 2004 related to our new agreement with Bristol Myers Squibb Medical Imaging, royalties to Berlex on our sales of Quadramet and the amortization of the up-front payment to Berlex to reacquire Quadramet. The increase is partially offset by lower costs associated with our discontinuation of BrachySeed products in January 2003.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first half of 2004 were $8.8 million compared to $5.4 million in the same period of 2003. The increase from the prior year period is due primarily to the expansion of our sales force and the implementation of other marketing initiatives for our existing products, including Quadramet, which we reacquired from Berlex in August 2003. As of August 1, 2004, we employed 38 people in sales and marketing. The employees in sales and marketing included 8 Clinical Oncology Specialists and 22 Regional and Territory Managers. By comparison, we had 31 employees in sales and marketing as of December 31, 2003. We anticipate that expenditure levels will continue to increase as we continue this expansion.

         RESEARCH AND DEVELOPMENT. Research and development expenses for the first half of 2004 were $1.3 million compared to $1.5 million in the same period of 2003. The current year expenses reflect the reduction in certain research activities at AxCell, which were partially offset by our increased product development efforts in support of new and expanded uses for Quadramet and

ProstaScint. During the first half of 2004 and 2003, we incurred $418,000 and $807,000, respectively, in expenses relating to AxCell's operations.

         EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics, was $1.4 million during the first half of 2004 compared to $2.0 million in the same period of 2003 and represented 50% of the joint venture's operating losses. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture, although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture.

         INTEREST INCOME/EXPENSE. Interest income for the first half of 2004 was $170,000 compared to $59,000 in the same period of 2003. The increase in 2004 from the prior year period was due to higher average cash balances in 2004. Interest expense was $93,000 for each of the first halves of 2004 and 2003.
Interest expense includes interest on outstanding debt and finance charges related to various equipment leases that are accounted for as capital leases.

         INCOME TAX BENEFIT. During the first half of 2003, we sold a portion of our New Jersey state net operating losses and research and development credit carryforwards, which resulted in the recognition of $584,000 in income tax benefit. No such sales occurred in the first half of 2004. Assuming the State of New Jersey continues to fund this program, which is uncertain, the future amount of net operating losses and research and development credit carryforwards which we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

         NET LOSS. Net loss for the first half of 2004 was $8.7 million compared to $5.3 million reported in the first half of 2003. The basic and diluted net loss per share for the first half of 2004 was $0.63 based on 13.9 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.60 based on 8.9 million weighted average common shares outstanding for the same period in 2003.

COMMITMENTS

      We have entered into various contractual obligations and commercial commitments. The following table summarizes our contractual obligations as of June 30, 2004 (all amounts in thousands):

                                                       LESS
                                                       THAN        1 TO 3       4 TO 5      MORE THAN
                                                      1 YEAR       YEARS         YEARS       5 YEARS        TOTAL
                                                     --------     -------      --------     ---------      -------
Long-term debt(1) .................................  $     -      $ 2,280      $     -      $     -        $ 2,280
Capital lease obligations..........................       58           39           16            -            113
Facility leases....................................      567          849          113            -          1,529
Other..............................................       10           16            1            -             27
Manufacturing and research and
 development contracts(2) .........................    4,494        4,447          200          750          9,891
Investor relations and consulting services.........      492            -            -            -            492
Capital contribution to joint venture(3) ..........    3,250            -            -            -          3,250
Minimum royalty payments(4)........................    1,314        2,000        2,000        4,333          9,647
                                                     -------      -------      -------      -------        -------

   Total........................................     $10,185      $ 9,631      $ 2,330      $ 5,083        $27,229
                                                     =======      =======      =======      =======        =======

     (1) In August 1998, we received $2.0 million from Elan Corporation, plc in exchange for a convertible promissory note. The note is convertible into shares of our common stock at $28 per share, subject to adjustments, and matures in August 2005. The note bears annual interest of 7%, compounded semi-annually, however, such interest was not payable in cash but was added to the principal through August 2000; thereafter, interest is payable in cash. The note contains certain non-financial covenants, with which we were in compliance as of June 30, 2004.

     (2) As a result of the August 2003 reacquisition of marketing rights to Quadramet, we assumed all of Berlex's obligations under a manufacturing and supply agreement with BMSMI, including an obligation to pay manufacturing costs. Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to Quadramet. Under the terms of the new agreement, we are obligated to pay at least $4.2 million annually through 2008, unless terminated by BMSMI or us on a two year prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two-year prior written notice. Accordingly, we have not included commitments beyond June 30, 2006.

     (3) In 2004, each of Cytogen and Progenics expects to provide $4.2 million in funding for the development of the PSMA technologies through our joint venture with Progenics. Cytogen has funded $950,000 as of June 30, 2004 and an additional $1.0 million in July 2004 of its $4.2 million commitment. Cytogen and Progenics have not yet committed to fund the joint venture beyond December 31, 2004 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture, although we cannot be sure that any further agreements between us and Progenics will be reached regarding the joint venture.

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

LIQUIDITY AND CAPITAL RESOURCES

CONDENSED STATEMENT OF CASH FLOWS:
                                                                  2004
                                                             -------------
                                                      (ALL AMOUNTS IN THOUSANDS)
     Net loss........................................        $    (8,666)
     Adjustment to reconcile net loss to net cash
         used in operating activities................               (250)
                                                             -----------
     Net cash used in operating activities...........             (8,916)
     Net cash used in investing activities...........             (7,754)
     Net cash provided by financing activities.......             23,940
                                                             -----------
     Net increase in cash and cash equivalents.......        $     7,270
                                                             ===========

OVERVIEW

         Our cash and cash equivalents were $20.9 million as of June 30, 2004, compared to $13.6 million as of December 31, 2003. The increase in cash and cash equivalents from the December 31, 2003 balance was primarily due to our receipt of net proceeds of approximately $24.0 million from a registered direct offering of our common stock in April 2004, offset by increased operating expenditures in 2004, including costs to manufacture, promote and support our existing oncology products and to expand our internal sales force. During the first half of 2004 and 2003, net cash used for operating activities was $8.9 million and $5.8 million, respectively. In 2004, we expect operating expenditures to increase over 2003 levels.

         As of June 30, 2004, our total cash, cash equivalents and short-term investments were $44.8 million compared to $30.2 million as of December 31, 2003.

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

         We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources should be adequate to fund our operations and commitments into 2007. We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

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

2004 CAPITAL RAISING

         In April 2004, we sold 2,570,000 shares of our common stock to certain institutional investors for $10.10 per share through a registered direct offering, resulting in net proceeds of approximately $24.0 million after the payment of placement agency fees and expenses related to the offering.

OTHER LIQUIDITY EVENTS

         In 2003, we reacquired the marketing rights to Quadramet from Berlex. Accordingly, effective August 1, 2003, we began recording all revenue from sales of Quadramet. Effective upon the reacquisition of such marketing rights, we no longer receive royalty revenue from Berlex and pay Berlex royalties on our sales of Quadramet. As a result of the reacquisition, we assumed all of Berlex's obligations under a manufacturing and supply agreement with BMSMI. Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to Quadramet. Under the terms of the new agreement, we are obligated to pay at least $4.2 million annually through 2008, unless terminated by BMSMI or us on two years prior written notice. For the first half of 2004, we incurred $2.1 million of manufacturing costs for Quadramet. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two year prior written notice. We also pay BMSMI a variable amount per month for each Quadramet order placed to cover the costs of customer service. In addition, we expect our Quadramet sales and marketing expenses to increase in 2004.

         Beginning in December 2001, we began to equally share the costs of the joint venture with Progenics. Cytogen and Progenics each expect to provide funding of $4.2 million in 2004. Cytogen has funded $950,000 as of June 30, 2004 and an additional $1.0 million in July 2004 of its $4.2 million commitment. Cytogen and Progenics have not committed to fund the joint venture beyond
December 31, 2004 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture. Any funding amount in subsequent periods may vary dependent upon, among other things, the results of the clinical trials and research and development activities, competitive and technological developments, and market opportunities.

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

REVENUE RECOGNITION

         Product related revenues include product sales by Cytogen to its customers and Quadramet royalties. Product sales are recognized when the customer takes ownership and assumes risk of loss, and when the collection of the relevant receivable is probable, persuasive evidence of an agreement exists and the sales price is fixed and determinable. Product sales are recorded net of discounts, rebates and estimated allowances for product returns based on our historical experience and any specific product return issues that we may have identified.

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

         In 2003, Staff Accounting Bulletin No. 104, "Revenue Recognition" replaced Staff Accounting Bulletin No. 101, "Revenue Recognition In Financial Statements," which the Company adopted in 2000. The provisions related to non-refundable, up-front license fees were unchanged in SAB 104 compared to SAB
101. Accordingly, we defer non-refundable, up-front license fees and recognize them over the estimated performance period of the related agreement, when we have continuing involvement. Since the term of performance periods is subject to management's estimates, future revenues to be recognized could be affected by changes in such estimates.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations or investment portfolio. As of June 30, 2004, we had $2.3 million of debt outstanding with a fixed interest rate of 7%. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. However, downward changes in interest rates could expose us to market risk associated with our fixed interest rate debt.

ITEM 4 - CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b) Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On March 17, 2000, we were served with a complaint filed against us in the United States District Court for the District of New Jersey by M. David Goldenberg and Immunomedics, Inc. (collectively "Plaintiffs"). The litigation claims that our ProstaScint product infringes a patent purportedly owned by

Goldenberg and licensed to Immunomedics. The patent sought to be enforced in the litigation has now expired; as a result, the claim, even if successful, would not result in an injunction barring the continued sale of ProstaScint or affect any other of our products or technology. We believe that ProstaScint did not infringe this patent, and that the patent was invalid and unenforceable. On December 17, 2001, we filed a motion for summary judgment of non-infringement of the asserted claims of the patent-in-suit. The Plaintiffs opposed that motion and filed their own cross-motion for summary judgment of infringement. On July 3, 2002, the District Court denied both parties' summary judgment motions, with leave to renew those motions after presenting expert testimony and legal argument based upon that testimony. The parties subsequently presented expert testimony and submitted additional briefing. On April 29, 2003, our motion for summary judgment of non-infringement of all asserted claims was granted, Plaintiffs' motion for summary judgment of infringement was denied and the case was ordered closed. On May 12, 2003, Plaintiffs filed a Notice of Appeal regarding this decision to the U.S. Court of Appeals for the Federal Circuit ("Federal Circuit"), and subsequently filed their opening brief on July 28, 2003. On September 22, 2003, we filed our responsive brief. On October 23, 2003, Plaintiffs filed their reply brief. The appeal was fully briefed and oral argument was held on March 2, 2004. The Federal Circuit on June 23, 2004 issued a ruling on the appeal in which it affirmed the District Court's claim construction ruling and summary judgment of no literal infringement by Cytogen. However, the Federal Circuit determined that there was an issue of material fact as to infringement under the doctrine of equivalents. As a result, it reversed the District Court's grant of summary judgment of no infringement under the doctrine of equivalents and remanded the case to the District Court for further proceedings on this issue. Given the uncertainty associated with litigation, we cannot give any assurance that the litigation could not result in a material adverse effect on the Company's financial condition, results of operations or liquidity.

         In connection with a recent review of certain of our intellectual property, it was determined that we were the recipient, beginning in 1998, of correspondence from legal counsel representing the former employer of Dr. Julius Horoszewicz, the sole inventor on the principal United States patent covering ProstaScint. Such correspondence alleged that the patent rights to Dr. Horoszewicz's discoveries were the property of such former employer and that Dr. Horoszewicz had no right to assign them to us. We vigorously disputed those allegations, and we have no record of the matter having been pursued by such former employer subsequent to August 2000. We believe that in view of the marketing of the technology covered by the patent through the sale of ProstaScint by us, our right to use the underlying technology in our continuing production and sale of ProstaScint should not be at risk. However, if such claims were reasserted, and if it were to be concluded that Dr. Horoszewicz in fact had no right to assign the patent to us, a court could determine that we have no right to use the technology covered by the patent or that any royalties paid by or payable by us in respect of the use of the patent should have been paid in the past, and should in the future be payable, to Dr. Horoszewicz's former employer in lieu of Dr. Horoszewicz. The amount of any such payments, and our liability for them, is not presently determinable, and we cannot give any assurance that an adverse determination could not result in a material expenditure to us or have a material adverse effect on our financial condition, results of operations or liquidity.

         In addition, we have certain rights to indemnification against litigation and litigation expenses from the inventor of technology used in ProstaScint, which may be offset against royalty payments on sales of

ProstaScint. However, given the uncertainty associated with litigation, we may incur material expenditures.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

         The following information relates to all of the securities sold by us within the past quarter that were not registered under the securities laws at the time of grant, issuance and/or sale:

         OPTION GRANTS

         During the second quarter of 2004, we granted stock options pursuant to our 2004 Stock Incentive Plan and 2004 Non-Employee Director Stock Incentive Plan, both of which were approved by our stockholders at our Annual Meeting of Stockholders on June 15, 2004. Such options were not registered under the Securities Act of 1933, as amended, or the Securities Act. The Company intends to file a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares of the Company's common stock underlying option grants or other awards under the 2004 Stock Incentive Plan and 2004 Non-Employee Director Stock Incentive Plan. All of such option grants were granted at the then current fair value of the common stock. The following table sets forth certain information regarding such grants during the quarter:

                                            Number           Weighted Average
            Plan                          of Shares     Exercise Price Per Share
            ----                          ---------     ------------------------
2004 Stock Incentive Plan..............    160,000               $11.50

2004 Non-Employee Director Stock
      Incentive Plan...................    147,500               $11.51

         We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act as transactions not involving any public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Securities Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 15, 2004, we held our Annual Meeting of Stockholders to: (i) elect eight directors; (ii) consider and vote upon a proposal to adopt the Company's 2004 Stock Incentive Plan; (iii) consider and vote upon a proposal to adopt the Company's 2004 Non-Employee Director Stock Incentive Plan; and (iv) transact such other business as may come before the meeting.

         There were represented at the our annual meeting, either in person or by proxy 13,552,506 shares of our common stock out of a total number of 15,214,249 shares of common stock issued and outstanding and entitled to vote at the meeting.

         The following tables set forth information regarding the number of votes cast for, withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting. Under the rules of the Nasdaq Stock Market, brokers who hold shares in street name for customers who are beneficial owners of those shares may be prohibited from giving a proxy to vote shares held for such customers on certain matters without specific instructions from such customers (broker non-votes). Under Delaware law, abstentions and broker non-votes are counted as shares represented at the meeting for purposes of determining the presence or absence of a quorum at a stockholders meeting. The election of directors is decided by a plurality of the votes cast, and therefore, votes that are withheld have no effect on the outcome of the vote. Adoption of the proposals relating to our 2004 Stock Incentive Plan and 2004 Non-Employee Director Stock Incentive Plan, required the affirmative vote of a majority of shares cast at the meeting. Therefore, abstentions and broker non-votes have no effect on the vote.

         (i) Election of Directors:

                                                                                         BROKER NON-
               NOMINEES                   FOR           WITHHELD        ABSTENTIONS         VOTES
      ----------------------          ----------      -----------       -----------      -----------
      James A. Grigsby                13,241,502         311,004            N/A              N/A
      Michael D. Becker               13,298,108         254,398            N/A              N/A
      John E. Bagalay, Jr.            11,755,093       1,797,413            N/A              N/A
      Allen Bloom                     13,202,905         349,601            N/A              N/A
      Stephen K. Carter               13,299,637         252,869            N/A              N/A
      Robert F. Hendrickson           13,209,732         342,774            N/A              N/A
      Kevin G. Lokay                  13,204,050         348,456            N/A              N/A
      H. Joseph Reiser                13,237,927         314,579            N/A              N/A


         (ii) Proposal to approve the adoption of our 2004 Stock Incentive Plan:


                                                                    BROKER NON-
             FOR              AGAINST           ABSTENTIONS            VOTES
      ---------------    ----------------     ---------------     --------------
          4,052,703          2,708,281             40,910            6,750,612


         (iii) Proposal   to  approve the  adoption  of  our  2004  Non-Employee
               Director Stock Incentive Plan:

                                                                    BROKER NON-
             FOR              AGAINST           ABSTENTIONS            VOTES
      ---------------    ----------------     ---------------     --------------
          3,896,138          2,864,779             40,977            6,750,612


ITEM 5.  OTHER INFORMATION

         On April 14, 2004, Thomas S. Lytle joined Cytogen as our Senior Vice President of Sales and Marketing. On June 15, 2004, we entered into a Change of Control Severance Agreement, in the form we utilize with our executive officers, with Mr. Lytle.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:


        Exhibit No.  Description
        -----------  -----------


           10.1      Cytogen  Corporation   2004  Stock  Incentive  Plan.  Filed
                     herewith.

           10.2      Cytogen  Corporation  2004   Non-Employee   Director  Stock
                     Incentive Plan. Filed herewith.

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

           On June 25, 2004, we filed a Current Report on Form 8-K relating to Advanced Magnetics, Inc.'s submission of a response to the approvable letter received from the United States Food and Drug Administration for Combidex.

           On August 5, 2004, we furnished a Current Report on Form 8-K dated August 5, 2004, containing a copy of our earnings release for the period ended June 30, 2004 (including financial statements) pursuant to Item 12 (Results of Operations and Financial Condition).

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CYTOGEN CORPORATION





Date: August 9, 2004              By: /s/ Michael D. Becker
                                    --------------------------------------------
                                    Michael D. Becker
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 9, 2004              By: /s/ Christopher P. Schnittker
                                     -------------------------------------------
                                    Christopher P. Schnittker
                                    Senior Vice President and
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)