Form 10-K/A
period 2004-12-31
CYTOGEN CORP
filed 2005-04-28
CIK 725058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of Cytogen Corporation (the “Company” or “Cytogen”) filed on March 16, 2005 with the Securities & Exchange Commission (the “SEC”) is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The Company will not file its definitive proxy statement within 120 days of its fiscal year ended December 31, 2004 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report.

In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 12b-15 and 13a-14(a) under the Exchange Act, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 16, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

PART III

Item 10.	Directors and Executive Officers of the Company

Directors

Our Board of Directors of the Company currently consists of seven (7) directors. Each director’s term expires at each annual meeting, and our stockholders must elect individuals to serve as our Board of Directors until the following year’s annual meeting. Certain information regarding each of our directors is set forth below.

Name	Age	Served as a Director Since	Positions with the Company
James A. Grigsby	62	1996	Chairman of the Board

Michael D. Becker	36	2002	President, Chief Executive Officer and Director

John E. Bagalay, Jr.	71	1995	Director

Allen Bloom	61	2003	Director

Stephen K. Carter	67	1998	Director

Robert F. Hendrickson	72	1995	Director

Kevin G. Lokay	48	2001	Director

The principal occupations and business experience, for at least the past five years, of each of our directors are as follows:

James A. Grigsby has served on our Board of Directors since May 1996 and has served as Chairman of the Board since June 1998. Mr. Grigsby currently serves and has served as President and principal owner of Grigsby & Smith, a financial planning and investment management firm located in Pittsfield, MA, since January 2002. Previously, Mr. Grigsby was President of Cancer Care Management LLC, a consulting firm providing consulting services regarding cancer disease management issues. From 1989 to 1994, Mr. Grigsby was President of CIGNA Corporation’s International Life and Employee Benefits Division, which operated in over 20 countries worldwide, and prior to that period he also served as the head of CIGNA’s national health care sales force. Prior to that period, since 1978, he held a number of executive positions with CIGNA Corporation. Mr. Grigsby received a B.A. degree in Mathematics from Baylor University and is a Fellow of the Society of Actuaries.

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

John E. Bagalay, Jr. has served on our Board of Directors since October 1995. Dr. Bagalay was a director of Cellcor, Inc. prior to our acquisition of Cellcor in October 1995. He was our interim President and CEO from January 1998 to September 1998, and our Chief Financial Officer from October 1987 to September 1988. He has been the Director of Special Projects in the Life Sciences in the Technology Commercialization Institute at Boston University since November 2004. He was Senior Advisor to the Chancellor, Boston University from January 1998 until November 2004. He was a director,

Chief Operating Officer and Chief Financial Officer of Eurus Technologies, Inc. from January 1999 until August 2001 and Chief Executive Officer from October 2000 until August 2001. He was a Director and the Finance Director of Eurus International Limited, a company organized under the laws of England and Wales, from January 2000 until March 2004. He served as the Managing Director of the Community Technology Fund, the venture capital affiliate of Boston University, from September 1989 until January 1998. Dr. Bagalay also served as General Counsel for Texas Commerce Bancshares, Houston First Financial Group and Lower Colorado River Authority, a regulated electric utility. Dr. Bagalay currently also serves as chairman of the board of directors of Wave Systems Corporation and is a member of the boards of directors of several privately held companies. Dr. Bagalay holds a B.A. degree in Politics, Philosophy and Economics and a Ph.D. degree in Political Philosophy from Yale University, and a J.D. degree from the University of Texas.

Allen Bloom has served on our Board of Directors since June 2003. Dr. Bloom, a patent attorney, was a partner at the law firm Dechert LLP, from 1994 until his retirement in December 2003 and is now Of Counsel. Dr. Bloom was Co-Chair of the Intellectual Property Group and headed a patent practice group which focused on biotechnology, pharmaceuticals and medical devices. For the nine years prior to that, he was Vice President, General Counsel and Secretary of The Liposome Company, Inc., a biotechnology company. His responsibilities there included management of patent, regulatory and licensing activities. Dr. Bloom also serves on the Board of Directors of Unigene Laboratories, Inc. Dr. Bloom holds a Ph.D. degree in Organic Chemistry from Iowa State University, a J.D. degree from New York Law School and a B.S. in Chemistry from Brooklyn College.

Stephen K. Carter has served on our Board of Directors since September 1998. Since 1997, Dr. Carter has been a consultant to the pharmaceutical industry. Dr. Carter was Senior Vice President of Research and Development at Boehringer Ingelheim Pharmaceuticals, Inc. from 1995 to 1997. Prior to joining Boehringer, Dr. Carter was Senior Vice President of Worldwide Clinical Research and Development at Bristol-Myers Squibb Company. From 1976 to 1982, Dr. Carter served as Director of the Northern California Cancer Program. Dr. Carter was also appointed to President Clinton’s panel for AIDS drug development. Dr. Carter is a director of Alfacell Corporation, Emisphere Technologies, Inc., Callisto Pharmaceuticals, Inc., Tapestry Pharmaceuticals, Inc., Vion Pharmaceuticals Inc. and several privately held companies. Dr. Carter received an A.B. in History from Columbia College and an M.D. degree from New York Medical College. He completed a medical internship and residency at Lenox Hill Hospital.

Robert F. Hendrickson has served on our Board of Directors since March 1995. Since 1990, Mr. Hendrickson has been a consultant to the pharmaceutical and biotechnology industries on strategic management and manufacturing issues. Prior to his retirement in 1990, Mr. Hendrickson was Senior Vice President of Manufacturing and Technology for Merck & Co., Inc. He is currently a trustee of the Carrier Foundation and a member of the board of directors of Unigene Laboratories, Inc. Mr. Hendrickson previously served as a director of a number of other public biotechnology companies including The Liposome Company, Inc. and Envirogen, Inc. Mr. Hendrickson received an A.B. degree from Harvard College and an M.B.A. degree from the Harvard Graduate School of Business Administration.

Kevin G. Lokay has served on our Board of Directors since January 2001. Mr. Lokay is currently Vice President, Oncology and Acute Care Business Unit at GlaxoSmithKline Pharmaceuticals. Prior to joining GlaxoSmithKline in 1997, Mr. Lokay spent 16 years with Merck & Co., where his most recent assignment was Vice President, Worldwide Sales, Marketing and Development in Merck’s Vaccine Division. Mr. Lokay joined Merck in 1981 as a sales representative, and progressed through numerous positions of increasing responsibilities in sales, market research, advertising, product management, and business development, while gaining experience in a wide variety of therapeutic areas, including antihypertensives, antiarrythmics, antibiotics, analgesics/anti-inflammatories, psychotherapeutics, vaccines, and gastro-intestinal products. Mr. Lokay is a director of the University of Sciences, Philadelphia, Pennsylvania. He holds an M.B.A. degree with a concentration in Marketing from the Krannert School of Management at Purdue University, and a B.A. degree in Economics from Lafayette College.

Executive Officers and Key Employees

Our current executive officers and key employees and their respective ages and positions with us are as follows:

Name	Age	Capacities In Which Served	In Current Position Since
Executive Officers:

Michael D. Becker(1)	36	President, Chief Executive Officer and Director

December 2002

(Vice President of Business Development and Industry Relations from October 2002 to December 2002; Chief Executive Officer of AxCell Biosciences Corporation since October 2004; Interim Chief Executive Officer of AxCell from January 2002 to October 2004)

Christopher P. Schnittker	36	Senior Vice President and Chief Financial Officer	April 2004 (Vice President and Chief Financial Officer from September 2003 to April 2004)

William F. Goeckeler	49	Senior Vice President, Operations	December 2003 (Vice President, Operations from January 2003 to December 2003; Vice President of Research and Development from June 2001 to January 2003)

Thomas S. Lytle	58	Senior Vice President, Sales and Marketing	April 2004

William J. Thomas	45	Senior Vice President and General Counsel	August 2004

Key Employees:

Michael J. Manyak	54	Vice President, Medical Affairs	January 2005

Thu A. Dang	44	Vice President, Finance	January 2003 (Director of Finance from May 2000 to January 2003)

Rita A. Auld	57	Vice President, Human Resources and Administration and Corporate Secretary	January 2003 (Director of Human Resources from October 2000 to January 2003; Corporate Secretary since March 2003)

(1)	Mr. Becker’s biographical information appears above. See “Directors”.

Christopher P. Schnittker, CPA, joined Cytogen in September 2003 and currently serves as our Senior Vice President and Chief Financial Officer. Prior to joining Cytogen, Mr. Schnittker served as Chief Financial Officer of Genaera Corporation (formerly Magainin Pharmaceuticals, Inc.) from June 2000 to August 2003. Prior to Genaera, Mr. Schnittker served as Director of Finance from August 1999 to May 2000 and Controller from December 1997 to August 1999 at GSI Commerce, Inc., a publicly-traded technology company. From June 1995 to December 1997, Mr. Schnittker held several positions of increasing responsibility at Rhône-Poulenc Rorer, Inc. (now sanofi aventis). Prior to that, Mr. Schnittker held various positions at Price Waterhouse LLP’s (now PricewaterhouseCoopers LLP) Life Sciences audit practice from 1990 to 1995. Mr. Schnittker received his B.A. degree in Accounting from Lafayette College, and is a certified public accountant licensed in the State of New Jersey.

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

Thomas S. Lytle joined Cytogen in April 2004 as our Senior Vice President, Sales and Marketing. Prior to joining Cytogen, Mr. Lytle was with Amgen, Inc. from 1997 to January 2004 where he held senior marketing positions, including Vice President of Strategic Marketing and Business Development, and Vice President of New Products Marketing. Mr. Lytle began his career in the health care industry when he joined Pfizer, Inc. in 1971 and, during more than 20 years with Pfizer, he gained a broad range of industry experience in a series of sales, marketing and marketing management positions in several therapeutic categories. Further, as Vice President of Marketing for Lederle Laboratories, a division of American Cyanamid, from 1989 to 1991, he had responsibility for a broad range of anti-infective, oncology, cardiovascular, and anti-inflammatory products. Mr. Lytle holds an M.B.A. degree in Marketing from LaSalle University, and a B.B.A. in Marketing from Western Michigan University. In 1993, he retired from the United States Army Reserve as a Colonel.

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

Michael J. Manyak, M.D. joined Cytogen in January 2005 as our Vice President of Medical Affairs. Prior to joining Cytogen, Dr. Manyak was Professor of Urology, Microbiology, and Tropical Medicine at The George Washington University Medical Center (GWUMC) where he was also Chairman of the Department of Urology. After completing his urological residency at GWUMC, Dr. Manyak became an American Foundation for Urological Disease Scholar at the National Cancer Institute, completed a fellowship in Biotechnology in 1988, and joined the urological staff at GWUMC. Dr. Manyak has also served on the Medicare Coverage Advisory Committee for the Center for Medicare and Medicaid Services where he was a member of the Imaging Subcommittee. In addition, he received a presidential appointment to the National Kidney and Urological Disease Advisory Board. He was formerly a voting member of the Food and Drug Administration Regulatory Panel for Genitourinary and Gastrointestinal Devices. He has been a reviewer for the National Institutes of Health Special Study Section for Small Business Grants and several professional journals. Dr. Manyak holds a B.A. degree in Pre-professional Studies from the University of Notre Dame and an M.D. degree from the University of the East, Manila, Philippines.

Thu A. Dang has served as our Vice President, Finance since January 2003. Ms. Dang joined Cytogen in September 1988 as our Senior Financial Reporting Accountant, and was promoted to Director of Finance in May 2000. Prior to joining Cytogen, Ms. Dang held numerous positions with Harrisburg Dairies for six years, serving ultimately as their Controller. Ms. Dang holds a B.S. degree in Accounting from Elizabethtown College.

Rita A. Auld has served as our Vice President, Human Resources and Administration since January 2003 and as Corporate Secretary since March 2003. Ms. Auld joined Cytogen as our Director of Human Resources in October 2000. For a period of six years prior to joining Cytogen, Ms. Auld was the Director of Human Resources of Flexpaq Corporation, where she established the Human Resources Department, developing procedures, handbooks and benefit and safety programs. Ms. Auld has over 20 years of experience with sales, manufacturing, accounting and engineering organizations, directing the activities of human resources and administrative functions, specializing in small-sized companies, both public and private. Ms. Auld holds Associates and B.S. degrees in Business Administration from Thomas A. Edison State College and is certified as a Human Resources Professional.

None of Cytogen’s executive officers, key employees or directors is related to any other of Cytogen’s executive officers, key employees or directors.

Audit and Finance Committee of the Board of Directors

The Audit and Finance Committee of our Board of Directors currently consists of John E. Bagalay, Jr., who serves as Chairman, Robert F. Hendrickson and Stephen K. Carter. The Audit and Finance Committee was established in 1986 and held eight meetings in 2004. The Audit and Finance Committee Charter was last amended and restated in April 2004. Our Audit and Finance Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including the receipt and consideration of certain reports from our independent registered public accounting firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	reviewing our risk management policies;

•	establishing procedures for the receipt, retention and treatment of accounting-related complaints and for the confidential, anonymous submission by our employees of accounting-related concerns;

•	meeting separately with our independent registered public accounting firm, management and internal auditors; and

•	preparing the Report of the Audit and Finance Committee required by SEC rules (which will be included in our proxy statement).

Determination of Audit and Finance Committee Financial Expert

The Board of Directors has determined that John E. Bagalay, Jr. is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K and that Dr. Bagalay is an independent director under relevant NASDAQ rules, including, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required by SEC regulation to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).

Based solely on our review of the copies of such forms received by us, during 2004, each such reporting person has filed all of their respective reports pursuant to Section 16(a) on a timely basis.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our Directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted the Code of Business Conduct and Ethics on our website, which is located at www.cytogen.com. In addition, we intend to disclose on our website any amendments to, or waivers from, any provision of the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.	Executive Compensation

Summary of Compensation in Fiscal 2004, 2003 and 2002

The following Summary Compensation Table sets forth information concerning compensation during the years ended December 31, 2004, 2003 and 2002 for services in all capacities awarded to, earned by or paid to our Chief Executive Officer at any time during 2004 and each other of our executive officers as of December 31, 2004, whose aggregate cash compensation exceeded $100,000 at the end of 2004 (collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Annual Compensation(1)				Long-Term Compensation	All Other Compensation (4) ($) (i)
Awards
	Year (b)	Salary ($) (c)	Bonus(2) ($) (d)	Other Annual Compensation(3) ($) (e)	Securities Underlying Options (#) (g)
Michael D. Becker(5) President and Chief Executive Officer	2004 2003 2002	279,994 259,616 162,142	73,500 75,000 —	— — 13,959	50,000 10,000 200,000	6,399 6,224 108

Christopher P. Schnittker (6) Senior Vice President and Chief Financial Officer	2004 2003	200,000 63,077	37,500 10,267	— —	10,000 20,000	5,547 56

William F. Goeckeler(7) Senior Vice President, Operations	2004 2003 2002	204,750 200,962 175,000	38,391 41,667 —	— — —	30,000 12,396 7,000	6,429 6,268 5,725

Thomas S. Lytle(8) Senior Vice President, Sales and Marketing	2004	140,769	26,563	—	40,000	551

(1)	Certain perquisites or personal benefits are not included herein because they did not exceed, in the case of each Named Executive, the lesser of either $50,000 or 10% of total annual salary and bonus reported for the Named Executives.

(2)	The amounts disclosed in this column include bonus payments made to each of the Named Executives in cash for fiscal years 2004 and 2003 and paid in 2005 and 2004, respectively. No bonuses were paid to Named Executives for the fiscal year ended December 31, 2002.

(3)	The amounts disclosed in this column consist of relocation expenses.

(4)	The amounts disclosed in this column include amounts contributed or accrued by us in the respective fiscal years under our Retirement Savings Plan, a defined contribution plan which consists of a 401(k) portion and a discretionary contribution portion. In fiscal year 2004, these amounts were as follows: on behalf of Mr. Becker, $6,150; Mr. Schnittker, $5,385; Dr. Goeckeler, $6,150; and Mr. Lytle, $0. The amounts disclosed also include insurance premiums paid by the Company with respect to group term life insurance and with respect to fiscal year 2004. They were as follows: on behalf of Mr. Becker, $249; Mr. Schnittker, $162; Dr. Goeckeler, $279; and Mr. Lytle, $551.

(5)	Mr. Becker joined the Company in April 2001 and was promoted to President and Chief Executive Officer in December 2002. In connection with such promotion, Mr. Becker was granted options to purchase 200,000 shares of our common stock under our 1995 Plan. The exercise price per share of such options is $3.54, the fair market value of our common stock on the date of grant. 50,000 of such options vested immediately upon grant, and the remaining 150,000 options will vest in three equal tranches of 50,000, based upon Mr. Becker’s achievement of certain performance-based milestones established by the Board of Directors.

(6)	Mr. Schnittker joined the Company in September 2003 as our Vice President and Chief Financial Officer, and was promoted to Senior Vice President and Chief Financial Officer in April 2004.

(7)	Dr. Goeckeler was promoted to Vice President, Research and Development in June 2001; was promoted to Vice President, Operations in January 2003; and was promoted to Senior Vice President, Operations in December 2003.

(8)	Mr. Lytle joined the Company in April 2004 as our Senior Vice President, Sales and Marketing.

Option Grants in 2004

The following table sets forth information concerning individual grants of stock options made during 2004 to each of the Named Executives.

OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
Name (a)	Number of Securities Underlying Options Granted (#) (b)	Percent of Total Options Granted to Employees in Fiscal Year(1) (c)		Exercise or Base Price ($/share)(2) (d)		Expiration Date (e)
							5% ($) (f)		10% ($) (g)
Michael D. Becker	50,000	13.05%			$11.50	6/15/2014		$361,614		$916,402

Christopher P. Schnittker	10,000	2.61%			$11.50	6/15/2014		$72,323		$183,280

William F. Goeckeler	30,000	7.83%			$11.50	6/15/2014		$216,969		$549,841

Thomas S. Lytle	30,000 10,000	7.83 2.61	% %	$ $	11.045 11.50	4/14/2014 6/15/2014	$ $	208,384 72,323	$ $	528,087 183,280

(1)	Based on an aggregate of 383,000 options granted to employees in 2004, including options granted to Named Executives.

(2)	The exercise price of all stock options granted during the last fiscal year is equal to the average of the high and low sale prices of our common stock as reported on the Nasdaq National Market on the respective dates the options were granted. Options granted to executive officers generally vest over three years at the rate of 33.3% per year beginning on the first anniversary of the date of grant, subject to acceleration under certain conditions. The maximum term of each option granted is ten years from the date of grant.

(3)	These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of our common stock and overall stock market conditions. There is no assurance that the amounts reflected will be realized.

Aggregated Option Exercises in 2004 and Year End Option Values

The following table sets forth information concerning each exercise of options during 2004 by each of the Named Executives and the year end value of unexercised in-the-money options.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR END OPTION VALUES

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) Exercisable/ Unexercisable (d)	Value of Unexercised In-the-Money Options at Fiscal Year End(1) ($) Exercisable/ Unexercisable (e)
Michael D. Becker	—	—	64,334 / 206,666	$401,067 / $1,202,133

Christopher P. Schnittker	—	—	6,667 / 23,333	$14,801 / $ 29,799

William F. Goeckeler	—	—	20,406 / 40,596	$50,652 / $ 46,029

Thomas S. Lytle	—	—	0 / 40,000	$0 / $ 14,450

(1)	The fair market value of our common stock underlying options at December 31, 2004 was $11.52 per share.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

On December 17, 2002, we entered into a letter agreement with Michael D. Becker in connection with Mr. Becker’s promotion to President and Chief Executive Officer of the Company. Under the terms of such letter agreement, Mr. Becker received an annual base salary of $250,000, which was subsequently increased to $280,000 for 2004 and $300,000 for 2005, and a car allowance of $750 per month. Mr. Becker is also eligible to participate in the Cytogen Corporation Performance Bonus Plan, as and if approved by our Board of Directors, with a target bonus rate of up to 35% of base salary based upon performance objectives. Mr. Becker is also entitled to all existing Company benefits, at the sole discretion of the Board of Directors.

In addition, Mr. Becker was granted options to purchase 200,000 shares of our common stock under our 1995 Stock Option Plan. The exercise price per share of such options is $3.54, the fair market value of our common stock on the date of grant. 50,000 of such options vested immediately upon grant, and the remaining 150,000 options will vest, if at all, in three equal tranches of 50,000, based upon Mr. Becker’s achievement of certain performance based milestones established by the Board of Directors. Mr. Becker has subsequently received additional options to purchase shares of our common stock. Additionally, pursuant to the terms of the letter agreement, in the event we terminate Mr. Becker’s employment for reasons other than for cause, as defined therein, Mr. Becker shall be entitled to receive twelve months’ base pay and continuation of benefits under COBRA, and a pro rata portion of any incentive benefits earned through the date of termination.

Each of our executive officers and each of Dr. Manyak, Ms. Auld and Ms. Dang are currently party to an Executive Change of Control Severance Agreement with Cytogen. Such agreements provide, generally, for the payment of twelve months’ base salary, a pro-rata portion of such officer’s bonus compensation, the continuation of all benefits, reasonable Company-paid outplacement assistance and certain other accrued rights, in the event such officer’s employment with us is terminated in connection with a change in control as set forth therein.

Directors’ Compensation

Annual Retainers

Each of our non-employee directors receives an annual retainer of $16,000. In addition: (i) the Chairman of the Board (who is not an employee of the Company) currently receives, based upon significant time spent on Company business, an additional annual retainer of $50,000; (ii) any non-employee director who also chairs a board committee receives an additional annual fee of $6,000; and (iii) members of the Research and Development Committee each receive an annual fee of $4,000.

Board Meeting Attendance

Each of our non-employee directors receives $2,000 for each board meeting attended in person, and $500 if such participation is by telephone.

Committee Meeting Attendance

Non-employee directors receive $1,000 for each committee meeting attended in person, and $500 if such participation is by telephone, but, other than members of the Research and Development Committee who receive an annual fee as set forth above, receive no additional fees for committee membership.

Equity Compensation

Pursuant to our 2004 Non-Employee Director Stock Incentive Plan (the “Director Plan”), which was approved by our stockholders at our 2004 Annual Meeting, each non-employee director receives an initial grant of options on the date of appointment equal to a pro-rata portion of 10,000 shares of our common stock per year, based upon the number of months remaining from the date of election until the one year anniversary of the preceding annual meeting. In addition, on the day following each annual meeting of the stockholders, each individual who is re-elected as a non-employee director is automatically granted options to purchase 10,000 shares of our common stock. The Chairman of the Board, unless the Compensation Committee determines otherwise, receives an additional grant of 7,500 options to purchase shares of our common stock on the day following each annual meeting. Furthermore, each director who, upon conclusion of our 2004 Annual Meeting of Stockholders and the adoption of the Director Plan, was a non-employee director, was granted options to purchase 10,000 shares of our common stock.

Options granted under the Director Plan are exercisable at a price equal to the average of the high and low sale prices of the common stock as reported on the Nasdaq National Market on the date of grant and vest in full (i.e., first become exercisable) at the first anniversary of the option grant date.

Each director’s outstanding options granted under the Director Plan also become immediately exercisable in full: (i) upon the occurrence of a Corporate Transaction or Major Event, as defined in the Director Plan; (ii) upon death or disability of such Director, or if a Director dies within three months following the date of his or her termination of service on the Board, until the earlier of the end of the one-year period immediately following the date of termination of service, or the expiration of the term of the option; or (iii) if the non-employee director has served as a director of the Company for three years, upon voluntary resignation or retirement after age 55, until the earlier of the end of the five year period immediately following the date of the termination of service, or the expiration of the term of the option.

Each eligible director may name, from time to time, any beneficiary or beneficiaries (which may be named contingently or successively) as his or her beneficiary for purposes of the Director Plan. Each designation shall be on a form prescribed by the Company, will be effective only when delivered to the Company, when effective will revoke all prior designations by such director and will be allowed only to the extent permitted by applicable law. If an eligible director dies with no such beneficiary designation in effect, such person’s options will be transferable by will or pursuant to the laws of descent and distribution applicable to such person.

The Director Plan also provides that non-employee directors shall receive, at the sole discretion of and after formal action by our Board of Directors, such number of shares of common stock that is equal to each such director’s cash compensation (including, but not limited to, annual service fees, fees payable for board and committee meetings attended and fees for committees chaired) (the “Cash Component”), divided by the fair market value of our common stock as of the date of issuance of such shares (the “Compensation Shares”), which date shall be no earlier than the date on which the applicable Cash Component compensation becomes due and payable by the Company. Compensation Shares shall not be issued for services not yet rendered by such directors to the Company.

The Director Plan also provides that, in the event the Board elects to issue Compensation Shares, such eligible directors will receive Compensation Shares until, absent additional Board action, at least such time as: (i) such director owns 2,000 shares of our common stock, excluding options or other rights to acquire shares of our common stock, whether exercisable or unexercisable; or (ii) if fewer than 2,000 shares are so owned, such smaller number of shares has a fair market value of in excess of $100,000, excluding the value, if any, of options to purchase common stock, whether exercisable or unexercisable, or other rights to acquire our common stock. Upon achieving either of such milestones (i) or (ii) above, each such director may, at his or her option, elect to cease receiving his or her Cash Component to which he or she is entitled in shares of our common stock under the Director Plan; provided, however, that such director must make such election by providing notice of such election to us in a timely manner. As of the date hereof, all of our current non-employee directors have satisfied either of the milestones as set forth above, and have elected to receive their director compensation in cash.

Each option provided for in the Director Plan shall be granted automatically and without further action by us, our Board of Directors or our stockholders. Promptly after the date of grant of each option provided for in the Director Plan, we shall cause an option agreement to be executed and delivered to the holder of the option. No other options may be granted at any time under the Director Plan.

Expense Reimbursement

All non-employee directors are eligible to be reimbursed for expenses incurred in connection with their service on the Board of Directors.

Compensation Committee Interlocks And Insider Participation

During 2004, our Compensation Committee consisted of Robert F. Hendrickson, who served as Chairman of the Committee, Allen Bloom and Kevin G. Lokay. There are no, and during 2004 there were no, Compensation Committee interlocks.

Report of the Compensation Committee of the Board of Directors

Policy

The Compensation Committee of the Board of Directors is responsible for oversight of our executive compensation program. The Compensation Committee is composed entirely of independent, non-employee directors. The Compensation Committee makes recommendations to the full Board of Directors on compensation policy and as to specific compensation actions, except where independent action by the Compensation Committee is appropriate.

Our compensation program, both for our executive officers as well as for all employees, is based on the philosophy that the interests of the employees should be closely aligned with those of our stockholders. Our 2004 executive compensation program was based on the following principles:

•	compensation opportunities should attract the best talent to us, motivate individuals to perform at their highest levels, reward outstanding achievement, and retain the leadership and skills necessary for building long-term stockholder value;

•	a portion of total compensation should be at risk of performance; and

•	individual executives should be encouraged to manage from the perspective of owners of the Company.

Our 2004 compensation program reflected the Compensation Committee’s assessment as to appropriate treatment on an individual basis for the Chief Executive Officer during 2004 and the other Named Executives compared to the prior year levels. We target our overall compensation program at the median level of the biotechnology industry. In addition, compensation for the Named Executives (and other executives), including our CEO, took into account individual responsibility and performance as assessed by the Compensation Committee.

The compensation program includes a combination of competitive base salary and benefits, annual cash bonus opportunities and stock option awards. The 2004 executive compensation program and a specific discussion as to the compensation of the CEO are set out below.

Annual Compensation for 2004

Generally, annual compensation of executive officers under the executive compensation program for 2004 consisted of salary and bonus components.

Base Salary

In December 2003, the Compensation Committee determined for recommendation to the full Board of Directors, base salaries and certain annual incentive opportunities for 2004 for our executives, including the CEO and the other Named Executives. In setting annual base salary for executive officers, the Compensation Committee considers compensation data for the biotechnology industry; the officer’s relevant experience, skills and abilities; the officer’s historical performance against goals and contribution to corporate performance; and equitableness relative to the compensation of other officers and employees of the Company. The Compensation Committee does not, however, use a specific formula based on a ranking of the indicated criteria, but instead makes a subjective evaluation of each executive officer’s contributions and potential in light of such criteria.

Bonus

A portion of 2004 executive officer annual compensation opportunity was based on corporate performance. The Compensation Committee believes that incentive compensation should be linked to corporate financial results and corporate goals. Bonus opportunity levels for 2004 performance were set in advance of the year at a percentage of base salary, with the total amount of the bonus opportunity dependent on the extent to which corporate objectives were achieved and the amount of cash available as determined by the Compensation Committee. At year-end, the Compensation Committee determined the extent to which our financial and corporate objectives had been achieved and applied the appropriate bonus percentage to the respective base salary of each of the Named Executives.

Long Term Compensation – Stock Options

The Compensation Committee believes that stock options are an appropriate means to link our employees’ interests with those of our stockholders. Stock option awards are designed primarily to provide strong incentives for superior longer-term performance and continued retention. Because the Compensation Committee believes that corporate performance is one of the principal factors influencing the market value of our common stock, the granting of stock options to our executive officers encourages them to work to achieve consistent improvements in corporate performance. Options only have value to the recipient when the price of our common stock exceeds the exercise price, which is not less than the fair market value of our common stock at the date of grant.

Option grants are set taking into account the comparison of practices at peer groups, an individual’s level of responsibility and furtherance of corporate objectives, and the amount and terms of past stock option awards and the availability of options for grant under our stock option plans. The Compensation Committee also took into account in its review of option grants the fact that we have no other long term incentive program, and believes that options are important to retain executives and promote steps to build long term value.

The Compensation Committee reviews from time to time with the entire Board of Directors the need and advisability of increasing shares available under any compensation plan and will consider with the Board the need for the adoption of new stock plans in future years. Any such change or recommendation would be presented to stockholders for review and approval at a subsequent meeting of our stockholders.

Compensation of Michael D. Becker

Mr. Becker’s salary was set on the recommendation of the Compensation Committee and was believed to be an appropriate level of base compensation in view of compensation levels paid by the industry, in view of Mr. Becker’s experience, and considering our continuing accomplishments under his leadership during the year. Prior to his promotion to President and Chief Executive Officer in December 2002, Mr. Becker’s salary was $180,000. Upon his promotion, the Compensation Committee approved an increase of $70,000 to $250,000. Also in connection with his promotion in 2002, Mr. Becker was granted options to purchase 200,000 shares of our common stock under our 1995 Plan. Mr. Becker’s salary was $280,000 in 2004 and is $300,000 for 2005.

Federal Income Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to a company’s Chief Executive Officer and the four other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and generally seeks to structure the long-term incentive compensation granted to its executive officers through option issuances under the Company’s equity incentive plans in a manner that is intended to avoid disallowance of deductions under Section 162(m). Nevertheless, there can be no assurance that compensation attributable to awards granted under the Company’s equity incentive plans will be treated as qualified performance-based compensation under Section 162(m). In addition, the Compensation Committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in the best interests of the Company and its stockholders, after taking into consideration changing business conditions and the performance of its employees.

The Compensation Committee believes that performance should be rewarded, that the financial interests of the executive officers should be aligned with the stockholders, and that compensation should be competitive. We have structured the compensation we pay to meet these criteria.

The foregoing report on compensation is provided by the following outside directors, who constituted the Compensation Committee as of December 31, 2004.

Robert F. Hendrickson, Chairman Allen Bloom, Member Kevin G. Lokay, Member

Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index (capitalization weighted) for a five-year period (January 1, 2000 through December 31, 2004).

COMPARISON OF CUMULATIVE TOTAL RETURN(1)(2)(3)

Among the Company, the Nasdaq Composite Index

and the Nasdaq Biotechnology Index

(Capitalization Weighted)

(1)	Graph assumes $100 invested on January 1, 2000 in our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index (capitalization weighted).

(2)	Total return assumes reinvestment of dividends.

(3)	Year ended December 31.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There were, as of March 31, 2005, approximately 2,900 holders of record and approximately 35,000 beneficial holders of our common stock. The following table sets forth certain information that, unless otherwise noted, is as of March 31, 2005, with respect to holdings of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date, based upon currently available Schedules 13D and 13G, and other reports, filed with the SEC; (ii) each of our directors (which includes all nominees) and Named Executives; and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (1)(2)	Percent of Class (3)
(i) Certain beneficial owners:

Cooper Hill Partners, LLC(4) 767 Third Avenue, 22nd Floor New York, NY 10077	1,735,136	11.2%

T. Rowe Price Associates, Inc. (5) 100 E. Pratt Street Baltimore, MD 21202	1,359,400	8.8%

A. Alex Porter (6) Paul Orlin Geoffrey Hulme Jonathan W. Friedland 666 Fifth Avenue, 34th Floor New York, NY 10103	878,597	5.7%

(ii) Directors (which includes all nominees) and Named Executives:

Michael D. Becker(7)	68,638	*

John E. Bagalay, Jr.	19,700	*

Allen Bloom	4,000	*

Stephen K. Carter	7,987	*

James A. Grigsby(8)	27,600	*

Robert F. Hendrickson	11,000	*

Kevin G. Lokay	6,333	*

Christopher P. Schnittker(9)	7,316	*

William F. Goeckeler	23,210	*

Thomas S. Lytle	10,000	*

(iii) All directors and executive officers as a group (11 persons)	185,784	1.1%

*	Indicates amount is less than 1%.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons and entities named in this table have sole voting and investment power with respect to all shares.

(2)	Includes shares of our common stock which the following persons have the right to acquire upon the exercise of stock options, within 60 days of March 31, 2005, as follows: Mr. Becker: 64,334 shares; Dr. Bagalay: 17,700 shares; Dr. Bloom: 2,000 shares; Dr. Carter: 5,987 shares; Mr. Grigsby: 20,600 shares; Mr. Hendrickson: 8,000 shares; Mr. Lokay: 4,333 shares; Mr. Schnittker: 6,667 shares; Dr. Goeckeler: 22,072 shares; Mr. Lytle: 10,000 shares; and Mr. Thomas: 0 shares.

(3)	Percent of class for each person and all executive officers and directors as a group is based on 15,521,229 shares of our common stock outstanding on March 31, 2005 and includes shares subject to options held by the individual or the group, as applicable, which are exercisable or become exercisable within 60 days following such date.

(4)	Based on a Schedule 13G/A filed with the SEC on February 14, 2005, as modified by a Form 4 filed on March 4, 2005, by Jeffrey Casdin, individually, and on behalf of CLSP, L.P., CLSP II, L.P., CLSP/SBS I, L.P., and CLSP/SBS II, L.P. and as sole member of Casdin Capital, L.L.C., the managing member of Cooper Hill Partners, L.L.C. and the general partner of Cooper Hill Partners, L.P. The number of shares and the percentage of outstanding shares reported are based upon information disclosed or provided by CLSP, L.P., CLSP II, L.P., CLSP/SBS I, L.P., CLSP/SBS II, L.P., Cooper Hill Partners, L.P., Cooper Hill Partners, LLC, Casdin Capital, L.L.C. and Jeffrey Casdin. These reporting entities have shared voting power and shared dispositive power as to, and beneficially own, the following number of shares of the Company’s common stock and warrants to purchase shares of the Company’s common stock: (i) CLSP, L.P.: 461,941; (ii) CLSP II, L.P.: 605,699; (iii) CLSP/SBS I, L.P.: 181,244; (iv) CLSP/SBS II, L.P.: 53,706; (v) Cooper Hill Partners, L.P.: 432,546; (vi) Cooper Hill Partners, L.L.C.: 1,302,590; (vii) Casdin Capital L.L.C.: 1,735,136; and (viii) Jeffrey Casdin: 1,735,136. CLSP, CLSP II, CLSP/SBS I, and CLSP/SBS II are each private investment partnerships, the sole general partner of which is Cooper Hill Partners, LLC. As the sole general partner of CLSP, CLSP II, CLSP/SBS I, and CLSP/SBS II, Cooper Hill Partners, LLC has the power to vote and dispose of the securities owned by each of CLSP, CLSP II, CLSP/SBS I, and CLSP/SBS II and, accordingly, may be deemed the “beneficial owner” of such securities. The managing member of Cooper Hill Partners, LLC is Casdin Capital, LLC of which Jeffrey Casdin is the sole member. Casdin Capital, LLC, is also the general partner of Cooper Hill Partners, L.P. Such amount also includes immediately exercisable warrants to purchase 117,233 shares of our common stock. The Company makes no representation as to the accuracy or completeness of the information reported.

(5)	Based on a Schedule 13G/A filed with the SEC on February 15, 2005 by T. Rowe Price Associates, Inc. (“Price Associates”). Price Associates has sole voting power to vote 251,300 shares and sole dispositive power over 1,359,400 shares. These securities are owned by various individual and institutional investors through one or more T. Rowe Price Mutual Funds for which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities. The Company makes no representation as to the accuracy or completeness of the information reported.

(6)	Based on a Schedule 13G filed with the SEC on March 16, 2005 by the group of A. Alex Porter, Paul Orlin, Geoffrey Hulme, and Jonathan W. Friedland. Such Schedule 13G discloses that these reporting persons have shared voting power and shared dispositive power as to, and beneficially own, the following number of shares of the Company’s common stock: (i) A. Alex Porter: 878,597; (ii) Paul Orlin: 878,597; (iii) Geoffrey Hulme: 845,229; and (iv) Jonathan W. Friedland: 845,229. These reporting persons have disclaimed beneficial ownership over these shares except to the extent of their pecuniary interest therein. The Company makes no representation as to the accuracy or completeness of the information reported.

(7)	Includes: (i) 386 shares of common stock held jointly with Mr. Becker’s spouse; and (ii) 30 shares held as a custodian for Mr. Becker’s minor child.

(8)	Includes 2,000 shares of common stock held indirectly by Mr. Grigsby in the registered name of Mr. Grigsby’s spouse.

(9)	Includes 649 shares of common stock held jointly.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2004.

Equity Compensation Plan Information

Plan Category(1) (2)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
(i) Equity compensation plans approved by security holders(4):

2004 Stock Incentive Plan	201,200	$11.47	998,800

2004 Non-Employee Director Stock Incentive Plan	147,500	$11.51	227,500

Employee Stock Purchase Plan	—		19,733

(ii) Equity compensation plans not approved by security holders	101,000	$6.20	—

Total	449,700	$10.30	1,246,033

(1)	Does not include information related to the stock option plan of our subsidiary, AxCell Biosciences Corporation, pursuant to which AxCell may issue options to purchase shares of AxCell’s common stock to employees and consultants of AxCell. Such plan did not require the approval of Cytogen’s stockholders.

(2)	This table excludes 22,751 shares of our common stock issuable under our Cytogen Corporation Performance Bonus Plan with Stock Payment Program.

(3)	In addition to being available for future issuance upon the exercise of options that may be granted after December 31, 2004: (i) all shares available for issuance under our 2004 Non-Employee Director Stock Incentive Plan may instead be issued directly to eligible directors thereunder in payment for services rendered to us; and (ii) up to 200,000 shares of our common stock may be issued directly as restricted stock under our 2004 Stock Incentive Plan.

(4)	We no longer grant stock options under our: (i) 1988 Non-Employee Director Plan; (ii) 1989 Outside Consultant Plan; (iii) 1992 Stock Option Plan; (iv) 1995 Stock Option Plan, as amended; and (v) 1999 Non-Employee Director Plan, but stock option grants exercisable for an aggregate of 6,860; 5,000; 1,516; 427,483; and 39,260, respectively, remain outstanding under those plans and are not included in the amounts set forth above.

Equity Compensation Plans Not Approved by Security Holders

The following describes the material features of our equity compensation plans that have not been approved by our security holders, as set forth in the above table.

We issued options to purchase 1,000 shares of our common stock outside any of our equity compensation plans to Kevin G. Lokay, upon his appointment to our Board of Directors in January 2001. Such options have an exercise price of $61.26 per share, expire on January 17, 2011 and vested in full on January 17, 2002. Such options are subject to the same equitable adjustment as are our outstanding shares of common stock and are not afforded anti-dilution protection.

We also have outstanding warrants to purchase an aggregate of 100,000 shares of our common stock, that have been issued to various persons and entities in consideration for services rendered by such persons or entities. Such warrants have a weighted average exercise price of $5.65 per share and are exercisable and expire at various times through June 2006.

Item 13.	Certain Relationships and Related Transactions

During 2004, the Company has not engaged in any transactions with its directors or executive officers which are required to be disclosed under this section.

Item 14.	Principal Accountant Fees and Services

The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, for each of the last two fiscal years for audit and other services:

Fee Category	2004	2003
Audit Fees	$643,200	$211,200
Audit-Related Fees	$21,300	$15,169
Tax Fees	$35,000	$48,315
All Other Fees	$6,000	$—

Total Fees	$705,500	$274,684

Audit Fees

Audit fees consist of fees for the audits of our consolidated financial statements and management’s assessment of, and the effective operation of internal controls over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to audits of our employee benefit plan.

Tax Fees

Tax fees consist of fees for tax compliance and consultation services. These services relate primarily to preparation of tax returns and accounted for $35,000 and $40,500 of the total tax fees paid for 2004 and 2003, respectively. The remaining tax services relate to tax consultation services related to technical advice.

All Other Fees

Other fees in 2004 consist of a subscription for internet-based research services. KPMG LLP did not provide any such services to us during 2003.

Audit and Finance Committee Pre-Approval Policy and Procedures

The Audit and Finance Committee has adopted policies and procedures relating to the pre-approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit and Finance Committee. All engagements entered into with KPMG LLP subsequent to May 6, 2003 were approved in advance by the Audit and Finance Committee.

The Audit and Finance Committee may delegate authority to one or more subcommittees (including a subcommittee consisting of a single member), as it deems appropriate from time to time under the circumstances. Any decision of a subcommittee to pre-approve audit, review, attest or non-audit services shall be presented to the full Audit and Finance Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of April 2005.

CYTOGEN CORPORATION

By:	/S/ MICHAEL D. BECKER
Michael D. Becker,
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/S/ MICHAEL D. BECKER Michael D. Becker	Chief Executive Officer and President (Principal Executive Officer and Director)	April 28, 2005

By:	/S/ CHRISTOPHER P. SCHNITTKER Christopher P. Schnittker	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 28, 2005

By:	* John E. Bagalay, Jr.	Director	April 28, 2005

By:	* Allen Bloom	Director	April 28, 2005

By:	* Stephen K. Carter	Director	April 28, 2005

By:	* James A. Grigsby	Director and Chairman of the Board	April 28, 2005

By:	* Robert F. Hendrickson	Director	April 28, 2005

By:	* Kevin G. Lokay	Director	April 28, 2005

*	By the signature set forth below, the undersigned, pursuant to the duly authorized powers of attorney filed with the Securities and Exchange Commission has signed this Amendment No. 1 on Form 10-K/A on behalf of the person indicated.

/s/ Michael D. Becker
Michael D. Becker (Attorney-in-Fact)

EXHIBITS

Exhibit No.
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