Form 10-Q
period 2005-03-31
CYTOGEN CORP
filed 2005-05-10
CIK 725058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                    FORM 10-Q

         (Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------------

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
                                             ---       ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X     No   .
                                               ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                       Outstanding at May 2, 2005
----------------------------                          --------------------------
Common Stock, $.01 par value                                  15,521,929

                               CYTOGEN CORPORATION

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION..........................................      1

     Item 1. Consolidated Financial Statements (unaudited)..............      1

             Consolidated Balance Sheets as of March 31, 2005 and
                December 31, 2004.......................................      2

             Consolidated Statements of Operations for the Three
                Months Ended March 31, 2005 and 2004....................      3

             Consolidated Statements of Cash Flows for the Three
                Months Ended March 31, 2005 and 2004....................      4

             Notes to Consolidated Financial Statements.................      5

     Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...............................     12

     Item 3. Quantitative and Qualitative Disclosures About Market
                Risk....................................................     23

     Item 4. Controls and Procedures....................................     23

PART II. OTHER INFORMATION..............................................     24

     Item 6. Exhibits...................................................     24

SIGNATURES..............................................................     25



     ProstaScint(R), Quadramet(R) and OncoScint(R) are registered United States trademarks of Cytogen Corporation. All other trade names, trademarks or servicemarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners, and not the property of Cytogen Corporation or any of its subsidiaries.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                CYTOGEN CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                     (All amounts in thousands, except share and per share data)
                                             (Unaudited)


                                                                             MARCH 31,     DECEMBER 31,
                                                                               2005            2004
                                                                           ------------    ------------
ASSETS:
Current assets:
   Cash and cash equivalents ...........................................    $  16,653       $  13,046
   Short-term investments ..............................................        9,701          22,779
   Accounts receivable, net ............................................        1,801           1,406
   Inventories .........................................................        4,255           3,623
   Prepaid expenses ....................................................        1,027           1,242
   Other current assets ................................................          130             258
                                                                            ---------       ---------

     Total current assets ..............................................       33,567          42,354

Property and equipment, net ............................................          851             787
Quadramet license fee, net .............................................        6,850           7,024
Other assets ...........................................................          317             248
                                                                            ---------       ---------

                                                                            $  41,585       $  50,413
                                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Current portion of long-term liabilities ............................        2,296           2,296
   Liability related to joint venture ..................................          394             396
   Accounts payable and accrued liabilities ............................        5,159           7,644
                                                                            ---------       ---------

     Total current liabilities .........................................        7,849          10,336
                                                                            ---------       ---------

Long-term liabilities ..................................................           42              47
                                                                            ---------       ---------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 5,400,000 shares
      authorized-Series C Junior Participating Preferred
      Stock, $.01 par value, 200,000 shares authorized,
      none issued and outstanding ......................................           --              --

   Common stock, $.01 par value, 25,000,000 shares
      authorized, 15,521,229 and 15,489,116 shares issued
      and outstanding at March 31, 2005 and December
      31, 2004, respectively ...........................................          155             155
   Additional paid-in capital ..........................................      426,341         426,153
   Accumulated other comprehensive income ..............................           69              --
   Accumulated deficit .................................................     (392,871)       (386,278)
                                                                            ---------       ---------

     Total stockholders' equity ........................................       33,694          40,030
                                                                            ---------       ---------

                                                                            $  41,585       $  50,413
                                                                            =========       =========

                   The accompany notes are an integral part of these statements.

                                    CYTOGEN CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                              (All amounts in thousands, except per share data)
                                                 (Unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                    --------------------------------
                                                                        2005                2004
                                                                    ------------        ------------
REVENUES:
  Product revenue:
    Quadramet .....................................................   $  2,054            $  1,854
    ProstaScint ...................................................      1,899               1,727
    Other .........................................................         --                   1
                                                                      --------            --------
       Total product revenue ......................................      3,953               3,582

  License and contract revenue ....................................         41                  19
                                                                      --------            --------

       Total revenues .............................................      3,994               3,601
                                                                      --------            --------

OPERATING EXPENSES:
  Cost of product revenue .........................................      2,427               2,399
  Selling, general and administrative .............................      7,024               3,891
  Research and development ........................................        739                 804
  Equity in loss of joint venture .................................        498                 809
                                                                      --------            --------

       Total operating expenses ...................................     10,688               7,903
                                                                      --------            --------

       Operating loss .............................................     (6,694)             (4,302)

INTEREST INCOME ...................................................        143                  64
INTEREST EXPENSE ..................................................        (42)                (44)
                                                                      --------            --------

NET LOSS ..........................................................   $ (6,593)           $ (4,282)
                                                                      ========            ========

BASIC AND DILUTED NET LOSS PER SHARE ..............................   $  (0.43)           $  (0.33)
                                                                      ========            ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ........................     15,513              12,860
                                                                      ========            ========


                   The accompany notes are an integral part of these statements.

                                  CYTOGEN CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (All amounts in thousands)
                                               (Unaudited)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                    2005               2004
                                                                 ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................      $ (6,593)         $ (4,282)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization ........................           243               265
     Stock-based compensation expenses ....................            --                11
     Decrease in provision for doubtful accounts ..........           (62)               --
     Amortization of premiums (discounts) on
      investments .........................................            43               (50)
     Deferred rent ........................................            26                 3
     Loss on disposition of assets ........................            --                 3
     Changes in assets and liabilities:
      Receivables .........................................          (333)              188
      Inventories .........................................          (629)              312
      Other assets ........................................           343              (394)
      Liability related to joint venture ..................            (2)               --
      Accounts payable and accrued liabilities ............        (2,511)           (1,229)
                                                                 --------          --------

   Net cash used in operating activities ..................        (9,475)           (5,173)
                                                                 --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments ......................        13,035                --
Purchases of property and equipment .......................          (136)              (77)
                                                                 --------          --------

   Net cash provided by (used in) investing activities ....        12,899               (77)
                                                                 --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock ....................           188                 9
Payment of long-term liabilities ..........................            (5)              (38)
                                                                 --------          --------

   Net cash provided by (used in) financing activities ....           183               (29)
                                                                 --------          --------

Net increase (decrease) in cash and cash equivalents ......         3,607            (5,279)

Cash and cash equivalents, beginning of period ............        13,046            13,630
                                                                 --------          --------

Cash and cash equivalents, end of period ..................      $ 16,653          $  8,351
                                                                 ========          ========

Supplemental disclosure of non-cash information:
Capital lease of equipment ................................      $     --          $     74
                                                                 ========          ========

Supplemental disclosure of cash information:
Cash paid for interest ....................................      $      2          $      5
                                                                 ========          ========

                   The accompany notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. THE COMPANY

BACKGROUND

     Founded in 1980, Cytogen Corporation (the "Company" or "Cytogen") of Princeton, NJ is a product-driven biopharmaceutical company that develops and commercializes innovative molecules that can be used to build leading franchises. The Company's marketed products include QUADRAMET(R) (samarium Sm-153 lexidronam injection) and PROSTASCINT(R) (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States. The Company has exclusive United States marketing rights to COMBIDEX(R) (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxtol (formerly Code 7228) for oncology applications in the United States. On March 3, 2005, the FDA's Oncologic Drugs Advisory Committee (ODAC) voted to not recommend approval of the proposed broad indication for COMBIDEX. On March 24, 2005, Advanced Magnetics, Inc. informed Cytogen that Advanced Magnetics received an approvable letter from the FDA for Combidex, subject to certain conditions.

     The Company is also developing therapeutics targeting prostate-specific membrane antigen (PSMA), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors.

     Cytogen has had a history of  operating  losses  since its  inception.  The
Company currently relies on two products, PROSTASCINT and QUADRAMET, for substantially all of its revenues. In addition, the Company has, from time to time, stopped selling certain products, such as NMP22 BLADDERCHEK, BRACHYSEED and ONCOSCINT, that the Company previously believed would generate significant revenues. The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals. In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary technologies for the Company to sell and market to others. The Company is also subject to credit concentration risks as a limited number of its customers provide a high percentage of total revenues and corresponding receivables.

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further the Company's marketing and sales programs. The Company expects that it will have additional requirements for debt or equity capital, irrespective of whether or when it reaches profitability, for further product development costs, product and technology acquisition costs and working capital.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Cytogen and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

     The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 2004. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

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

SHORT-TERM INVESTMENTS

     Short-term investments at March 31, 2005 and December 31, 2004 were $9.7 million and $22.8 million, respectively, and consisted of investments in U.S. government agency notes. The Company has the ability and intent to hold these investments until maturity and therefore has classified the investments as held-to-maturity. Held-to-maturity investments are recorded at amortized cost, adjusted for the accretion of discounts or premiums. Discounts or premiums are accreted into interest income over the life of the related investment using the straight-line method, which approximates the effective yield method. Dividend and interest income are recognized when earned. These investments mature at various times through June 15, 2005.

     At March 31, 2005, the Company's short term investments have unrealized losses of $10,000 and have been in a continuous loss position for less than twelve months. Due to the short-term nature of these investments, the unrealized losses have been deemed temporary and not recognized in the accompanying consolidated financial statements.

INVENTORIES

     The Company's inventories are primarily related to ProstaScint. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following (all amounts in thousands):

                                        MARCH 31, 2005       DECEMBER 31, 2004
                                      ------------------   ---------------------
   Raw materials.....................   $        425           $         427
   Work-in-process...................          3,302                   2,345
   Finished goods....................            528                     851
                                        ------------           -------------
                                        $      4,255           $       3,623
                                        ============           =============

NET LOSS PER SHARE

     Basic net loss per common share is calculated by dividing the Company's net loss by the weighted-average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three month periods ended March 31, 2005 and 2004 because the inclusion of common stock equivalents, which consist of warrants and options to purchase shares of the Company's common stock, would be antidilutive due to the Company's losses.

VARIABLE INTEREST ENTITIES

     The Company follows the revised Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.

     In June 1999, Cytogen entered into a joint venture with Progenics Pharmaceuticals, Inc. ("Progenics," and collectively with Cytogen, the
"Members") to form the PSMA Development Company LLC (the "Joint Venture"). The Joint Venture is currently developing antibody-based and vaccine immunotherapeutic products utilizing Cytogen's exclusively licensed prostate-specific membrane antigen ("PSMA") technology. The Joint Venture is owned equally by the Members (see Note 2). Cytogen accounts for the Joint Venture using the equity method of accounting. The Company is not required to consolidate the Joint Venture under the requirements of FIN 46R.

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



                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                            ----------------------------------

                                                                  2005                 2004
                                                                 -------             -------
   Net loss, as reported................................... $    (6,593)        $    (4,282)
     Add: Stock-based employee compensation expense
       included in reported net loss ......................         --                   11
     Deduct: Total stock-based employee compensation
       expense determined under fair value-based method
       for all awards......................................        (563)               (233)
                                                            -------------       -------------
   Pro forma net loss...................................... $    (7,156)        $    (4,504)
                                                            =============       =============
   Basic and diluted net loss per
       share, as reported.................................. $     (0.43)        $     (0.33)
                                                            =============       =============
   Pro forma basic and diluted net
       loss per share...................................... $     (0.46)        $     (0.35)
                                                            =============       =============


OTHER COMPREHENSIVE INCOME

     Other comprehensive income consisted of an unrealized holding gain on marketable securities. For the three months ended March 31, 2005, the fair market value of those securities increased from $0 to $69,000, and as a result, the comprehensive loss for the three months ended March 31, 2005 was $6,524,000. There was no other comprehensive income or loss in the first quarter of 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

Abnormal Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 in its fiscal year beginning January 1, 2006. The Company is currently in the process of evaluating the impact of adopting this statement.

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which revised SFAS No. 123 and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. SFAS No. 123(R) eliminates the ability to account for such transactions using the intrinsic method currently used by the Company. SFAS No. 123(R) also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that meet certain criteria. Accordingly, the Company will adopt SFAS No. 123(R) in the fiscal year beginning January 1, 2006. Although management has not yet determined the impact of the adoption of this standard, it is expected to have a material effect on the Company's consolidated financial statements.

RECLASSIFICATION

     Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

2.  EQUITY LOSS IN THE PSMA DEVELOPMENT COMPANY LLC

     In June 1999, Cytogen entered into a joint venture with Progenics to form the PSMA Development Company LLC (the "Joint Venture"), a development stage enterprise. The Joint Venture is currently developing antibody-based and vaccine immunotherapeutic products utilizing Cytogen's proprietary PSMA technology. The Joint Venture is owned equally by Cytogen and Progenics.

     Cytogen accounts for the Joint Venture using the equity method of accounting. Cytogen has recognized 50% of the Joint Venture's operating results in its consolidated statements of operations for the three months ended March 31, 2005 and 2004. As of May 10, 2005, the Company and Progenics are negotiating the work plan and annual budget for 2005 for the Joint Venture. In the absence of an agreement by the Members, funding from the Members could be reduced or eliminated and the Joint Venture's research and development programs, as well as all other operations, could be halted. The report of the independent auditors on the financial statements of the Joint Venture included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 filed with the Securities and Exchange Commission, contained an explanatory paragraph which states that the Joint Venture has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern, and that its financial statements do not include any adjustments that might result from the outcome of that uncertainty. The Members have not committed to fund the Joint Venture beyond December 31, 2004 at this time, except for obligations under existing contractual commitments as of that date. Subsequent to that date, the Members made a commitment and have the intent and ability to each fund one-half of the shortfall between the Joint Venture's cash and liabilities of $846,000 as of March 31, 2005. The Joint Venture may incur losses in future years provided an agreement between the Members is reached on research program goals and budgets for periods after 2004 and the Joint Venture's operations are funded.

     For the three months ended March 31, 2005 and 2004, Cytogen recognized $498,000 and $809,000, respectively, of the Joint Venture's losses. As of March 31, 2005 and December 31, 2004, Cytogen's cumulative share of losses exceeded its investment in the Joint Venture resulting in a liability to the Joint Venture of $394,000 and $396,000, respectively, as reported in Liability related to Joint Venture in the accompanying consolidated balance sheets. In January 2005, the members made a capital contribution of $500,000 each to the Joint Venture. Selected financial statement information of the Joint Venture is as follows (all amounts in thousands):

BALANCE SHEET DATA:


                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     2005                  2004
                                                                               ----------------      ----------------

                                   ASSETS:
Cash.........................................................................  $         644         $         --
Prepaid expenses.............................................................             40                   12
Accounts receivable from Progenics Pharmaceuticals, Inc.,
    a related party..........................................................             --                   --
                                                                               ----------------      ----------------
                                                                               $         684         $         12
                                                                               ================      ================


                      LIABILITIES AND MEMBERS' DEFICIT:

Accounts payable to Cytogen Corporation, a related party.....................  $          53         $          4
Accounts payable to Progenics Pharmaceuticals, Inc.,
    a related party..........................................................            744                  189
Accounts payable and accrued expenses........................................            693                  629
                                                                               ----------------      ----------------
         Total liabilities...................................................          1,490                  822
                                                                               ----------------      ----------------
Capital contributions........................................................         24,298               23,298
Deficit accumulated during the development stage.............................        (25,104)             (24,108)
                                                                               ----------------      ----------------
         Total members' deficit..............................................           (806)                (810)
                                                                               ----------------      ----------------
         Total liabilities and members' deficit..............................  $         684         $         12
                                                                               ================      ================


INCOME STATEMENT DATA:

                                                   THREE
                                                MONTHS ENDED                      FOR THE PERIOD
                                                  MARCH  31,                    FROM JUNE 15, 1999
                                           -----------------------               (INCEPTION) TO
                                              2005          2004                  MARCH 31, 2005
                                           --------     ----------             --------------------

Interest income..............              $      1     $       3                 $       242
Total expenses...............                   997         1,621                      25,346
                                           --------     ---------                 -----------

Net loss.....................              $   (996)    $  (1,618)                $   (25,104)
                                           ========     =========                 ===========


3. BRISTOL-MYERS SQUIBB MEDICAL IMAGING, INC.

     Effective January 1, 2004, the Company entered into a new manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI"), whereby BMSMI will manufacture, distribute and provide order processing and customer service for Cytogen relating to Quadramet. Under the terms of the agreement, Cytogen is obligated to pay at least $4.2 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or Cytogen on two years prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or Cytogen on two years prior written notice. During each of the three months ended March 31, 2005 and 2004, Cytogen incurred $1.1 million of manufacturing costs for Quadramet, all of which is included in cost of product revenue. The Company also pays BMSMI a variable amount per month for each Quadramet order placed to cover the costs of customer service which is included in selling, general and administrative expenses.

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

4. LAUREATE PHARMA, L.P.

     In September 2004, the Company entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate shall manufacture ProstaScint and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. Laureate is the sole manufacturer of ProstaScint and its antibodies. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for ProstaScint and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, the Company is obligated to pay at least an aggregate of $5.1 million through 2006. Approximately $3.0 million has been incurred under this agreement through March 31, 2005, and is recorded as inventory in the accompanying balance sheet as of March 31, 2005. Of this amount, approximately $700,000 was recorded during the first quarter of 2005.

5. LITIGATION

     The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any such current matters would not have a material effect on the Company's financial condition, results of operations or liquidity.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. These forward-looking statements include statements regarding our intent to hold our investments until maturity, the impact of SFAS No. 123(R), additional funding and development of the PSMA technologies, growth and market penetration for Quadramet and ProstaScint, revenues, if any, from our joint venture with Progenics Pharmaceuticals, Inc., increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for ProstaScint and Quadramet, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Quarterly Report on Form 10-Q that are not historical facts. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Factors that could cause actual results to differ materially, include, market acceptance of our products, the results of our clinical trials, our ability to hire and retain employees, economic and market conditions generally, our receipt of requisite regulatory approvals for our products and product candidates, the continued cooperation of our marketing and other collaborative and strategic partners, our ability to protect our intellectual property, and the other risks identified under the caption "Additional Factors That May Affect Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

     Any forward-looking statements made by us do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, and these statements represent our current outlook only as of the date given.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere herein, as well as in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, and from time to time in our other filings with the Securities and Exchange Commission.

OVERVIEW

     Founded in 1980, Cytogen Corporation of Princeton, NJ is a product-driven biopharmaceutical company that develops and commercializes innovative molecules that can be used to build leading franchises. Our marketed products include Quadramet(R) (samarium Sm-153 lexidronam injection) and ProstaScint(R) (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States. We have exclusive United States marketing rights to Combidex(R) (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (formerly Code 7228) for oncology applications in the United States. We are also developing therapeutics targeting prostate-specific membrane antigen (PSMA), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors. Full prescribing information for our products is available at www.cytogen.com or by calling 1-800-833-3533.

SIGNIFICANT EVENTS IN 2005

FDA Committee Votes Not to Recommend Approval of Proposed Broad Indication for Combidex

     On March 3, 2005, the FDA's Oncologic Drugs Advisory Committee voted to not recommend approval of the proposed broad indication for Combidex.

Advanced Magnetics Receives Approvable Letter for Combidex

     On March 24, 2005, we announced that Advanced Magnetics, Inc., the developer of Combidex(R) which is exclusively licensed to Cytogen for marketing in the United States, had informed Cytogen that Advanced Magnetics received an approvable letter from the FDA for Combidex, subject to certain conditions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 AND 2004

REVENUES


                                                                                                INCREASE/(DECREASE)
                                                                                                -------------------
                                                             2005            2004                  $           %
                                                             ----            ----               -------   ---------
                                                               (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Quadramet............................................     $  2,054       $    1,854             $   200       11%
ProstaScint..........................................        1,899            1,727                 172       10%
NMP22 BladderChek
   (ceased December 2004)............................           --                1                  (1)   (100)%
License and Contract.................................           41               19                  22      116%
                                                          --------       ----------             -------
                                                          $  3,994       $    3,601             $   393       11%
                                                          ========       ==========             =======

     Total revenues for the first quarter of 2005 were $4.0 million compared to $3.6 million for the same period in 2004. Product revenues accounted for 99% of total revenues for the first quarters of each of 2005 and 2004. License and contract revenues accounted for the remainder of revenues.

     QUADRAMET. Quadramet sales were $2.1 million for the first quarter of 2005, compared to $1.9 million in the first quarter of 2004. Quadramet sales accounted for 52% of product revenues for the first quarters of each of 2005 and 2004. We believe such increase was due, in part, to increased demand associated with our focused marketing programs. Currently, we market Quadramet only in the United States and have no rights to market Quadramet in Europe. We believe that the future growth and market penetration of Quadramet is dependent upon, among other things: (i) new clinical data supporting the expanded and earlier use of Quadramet in various cancers; (ii) novel research supporting combination uses with other therapies, such as chemotherapeutics and bisphosphonates; and (iii) establishing the use of Quadramet at higher doses to target and treat primary bone cancers. We cannot provide any assurance that we will be able to successfully market Quadramet or that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for us.

     PROSTASCINT. ProstaScint sales were $1.9 million for the first quarter of 2005, compared to $1.7 million in the first quarter of 2004. ProstaScint sales accounted for 48% of product revenues for the first quarters of each of 2005 and 2004. We believe that such increase in ProstaScint sales is due to the implementation of a price increase for ProstaScint in late June 2004, increased demand associated with our focused marketing programs and our continued identification of new distribution channels to better accommodate customer needs. We believe that future growth and market penetration of ProstaScint is dependent upon, among other things, the implementation and continued research relating to advances in imaging technology, new product applications and the validation of PSMA as an independent prognostic indicator. We cannot provide any assurance that we will be able to successfully market ProstaScint, or that ProstaScint will achieve greater market penetration on a timely basis or result in significant revenues for us.

     NMP22 BLADDERCHEK. There were no sales of NMP22 BladderChek during the first quarter of 2005 compared to $1,000 in the first quarter of 2004. Effective December 31, 2004, we stopped promoting NMP22 BladderChek.

     LICENSE AND CONTRACT REVENUES. License and contract revenues were $41,000 and $19,000 for the first quarters of 2005 and 2004, respectively. During the first quarter of 2005, we recognized $41,000 of contract revenues compared to $12,000 in the first quarter of 2004 for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc. The level of future revenues for the remainder of 2005, if any, for contract services provided to the joint venture may vary and will depend upon the extent of research and development services required by the joint venture.

OPERATING EXPENSES


                                                                                             INCREASE/(DECREASE)
                                                                                         ---------------------------
                                                        2005              2004                $                %
                                                        ----              ----           -----------      ----------
                                                           (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
    Cost of product revenue......................     $  2,427          $  2,399          $      28            1%
    Selling, general and administrative..........        7,024             3,891              3,133           81%
    Research and development.....................          739               804                (65)         (8)%
    Equity in loss of joint venture..............          498               809               (311)        (38)%
                                                      --------          --------          ---------           35%
                                                      $ 10,688          $  7,903          $   2,785
                                                      ========          ========          =========

     Total operating expenses for the first quarter of 2005 were $10.7 million compared to $7.9 million in the same quarter of 2004.

     COST OF PRODUCT REVENUE. Cost of product revenue for each of the first quarters of 2005 and 2004 was $2.4 million and primarily reflects manufacturing costs for ProstaScint and Quadramet, royalties on our sales of products and amortization of the up-front payment to Berlex Laboratories to reacquire the marketing rights to Quadramet in 2003.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first quarter of 2005 were $7.0 million compared to $3.9 million in the same period of 2004. The increase from the prior year period is due primarily to the expansion of our sales force and the implementation of other marketing initiatives for our existing products, certain pre-launch costs associated with Combidex, and increased professional fees relating to the audit of management's assessment of and the effective operation of internal controls over financial reporting. As of March 31, 2005, we employed 59 persons in sales and marketing. The employees in sales and marketing included 9 Clinical Oncology Specialists and 42 Regional Managers, Professional Oncology Representatives, Senior Professional Oncology Representatives and Senior and Corporate Account Managers. In comparison, 36 persons were employed in sales and marketing as of March 1, 2004.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of 2005 were $739,000 compared to $804,000 in the same period of 2004. The current year expenses reflect costs associated with our product development efforts in support of new and expanded uses for Quadramet and ProstaScint and savings from the closure of our AxCell Biosciences facility in the fourth quarter of 2004. During the first quarter of 2005, we incurred $6,000 in expenses relating to AxCell's operations compared to $251,000 in the same period of 2004. Research projects through academic, governmental and corporate collaborators to be supported and additional applications for the intellectual property and technology at AxCell are being pursued.

     EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc., was $498,000 and $809,000 during the first quarters of 2005 and 2004, respectively. Such amounts represented 50% of the joint venture's operating losses. We equally share ownership and costs of the joint venture with Progenics and account for the joint venture using the equity method of accounting. As of May 10, 2005, we and Progenics are in the process of negotiating the work plan and annual budget for 2005 for the joint venture. We cannot give any assurances that agreement will be reached on such matters in the near future, if at all. In the absence of an agreement by the Progenics and us, funding from the members of the joint venture could be reduced or eliminated and the joint venture's research and development programs, as well as all other operations, could be halted. In 2004, $8.0 million of grants were awarded over four years from the National Institutes of Health that will be used to develop novel immunotherapies for prostate cancer based upon PSMA. The failure of Cytogen and Progenics to reach agreement on the 2005 annual work plan and budget for the joint venture could adversely affect the joint venture's ability to access the NIH grants. We and Progenics have not committed to fund the Joint Venture beyond December 31, 2004 at this time, except for obligations under existing contractual commitments as of that date. Subsequent to that date, we and Progenics made a commitment and have the intent and ability to each fund one-half of the joint venture's shortfall between cash and liabilities of $846,000 as of March 31, 2005. We may incur significant and increasing costs in the future to fund our share of the development costs of the joint venture, although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture.

     INTEREST INCOME/EXPENSE. Interest income for the first quarter of 2005 was $143,000 compared to $64,000 in the same period of 2004. The increase in 2005 from the prior year period was due to a higher average yield on investments and higher average cash balances in 2005. Interest expense for the first quarter of 2005 was $42,000 compared to $44,000 in the same period in 2004. Interest expense includes interest on outstanding debt and finance charges related to various equipment leases that are accounted for as capital leases.

     NET LOSS. Net loss for the first quarter of 2005 was $6.6 million compared to $4.3 million reported in the first quarter of 2004. The basic and diluted net loss per share for the first quarter of 2005 was $0.43 based on 15.5 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.33 based on 12.9 million weighted average common shares outstanding for the same period in 2004.

COMMITMENTS

     We have entered into various contractual and commercial commitments. The following table summarizes our obligations with respect to theses commitments as of March 31, 2005:


                                                       LESS
                                                       THAN        1 TO 3        4 TO 5     MORE THAN
                                                      1 YEAR       YEARS         YEARS       5 YEARS        TOTAL
                                                     --------    --------      ---------   -----------  -----------
                                                                       (ALL AMOUNTS IN THOUSANDS)
Long-term debt(1) .................................  $ 2,380     $     --      $    --     $      --       $  2,380
Capital lease obligations..........................       16           42           --            --             58
Facility leases....................................      338          535           --            --            873
Research and development and
   other obligations...............................      342          164          151           607          1,264
Manufacturing contracts(2) ........................    5,493        5,473           --            --         10,966
Capital contribution to joint venture(3)...........      423           --           --            --            423
Minimum royalty payments(4)........................    1,000        2,000        2,000         3,583          8,583
                                                     -------     --------      -------     ---------       --------

      Total........................................  $ 9,992     $  8,214      $ 2,151     $   4,190       $ 24,547
                                                     =======     ========      =======     =========       ========


     (1) In August 1998, we received $2.0 million from Elan Corporation, plc in exchange for a convertible promissory note. The note is convertible into shares of our common stock at $28 per share, subject to adjustments, and matures in August 2005. The note bears annual interest of 7%, compounded semiannually, however, such interest was not payable in cash but was added to the principal of the note through August 2000. For subsequent periods, interest is payable in cash. The note contains certain non-financial covenants, with which we were in compliance as of March 31, 2005.

     (2) Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI for QUADRAMET whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of our agreement, we are obligated to pay at least $4.2 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on a two year prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two-year prior written notice. Accordingly, we have not included commitments beyond March 31, 2007.

          Additionally, in September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate shall manufacture ProstaScint for us in its Princeton, New Jersey facility. The agreement will terminate, unless earlier terminated pursuant to its terms, upon Laureate's completion of the production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we are obligated to pay at least an aggregate of $5.1 million through 2006, of which approximately $3.0 million was incurred through March 31, 2005. We intend that the agreement will provide us with a sufficient supply of ProstaScint to satisfy our commercial requirements for approximately the next four years, based upon current sales levels.

     (3) As of May 10, 2005, we and Progenics are in the process of negotiating the work plan and annual budget for 2005 for the joint venture. We cannot give any assurances that agreement will be reached on such matters in the near future, if at all. Cytogen and Progenics made a commitment and have the intent and ability to each fund one-half of the shortfall between the joint venture's cash and liabilities of $846,000 as of March 31, 2005. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture, although we cannot be sure that any further agreements between us and Progenics will be reached regarding the joint venture. In the event we reach agreement with Progenics on the work plan and annual budget for 2005 for the joint venture, we would expect to incur additional commitments for capital contributions to the joint venture in 2005. If no agreement is reached with Progenics, we also may have commitments for certain wind down costs under third party agreements with the joint venture.

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

LIQUIDITY AND CAPITAL RESOURCES

CONDENSED STATEMENT OF CASH FLOWS:

                                                                                2005
                                                                      --------------------------
                                                                      (ALL AMOUNTS IN THOUSANDS)
          Net loss................................................          $   (6,593)
          Adjustments to reconcile net loss to net cash
            used in operating activities..........................              (2,882)
                                                                            ----------
          Net cash used in operating activities...................              (9,475)
          Net cash provided by investing activities...............              12,899
          Net cash provided by financing activities...............                 183
                                                                            ----------
          Net increase in cash and cash equivalents...............          $    3,607
                                                                            ==========

OVERVIEW

     Our cash and cash equivalents were $16.7 million as of March 31, 2005, compared to $13.0 million as of December 31, 2004. As of March 31, 2005, our total cash, cash equivalents and short-term investments was $26.4 million compared to $35.8 million as of December 31, 2004. The decrease in cash, cash equivalents and short term investments from the December 31, 2004 balance was primarily due to the build-up of ProstaScint inventory and to increased operating expenditures in 2005, including costs to promote and support our oncology products and to expand our internal sales force. During the three months ended March 31, 2005 and 2004, net cash used for operating activities was $9.5 million and $5.2 million, respectively. In 2005, we expect operating expenditures to increase over 2004 levels.

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

OTHER LIQUIDITY EVENTS

     In September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate is manufacturing ProstaScint for us in its Princeton, New Jersey facility. Our agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the production campaign and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we are obligated to pay at least an aggregate of $5.1 million through 2006. Approximately $3.0 million has been incurred under this agreement through March 31, 2005, and is recorded as inventory in the accompanying balance sheet as of March 31, 2005. Of this amount, approximately $700,000 was recorded during the first quarter of 2005. We intend that the agreement will provide us with a sufficient supply of ProstaScint to satisfy our commercial requirements for approximately the next four years, based upon current sales levels. In October 2004, Laureate was acquired by Safeguard Scientifics, Inc. Laureate has continued to operate as a full service contract manufacturing organization and we have not experienced any disruption in Laureate's performance of its obligations to produce ProstaScint.

     Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to Quadramet. Under the terms of the new agreement, we are obligated to pay at least $4.2 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on two years prior written notice. During the three months ended March 31, 2005, we incurred $1.1 million of manufacturing costs for Quadramet. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two year prior written notice. We also pay BMSMI a variable amount per month for each Quadramet order placed to cover the costs of customer service. In addition, we expect our Quadramet sales and marketing expenses to increase in 2005.

     Beginning in December 2001, we began to equally share the costs of the joint venture with Progenics. As of May 10, 2005, we and Progenics are in the process of negotiating the work plan and annual budget for 2005 for the joint venture. We cannot give any assurances that agreement will be reached on such matters in the near future, if at all. Cytogen and Progenics each made a capital contribution of $500,000 to the joint venture in January 2005, for 2004 expenditures. We and Progenics have not committed to fund the Joint Venture beyond December 31, 2004 at this time, except for obligations under existing contractual commitments as of that date. Subsequent to that date, we and
Progenics made a commitment and have the intent and ability to each fund one-half of the shortfall between the joint venture's cash and liabilities of $846,000 as of March 31, 2005. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture. Any funding amount in subsequent periods may vary dependent upon, among other things, the results of the clinical trials and research and development activities, competitive and technological developments, and market opportunities. If no agreement is reached with Progenics, we also may have commitments for certain wind down costs under third party agreements with the joint venture.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, includes a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from those estimates.

REVENUE RECOGNITION

     Product revenues include product sales by us to our customers. Product sales are recognized when the customer takes ownership of the products and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an agreement exists and the sales price is fixed and determinable. Product returns are accepted under limited circumstances and are estimated based upon historical experience. We may provide rebates and volume discounts to our customers from time to time. Such rebates and discounts are recorded as a reduction of product sales when earned by the customer.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Abnormal Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 151 in our fiscal year beginning January 1, 2006. We are currently in the process of evaluating the impact of adopting this statement.

SHARE-BASED PAYMENT

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which revised SFAS No. 123 and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC announced the adoption of a new rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. Compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. SFAS No. 123(R) eliminates the ability to account for such transactions using the intrinsic method currently used by us. SFAS No. 123(R) also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that meet certain criteria. Accordingly, we will adopt SFAS No. 123(R) in the fiscal year beginning January 1, 2006.

Although management has not yet determined the impact of the adoption of this standard, it is expected to have a material effect on our consolidated financial statements.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations. Our exposure to market risk is principally confined to interest rate sensitivity. Our cash equivalents and short-term investments are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of March 31, 2005, we had $2.3 million of debt outstanding with a fixed interest rate of 7%. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. However, downward changes in interest rates could expose us to market risk associated with any fixed interest rate debt.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective.

(2) Changes in Internal Control Over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

       Exhibit No.     Description
       -----------     -----------

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


                                 CYTOGEN CORPORATION




Date: May 10, 2005               By: /s/ Michael D. Becker
                                    --------------------------------------------
                                    Michael D. Becker
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 10, 2005               By: /s/ Christopher P. Schnittker
                                    --------------------------------------------
                                    Christopher P. Schnittker
                                    Senior Vice President and
                                       Chief Financial Officer
                                    (Principal Financial and Accounting Officer)