Form 10-Q
period 2005-06-30
CYTOGEN CORP
filed 2005-08-09
CIK 725058

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q
         (Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

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
                                             ---   ---

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X  No   .
                                               ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                                   Outstanding at August 5, 2005
----------------------------                       -----------------------------
Common Stock, $.01 par value                                17,155,933

                               CYTOGEN CORPORATION

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION............................................  1

     Item 1.   Consolidated Financial Statements (unaudited)...............  1

               Consolidated Balance Sheets as of June 30, 2005 and
                   December 31, 2004.......................................  2

               Consolidated Statements of Operations for the Three Months
                   and Six Months Ended June 30, 2005 and 2004.............  3

               Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 2005 and 2004 ...........................  4

               Notes to Consolidated Financial Statements..................  5

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................  15

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk..  31

     Item 4.   Controls and Procedures.....................................  31

PART II.  OTHER INFORMATION................................................  33

     Item 4.   Submission of Matters to a Vote of Security Holders.........  33

     Item 6.   Exhibits....................................................  34

SIGNATURES.................................................................  35


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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
             ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (All amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                                               JUNE 30,               DECEMBER 31,
                                                                                2005                      2004
                                                                            -------------            -------------
ASSETS:
Current assets:
     Cash and cash equivalents.......................................       $      20,532            $      13,046
     Short-term investments..........................................                  --                   22,779
     Accounts receivable, net........................................               1,821                    1,406
     Inventories.....................................................               5,103                    3,623
     Prepaid expenses................................................                 563                    1,242
     Other current assets............................................                 145                      258
                                                                            -------------            -------------

       Total current assets..........................................              28,164                   42,354

Property and equipment, net..........................................                 801                      787
Quadramet license fee, net...........................................               6,675                    7,024
Other assets.........................................................                 400                      248
                                                                            -------------            -------------

                                                                            $      36,040            $      50,413
                                                                            =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Current portion of long-term liabilities........................       $       2,298            $       2,296
     Liability related to joint venture..............................               1,100                      396
     Accounts payable and accrued liabilities........................               6,130                    7,644
                                                                            -------------            -------------

       Total current liabilities.....................................               9,528                   10,336
                                                                            -------------            -------------

Long-term liabilities................................................                  38                       47
                                                                            -------------            -------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 5,400,000 shares
       authorized-Series C Junior Participating Preferred
       Stock, $.01 par value, 200,000 shares authorized,
       none issued and outstanding...................................                  --                       --
     Common stock, $.01 par value, 50,000,000 shares
       authorized, 15,527,920 and 15,489,116 shares issued
       and outstanding at June 30, 2005 and December 31,
       2004, respectively............................................                 155                      155
     Additional paid-in capital......................................             427,228                  426,153
     Unearned compensation...........................................                (847)                      --
     Common stock to be issued (92,799 shares).......................                 500                       --
     Accumulated other comprehensive income..........................                  50                       --
     Accumulated deficit.............................................            (400,612)                (386,278)
                                                                            -------------            -------------

       Total stockholders' equity....................................              26,474                   40,030
                                                                            -------------            -------------
                                                                            $      36,040            $      50,413
                                                                            =============            =============

          The accompany notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                              THREE MONTHS                      SIX MONTHS
                                                                             ENDED JUNE 30,                    ENDED JUNE 30,
                                                                   ------------------------------     -----------------------------
                                                                        2005             2004             2005             2004
                                                                   -------------     ------------     ------------     ------------
REVENUES:
     Product revenue:
       Quadramet.............................................      $       2,153     $      1,616     $      4,207     $      3,470
       ProstaScint...........................................              1,924            2,312            3,823            4,039
       Other.................................................                 --               --               --                1
                                                                   -------------     ------------     ------------     ------------
           Total product revenue.............................              4,077            3,928            8,030            7,510

     License and contract revenue............................                 79               24              120               43
                                                                   -------------     ------------     ------------     ------------

           Total revenues....................................              4,156            3,952            8,150            7,553
                                                                   -------------     ------------     ------------     ------------

OPERATING EXPENSES:
     Cost of product revenue.................................              2,251            2,396            4,678            4,795
     Selling, general and administrative.....................              6,692            4,914           13,716            8,805
     Research and development................................              1,362              541            2,101            1,345
     Equity in loss of joint venture.........................              1,704              542            2,202            1,351
                                                                   -------------     ------------     ------------     ------------

           Total operating expenses..........................             12,009            8,393           22,697           16,296
                                                                   -------------     ------------     ------------     ------------

           Operating loss....................................             (7,853)          (4,441)         (14,547)          (8,743)

INTEREST INCOME..............................................                154              106              297              170
INTEREST EXPENSE.............................................                (42)             (49)             (84)             (93)
                                                                   -------------     ------------     ------------     ------------

NET LOSS                                                           $      (7,741)    $     (4,384)    $    (14,334)    $     (8,666)
                                                                   =============     ============     ============     ============

BASIC AND DILUTED NET LOSS PER SHARE.........................      $       (0.50)    $      (0.30)    $      (0.92)    $      (0.63)
                                                                   =============     ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...................             15,525           14,848           15,519           13,859
                                                                   =============     ============     ============     ============

          The accompany notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------------------
                                                                            2005                     2004
                                                                     -----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $     (14,334)          $     (8,666)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization.................................              492                    534
     Stock-based compensation expenses.............................               13                     11
     Stock-based milestone obligation..............................              500                     --
     Decrease in provision for doubtful accounts...................              (39)                    --
     Amortization of premiums/discounts on
      investments, net.............................................               52                     28
     Deferred rent.................................................               21                     17
     Loss on disposition of assets.................................               --                      3
     Write down of property and equipment..........................               --                    100
     Changes in assets and liabilities:
      Receivables..................................................             (376)                  (501)
      Inventories..................................................           (1,474)                   455
      Other assets.................................................              690                    247
      Liability related to joint venture...........................              704                     --
      Accounts payable and accrued liabilities.....................           (1,535)                (1,144)
                                                                       -------------          -------------

  Net cash used in operating activities............................          (15,286)                (8,916)
                                                                       -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments...............................           22,727                  8,000
Purchases of short-term investments................................               --                (15,383)
Purchases of property and equipment................................             (163)                  (371)
                                                                       -------------          -------------

  Net cash provided by (used in) investing activities..............           22,564                 (7,754)
                                                                       -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock.............................              215                 24,021
Payment of long-term liabilities...................................               (7)                   (81)
                                                                       -------------          -------------

  Net cash provided by financing activities........................              208                 23,940
                                                                       -------------          -------------
Net increase in cash and cash equivalents..........................            7,486                  7,270

Cash and cash equivalents, beginning of period.....................           13,046                 13,630
                                                                       -------------          -------------
Cash and cash equivalents, end of period...........................    $      20,532          $      20,900
                                                                       =============          =============
Supplemental disclosure of non-cash information:
Capital lease of equipment.........................................    $           1          $          70
                                                                       =============          =============

Unrealized holding gain on marketable securities...................    $          50          $          --
                                                                       =============          =============
Supplemental disclosure of cash information:
Cash paid for interest.............................................    $          84          $          93
                                                                       =============          =============

          The accompany notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. THE COMPANY

BACKGROUND

     Founded in 1980, Cytogen Corporation (the "Company" or "Cytogen") of Princeton, NJ is a product-driven biopharmaceutical company that develops and commercializes innovative molecules that can be used to build leading franchises. The Company's marketed products include QUADRAMET(R) (samarium Sm-153 lexidronam injection) and PROSTASCINT(R) (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States. The Company also has exclusive United States marketing rights to COMBIDEX(R) (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxtol (formerly Code 7228) for oncology applications in the United States. On March 3, 2005, the U.S. Food and Drug Administration's (the "FDA") Oncologic Drugs Advisory Committee (ODAC) voted to not recommend approval of the proposed broad indication for COMBIDEX. On March 24, 2005, Advanced Magnetics, Inc. informed Cytogen that Advanced Magnetics received an approvable letter from the FDA for Combidex, subject to certain conditions.

     The Company is also developing therapeutics targeting prostate-specific membrane antigen (PSMA), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors.

     The Company has had a history of operating losses since its inception. The Company currently relies on two products, PROSTASCINT and QUADRAMET, for substantially all of its revenues. In addition, the Company has, from time to time, stopped selling certain products, such as NMP22 BLADDERCHEK, BRACHYSEED and ONCOSCINT, that the Company previously believed would generate significant revenues. The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals. In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary technologies for the Company to sell and market to others. The Company is also subject to credit concentration risks as a limited number of its customers provide a high percentage of total revenues and corresponding receivables.

     The Company has also incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further the Company's marketing and sales programs. The Company expects that it will have additional requirements for debt or equity capital, irrespective of whether or when it reaches profitability, for further product development costs, product and technology acquisition costs and working capital.

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

SHORT-TERM INVESTMENTS

     The Company had no short-term investments at June 30, 2005 compared to $22.8 million at December 31, 2004, which consisted of investments in U.S. government agency notes. The Company had the ability and intent to hold these investments until maturity and therefore had classified the investments as held-to-maturity. Held-to-maturity investments were recorded at amortized cost, adjusted for the accretion of discounts or premiums. Discounts or premiums were accreted into interest income over the life of the related investment using the straight-line method, which approximated the effective yield method. Dividend and interest income were recognized when earned.

INVENTORIES

     The Company's inventories are primarily related to ProstaScint. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following (all amounts in thousands):

                                              JUNE 30, 2005   DECEMBER 31, 2004
                                             ---------------  -----------------
   Raw materials........................       $       283       $      427
   Work-in-process......................             4,616            2,345
   Finished goods.......................               204              851
                                               -----------       ----------
                                               $     5,103       $    3,623
                                               ===========       ==========

NET LOSS PER SHARE

     Basic net loss per common share is calculated by dividing the Company's net loss by the weighted-average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three and six month periods ended June 30, 2005 and 2004 because the inclusion of common stock equivalents, which consist of warrants and options to purchase shares of the Company's common stock, would be antidilutive due to the Company's losses.

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


                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                    -----------------------          --------------------

                                                                       2005           2004             2005           2004
                                                                       ----           ----             ----           ----
Net loss, as reported......................................         $ (7,741)      $ (4,384)       $  (14,334)    $  (8,666)
  Add: Stock-based employee compensation
   expense included in reported net loss ..................               13              -                13            11
  Deduct: Total stock-based employee
   compensation expense determined under
   fair value-based method for all awards..................             (565)          (341)           (1,128)         (574)
                                                                    --------       --------        ----------     ---------
Pro forma net loss.........................................         $ (8,293)      $ (4,725)       $  (15,449)    $  (9,229)
                                                                    ========       ========        ==========     =========
Basic and diluted net loss per
   share, as reported......................................         $  (0.50)      $  (0.30)       $    (0.92)    $   (0.63)
                                                                    ========       ========        ==========     =========
Pro forma basic and diluted net
   loss per share..........................................         $  (0.53)      $  (0.32)       $    (1.00)    $   (0.67)
                                                                    ========       ========        ==========     =========


     On June 14, 2005, the Company awarded an aggregate of 168,600 shares of restricted common stock, $0.01 par value per share, to employees of the Company pursuant to the terms of the Company's 2004 Stock Incentive Plan, as a long term incentive. Such restricted shares are subject to future vesting over a period of six years, and will be issued upon the satisfaction of such vesting provisions and other terms and conditions related thereto. The Company recorded $868,000 of unearned compensation upon the granting of the restricted stock, which represented the fair market value of Cytogen's common stock on the date of grant. The unearned compensation is amortized on a straight-line basis over the six year vesting period. For the three months ended June 30, 2005, the Company recorded a charge of $9,000 in the accompanying statements of operations for the amortization of unearned compensation. The Company reversed $12,000 of unearned compensation related to unvested restricted stock upon the termination of certain employees in the second quarter of 2005.

OTHER COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income consisted of an unrealized holding gain or loss on marketable securities. For the three months ended June 30, 2005, the unrealized holding loss of those securities was $19,000, and as a result, the comprehensive loss for the three months ended June 30, 2005 was $7,760,000. For the six months ended June 30, 2005, the unrealized holding gain of the securities was $50,000 and as a result the comprehensive loss for the six months ended June 30, 2005 was $14,284,000. There was no other comprehensive income or loss in the three and six months ended June 30, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

ABNORMAL INVENTORY COSTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 in its fiscal year beginning January 1, 2006. The Company is currently evaluating the impact of adopting this statement.

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

     Cytogen accounts for the Joint Venture using the equity method of accounting. Cytogen has recognized 50% of the Joint Venture's operating results in its consolidated statements of operations for the three and six months ended June 30, 2005 and 2004. On June 6, 2005, Cytogen and Progenics agreed on a work plan and annual budget for the Joint Venture for 2005. In 2005, the Members each expect to provide up to $5.7 million in funding for the development of the PSMA technologies through the Joint Venture. Each Member has funded $1.6 million to the Joint Venture as of June 30, 2005. The report of the independent auditors on the financial statements of the Joint Venture included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 filed with the Securities and Exchange Commission, contained an explanatory paragraph which states that the Joint Venture has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern, and that its financial statements do not include any adjustments that might result from the outcome of that uncertainty. The Members have not committed to fund the Joint Venture beyond December 31, 2005 at this time, except for obligations under existing contractual commitments as of that date. The Joint Venture may incur losses in future years provided an agreement between the Members is reached on research program goals and budgets for periods after 2005 and the Joint Venture's operations are funded.

     For the three and six months ended June 30, 2005, Cytogen recognized $1.7 million and $2.2 million, respectively, of the Joint Venture's losses, compared to $542,000 and $1.4 million of the Joint Venture's losses in the same periods of 2004. As of June 30, 2005, the carrying value of the Company's investment in the Joint Venture was $102,000, which represents the Company's investment in the Joint Venture, less its cumulative share of losses, which net investment is recorded in other assets. At June 30, 2005 and December 31, 2004, Cytogen's liability to the Joint Venture was $1.1 million and $396,000, respectively. The respective liability, as reported in the Liability related to Joint Venture in the accompanying consolidated balance sheets, represents Cytogen's obligation related to the capital contribution to the Joint Venture at June 30, 2005 and Cytogen's cumulative share of losses in excess of its investment in the Joint Venture at December 31, 2004. Selected financial statement information of the Joint Venture is as follows (all amounts in thousands):

BALANCE SHEET DATA:

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     2005                2004
                                                                               ----------------    ----------------

                                   ASSETS:
Cash......................................................................       $       161         $        --
Prepaid expenses..........................................................                28                  12
                                                                               ---------------     ---------------
                                                                                 $       189         $        12
                                                                               ===============     ===============

                      LIABILITIES AND MEMBERS' DEFICIT:

Accounts payable to Cytogen Corporation, a related party..................       $       131         $         4
Accounts payable to Progenics Pharmaceuticals, Inc.,
   a related party........................................................             1,257                 189
Accounts payable and accrued expenses.....................................               814                 629
                                                                               ---------------     ---------------

     Total liabilities....................................................             2,202                 822
                                                                               ---------------     ---------------
Capital contributions.....................................................            28,698              23,298
Contributions receivable..................................................            (2,200)                 --
Deficit accumulated during the development stage..........................           (28,511)            (24,108)
                                                                               ---------------     ---------------
         Total members' deficit...........................................            (2,013)               (810)
                                                                               ---------------     ---------------
         Total liabilities and members' deficit...........................       $       189         $        12
                                                                               ===============     ===============

INCOME STATEMENT DATA:



                                               THREE                           SIX                  FOR THE PERIOD
                                            MONTHS ENDED                  MONTHS ENDED            FROM JUNE 15, 1999
                                              JUNE 30,                       JUNE 30,               (INCEPTION) TO
                                  ---------------------------    ----------------------------        JUNE 30, 2005
                                        2005           2004            2005           2004        ------------------
                                        ----           ----            ----           ----
Interest income...................$          2    $         2    $          3    $          5      $          244
Total expenses....................       3,409          1,086           4,406           2,707              28,755
                                  ------------    -----------    ------------    ------------      --------------

Net loss..........................$     (3,407)   $    (1,084)   $     (4,403)   $     (2,702)     $      (28,511)
                                  ============    ===========    ============    ============      ==============


     In June 2005, the Joint Venture entered into a collaboration agreement (the "SGI Agreement") with Seattle Genetics, Inc. ("SGI"). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the "ADC Technology") to the Joint Venture. Under the license, the Joint Venture has the right to use the ADC Technology to link cell-killing drugs to the Joint Venture's monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the SGI Agreement, SGI will also provide technical information to the Joint Venture related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. The Joint Venture may replace PSMA with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the "Licensors"). The Joint Venture is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The Joint Venture may sub-license the ADC Technology to a third-party to manufacture the ADC's for both research and commercial use. The Joint Venture made a $2.0 million technology access payment to SGI upon execution of the SGI Agreement and will make additional maintenance payments during the term of the SGI Agreement. In addition, the Joint Venture will make payments aggregating $15.0 million, upon the achievement of certain defined milestones and will pay royalties to SGI and its Licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to the Joint
Venture under the SGI Agreement, SGI will receive supply and/or labor cost payments from the Joint Venture at agreed-upon rates. The Joint Venture's monoclonal antibody project is currently in the pre-clinical phase of research and development. All costs incurred by the Joint Venture under the SGI Agreement during the research and development phase of the project will be expensed in the period incurred. The SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The Joint Venture may terminate the SGI Agreement upon advance written notice to SGI. SGI may terminate the SGI Agreement if the Joint Venture breaches an SGI in-license that is not cured within a specified time period after written notice. In addition, either party may terminate the SGI Agreement, upon breach by the other party that is not cured within a specified time period after written notice or in the event of bankruptcy of the other party. The ability of the Joint Venture to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of the Joint Venture in future years.

3. BRISTOL-MYERS SQUIBB MEDICAL IMAGING, INC.

     Effective January 1, 2004, the Company entered into a new manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI"), whereby BMSMI will manufacture, distribute and provide order processing and customer service for Cytogen relating to Quadramet. Under the terms of the agreement, Cytogen is obligated to pay at least $4.2 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or Cytogen on two years prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or Cytogen on two years prior written notice. During each of the three month periods ended June 30, 2005 and 2004 Cytogen incurred $1.0 million of manufacturing costs for Quadramet, all of which is included in cost of product revenue. During each of the six month periods ended June 30, 2005 and 2004, Cytogen incurred $2.1 million of manufacturing costs for Quadramet. The Company also pays BMSMI a variable amount per month for each Quadramet order placed to cover the costs of customer service which is included in selling, general and administrative expenses.

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

4. LAUREATE PHARMA, L.P.

     In September 2004, the Company entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate shall manufacture ProstaScint and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. Laureate is the sole manufacturer of ProstaScint and its antibodies. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for ProstaScint and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, the Company is obligated to pay at least an aggregate of $5.1 million through 2006. Approximately $4.1 million has been incurred under this agreement through June 30, 2005, and is recorded as inventory in the accompanying balance sheet as of June 30, 2005. Of this amount, approximately $1.1 million and $1.8 million were recorded during the three and six month periods ended June 30, 2005.

5. THE DOW CHEMICAL COMPANY

     On May 6, 2005, the Company entered into a license agreement with The Dow Chemical Company to create a targeted oncology product designed to treat prostate and other cancers. The agreement applies proprietary MeO-DOTA bifunctional chelant technology from Dowpharma to radiolabel Cytogen's PSMA antibody with a therapeutic radionuclide. Under the agreement, proprietary chelation technology and other capabilities, provided through ChelaMedSM radiopharmaceutical services from Dowpharma, will be used to attach a therapeutic radioisotope to the same murine monoclonal antibody utilized in Cytogen's ProstaScint molecular imaging agent which is called 7E11-C5.3 (or
7E11). The 7E11 antibody was excluded from the PSMA technology licensed to the Joint Venture. As a result of the agreement, Cytogen is obligated to pay a minimal license fee and aggregate future milestone payments of $1.9 million for each licensed product and royalties based on sales of related products, if any. Unless terminated earlier, the Dow agreement terminates at the later of (a) the tenth anniversary of the date of first commercial sale for each licensed product or (b) the expiration of the last to expire valid claim that would be infringed by the sale of the licensed product. The Company may terminate the license agreement with Dow on 90 days written notice.

6. INCREASE IN AUTHORIZED COMMON STOCK

     On June 14, 2005, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the total authorized shares of common stock of the Company from 25,000,000 to 50,000,000 shares.

7. SALE OF COMMON STOCK AND WARRANTS

     On July 19, 2005, the Company announced that it entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with certain institutional investors for the sale of 3,104,380 shares of its common stock and 776,096 warrants (the "Warrants") to purchase shares of its common stock having an exercise price of $6.00 per share, through a registered direct offering. In exchange for $4.50, the purchasers received one share of common stock and .25 warrants to purchase common stock. These warrants are exercisable for ten years, beginning six months after their issuance. The transaction provided gross proceeds of approximately $14.0 million to Cytogen before deducting costs associated with the offering. The transaction closed on July 20, 2005 and August 2, 2005. There was no placement agent in this transaction.

     The shares of common stock and the shares of common stock underlying the Warrants offered by the Company in this transaction will be registered upon issuance under the Company's existing shelf Registration Statement (referred to below). The Company is not listing the Warrants on an exchange or any trading system and does not expect that a trading market for the Warrants will develop.

8. PROSTAGEN MILESTONE PAYMENT

     Pursuant to a Stock Exchange Agreement (the "Prostagen Agreement") related to the Company's acquisition of Prostagen Inc. ("Prostagen") in 1999, as amended in May 2002, August 2002, and November 2004, the Company agreed to issue up an additional $1.5 million worth of Cytogen common stock to the shareholders and debtholders of Prostagen (the "Prostagen Partners"), if certain milestones are achieved in the PSMA development programs. During the second quarter of 2005, the Company recorded a $500,000 charge to research and development expense upon the achievement of certain milestone related to PSMA program as specified in the Prostagen Agreement with the corresponding amount recorded in Common Stock To Be Issued in the accompanying consolidated balance sheets. 92,799 shares of Cytogen common stock will be issued in the third quarter of 2005 related to this milestone. The remaining $1.0 million of future milestone payment, if any, will be paid in Cytogen common stock upon the achievement of a certain milestone in the PSMA development programs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. These forward-looking statements include the impact of SFAS No. 123(R), additional funding and development of the PSMA technologies, growth and market penetration for Quadramet and ProstaScint, revenues, if any, from our joint venture with Progenics Pharmaceuticals, Inc., increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for ProstaScint and Quadramet, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Quarterly Report on Form 10-Q that are not historical facts. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Factors that could cause actual results to differ materially, include, market acceptance of our products, the results of our clinical trials, our ability to hire and retain employees, economic and market conditions generally, our receipt of requisite regulatory approvals for our products and product candidates, the continued cooperation of our marketing and other collaborative and strategic partners, our ability to protect our intellectual property, and the other risks identified under the caption "Additional Factors That May Affect Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

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

OVERVIEW

     Founded in 1980, Cytogen Corporation of Princeton, NJ is a product-driven biopharmaceutical company that develops and commercializes innovative molecules that can be used to build leading franchises. Our marketed products include Quadramet(R) (samarium Sm-153 lexidronam injection) and ProstaScint(R) (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States. We also have exclusive United States marketing rights to Combidex(R) (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (formerly Code 7228) for oncology applications in the United States. We are also developing therapeutics targeting prostate-specific membrane antigen (PSMA), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors. Full prescribing information for our products is available at www.cytogen.com or by calling 1-800-833-3533.

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

COLLABORATION WITH THE DOW CHEMICAL COMPANY TO DEVELOP PSMA ANTIBODY FOR TREATMENT OF CANCER

     On May 6, 2005, we announced that we had entered into a collaboration with The Dow Chemical Company to create a targeted oncology product designed to treat prostate and other cancers. The agreement applies proprietary MeO-DOTA bifunctional chelant technology from Dowpharma to radiolabel Cytogen's prostate-specific membrane antigen (PSMA) antibody with a therapeutic radionuclide. PSMA is a protein highly expressed on the surface of prostate cancer cells and the neovasculature of many solid tumors. Under the agreement, proprietary chelation technology and other capabilities, provided through ChelaMedSM radiopharmaceutical services from Dowpharma, will be used to attach a therapeutic radioisotope to the same murine monoclonal antibody utilized in Cytogen's ProstaScint(R) (capromab pendetide) molecular imaging agent. This antibody, called 7E11-C5.3 (or 7E11), is directed against an intracellular epitope of PSMA. Dowpharma's MeO-DOTA bifunctional chelant will be utilized to attach the beta emitting radionuclide lutetium-177 as a payload to the 7E11 antibody, enabling targeted delivery of this cytotoxic agent. The 7E11 antibody was excluded from the PSMA technology licensed to our PSMA joint venture. We intend to develop the resulting innovative molecule for the treatment of various cancers, initially in prostate, that express the PSMA marker.

CYTOGEN AND PROGENICS APPROVE 2005 WORK PLAN AND BUDGET FOR JOINT VENTURE

     On June 6, 2005, we and Progenics Pharmaceuticals, Inc. agreed on a work plan and annual budget for 2005 for our PSMA joint venture.

SALE OF COMMON STOCK AND WARRANTS

     On July 19, 2005, we announced that we entered into a Securities Purchase Agreement with certain institutional investors for the sale of 3,104,380 shares of our common stock and 776,096 warrants to purchase shares of our common stock having an exercise price of $6.00 per share, through a registered direct offering. In exchange for $4.50, the purchasers received one share of common stock and .25 warrants to purchase common stock. These warrants are exercisable for ten years, beginning six months after their issuance. The transaction provided gross proceeds of approximately $14.0 million to us before deducting costs associated with the offering. The transaction closed on July 20, 2005 and August 2, 2005. There was no placement agent in this transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 AND 2004

REVENUES

                                                             INCREASE/(DECREASE)
                                    2005         2004            $         %
                                    ----         ----       ---------  ---------
                              (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Quadramet....................    $  2,153     $   1,616     $    537       33%
ProstaScint..................       1,924         2,312         (388)    (17)%
License and Contract.........          79            24           55      229%
                                 --------     ---------     --------
                                 $  4,156     $   3,952     $    204        5%
                                 ========     =========     ========

     Total revenues for the second quarter of 2005 were $4.2 million compared to $4.0 million for the same period in 2004. Product revenues accounted for 98% and 99% of total revenues for the second quarters of each of 2005 and 2004, respectively. License and contract revenues accounted for the remainder of revenues.

     QUADRAMET. Quadramet sales were $2.2 million for the second quarter of 2005, compared to $1.6 million in the second quarter of 2004. Quadramet sales accounted for 53% and 41% of product revenues for the second quarters of each of 2005 and 2004, respectively. We believe such increase was due, in part, to increased demand associated with our focused marketing programs. We have the right to market Quadramet in North America and Latin America. Currently, we market Quadramet only in the United States. We believe that the future growth and market penetration of Quadramet is dependent upon, among other things: (i) distinguishing the physical properties of Quadramet from first-generation agents within its class, (ii) empowering and marketing to key prescribing audiences,
(iii) broadening palliative use within label beyond prostate cancer to include breast, lung, multiple myeloma, (iv) evaluating the role of Quadramet in combination with other commonly used oncology agents, and (v) expanding clinical development to demonstrate the potential tumoricidal versus palliative attributes of Quadramet. We cannotprovide any assurance that we will be able to successfully market Quadramet or that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for us.

     PROSTASCINT. ProstaScint sales were $1.9 million for the second quarter of 2005, compared to $2.3 million in the second quarter of 2004. ProstaScint sales accounted for 47% and 59% of product revenues for the second quarters of each of 2005 and 2004, respectively. We believe that ProstaScint sales have been consistent, except for the increased purchases by distributors in the second quarter of 2004 associated with the implementation of a price increase for ProstaScint in late June 2004. We believe that future growth and market penetration of ProstaScint is dependent upon, among other things, (i) improving image quality through fusion technology, (ii) validating the antigen targeted by ProstaScint as an independent prognostic factor, (iii) the publication and presentation of outcomes data, (iv) development of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy, and (v) expanding clinical development to demonstrate the potential for ProstaScint to monitor response to cytotoxic therapies and image other cancers. We cannot provide any assurance that we will be able to successfully market ProstaScint, or that ProstaScint will achieve greater market penetration on a timely basis or result in significant revenues for us.

     LICENSE AND CONTRACT REVENUES. License and contract revenues were $79,000 and $24,000 for the second quarters of 2005 and 2004, respectively. During the second quarter of 2005, we recognized $78,000 of contract revenues compared to $15,000 in the second quarter of 2004 for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics. The level of future revenues for the remainder of 2005, if any, for contract services provided to the joint venture may vary and will depend upon the extent of research and development services required by the joint venture.

OPERATING EXPENSES

                                                                             INCREASE/(DECREASE)
                                                                           ----------------------
                                                2005           2004            $           %
                                                ----           ----        ---------   ----------
                                             (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Cost of product revenue................      $  2,251       $  2,396       $  (145)      (6)%
Selling, general and administrative....         6,692          4,914         1,778        36%
Research and development...............         1,362            541           821       152%
Equity in loss of joint venture........         1,704            542         1,162       214%
                                             --------       --------       -------
                                             $ 12,009       $  8,393       $ 3,616        43%
                                             ========       ========       =======

     Total operating expenses for the second quarter of 2005 were $12.0 million compared to $8.4 million in the same quarter of 2004.

     COST OF PRODUCT REVENUE. Cost of product revenue for the second quarters of 2005 and 2004 were $2.3 million and $2.4 million, respectively, and primarily reflects manufacturing costs for ProstaScint and Quadramet, royalties on our sales of products and amortization of the up-front payment to Berlex Laboratories to reacquire the marketing rights to Quadramet in 2003.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 2005 were $6.7 million compared to $4.9 million in the same period of 2004. The increase from the prior year period is primarily driven by the expanded investment for the commercial support of both Quadramet and ProstaScint, including the implementation of new marketing initiatives and expansion of our sales force which was substantially completed in January 2005.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 2005 were $1.4 million compared to $541,000 in the same period of 2004. The increase from the prior year period is primarily driven by new clinical development initiatives for both Quadramet and ProstaScint and a $500,000 charge in the second quarter of 2005 for a non-cash milestone obligation incurred related to the progress of PSMA development programs and the preclinical development costs associated with our radiolabeled therapeutic program to attach the therapeutic radionuclide lutetium-177 as a payload to the 7E11 monoclonal antibody utilized in ProstaScint. The increase is partially offset by savings from the closure of our AxCell Biosciences facility in the fourth quarter of 2004. During the second quarter of 2005, we incurred $6,000 in expenses relating to AxCell's operations compared to $167,000 in the same period of 2004. Research projects through academic, governmental and corporate collaborators to be supported and additional applications for the intellectual property and technology at AxCell are being pursued.

     EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics, was $1.7 million and $542,000 during the second quarters of 2005 and 2004, respectively. Such amounts represented 50% of the joint venture's operating losses. We equally share ownership and costs of the joint venture with Progenics and account for the joint venture using the equity method of accounting. The increase over the prior year period is primarily due to our share of the $2.0 million upfront fee incurred by the joint venture to license proprietary antibody-drug conjugate technology from Seattle Genetics, Inc. for use with the joint venture's antibodies targeting PSMA. On June 6, 2005, we and Progenics agreed on a work plan and annual budget for the joint venture for 2005. In 2005, we and Progenics each expect to provide up to $5.7 million in funding for the development of the PSMA technologies through the joint venture. Each member of the joint venture has funded $1.6 million as of June 30, 2005. We and Progenics have not committed to fund the joint venture beyond December 31, 2005 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs of the joint venture, although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture.

     The joint venture's work plan and budget for 2005 includes funding to be made by the joint venture in accordance with a collaboration agreement (the "SGI Agreement") with Seattle Genetics, Inc. ("SGI"), commencing in June 2005. Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the "ADC Technology") to the joint venture. Under the license, the joint venture has the right to use the ADC Technology to link cell-killing drugs to the joint venture's monoclonal antibodies that targets prostate-specific membrane antigen. During the initial research term of the Agreement, SGI will also provide technical information to the joint venture related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. The joint venture may replace PSMA with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties. The joint venture is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The joint venture may sub-license the ADC Technology to a third-party to manufacture the ADC's for both research and commercial use. The joint venture made a $2.0 million technology access payment to SGI, upon execution of the SGI Agreement during June 2005, following a capital contribution by the members. The SGI Agreement requires the joint venture to make maintenance payments during the term of the SGI Agreement, aggregate payments of $15.0 million upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its third party licensors. In the event that SGI provides materials or services to the joint venture under the SGI Agreement, SGI will receive supply and/or labor cost payments from the joint venture at agreed upon rates. Unless terminated earlier, the SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The ability of the joint venture to comply with the terms of the SGI Agreement will depend on agreement by the members regarding work plans and budgets of the joint venture in future years.

     INTEREST INCOME/EXPENSE. Interest income for the second quarter of 2005 was $154,000 compared to $106,000 in the same period of 2004. The increase in 2005 from the prior year period was due to higher average yield on cash balances in 2005. Interest expense for the second quarter of 2005 was $42,000 compared to $49,000 in the same period in 2004. Interest expense includes interest on outstanding debt and finance charges related to various equipment leases that are accounted for as capital leases.

     NET LOSS. Net loss for the second quarter of 2005 was $7.7 million compared to $4.4 million reported in the second quarter of 2004. The basic and diluted net loss per share for the second quarter of 2005 was $0.50 based on 15.5 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.30 based on 14.8 million weighted average common shares outstanding for the same period in 2004.

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

REVENUES

                                                                             INCREASE/(DECREASE)
                                                                             -------------------
                                                    2005         2004          $               %
                                                    ----         ----      ---------       --------
                                                 (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

Quadramet....................................     $ 4,207      $ 3,470     $    737           21%
ProstaScint..................................       3,823        4,039         (216)         (5)%
NMP22 BladderChek............................          --            1           (1)       (100)%
License and Contract.........................         120           43           77          179%
                                                  -------      -------     --------
                                                  $ 8,150      $ 7,553     $    597            8%
                                                  =======      =======     ========

     Total revenues for the first half of 2005 were $8.2 million compared to $7.6 million for the same period in 2004. Product revenues accounted for 99% of total revenues for the first half of each of 2005 and 2004. License and contract revenues accounted for the remainder of revenues.

     QUADRAMET. Cytogen recorded Quadramet sales of $4.2 million for the first half of 2005 compared to $3.5 million of Quadramet sales during the first half of 2004. Quadramet sales accounted for 52% and 46% of product revenues for such periods, respectively. We have the right to market Quadramet in North America and Latin America. Currently, we market Quadramet only in the United States. We believe that the future growth and market penetration of Quadramet is dependent upon, among other things: (i) distinguishing the physical properties of Quadramet from earlier generation agents within its class, (ii) empowering and marketing to key prescribing audiences, (iii) broadening palliative use within label beyond prostate cancer to include breast, lung, multiple myeloma, (iv) evaluating the role of Quadramet in combination with other commonly used oncology agents, and (v) expanding clinical development to demonstrate the potential tumoricidal versus palliative attributes of Quadramet. We cannot provide any assurance that we will be able to successfully market Quadramet or that Quadramet will achieve greater market penetration on a timely basis or result in significant revenues for us.

     PROSTASCINT. ProstaScint sales were $3.8 million for the first half of 2005, a decrease of $216,000 from $4.0 million in the first half of 2004. Sales of ProstaScint accounted for 48% and 54% of product revenues for such periods, respectively. We believe that ProstaScint sales have been consistent, except for the increased purchases by distributors in the second quarter of 2004 associated with the implementation of a price increase for ProstaScint in late June 2004. We believe that future growth and market penetration of ProstaScint is dependent upon, among other things, (i) improving image quality through fusion technology,
(ii) validating the antigen targeted by ProstaScint as an independent prognostic factor, (iii) the publication and presentation of outcomes data, (iv) development of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy, and (v) expanding clinical development to demonstrate the potential for ProstaScint to monitor response to cytotoxic therapies and image other cancers. We cannot provide any assurance that we will be able to successfully market ProstaScint, or that ProstaScint will achieve greater market penetration on a timely basis or result in significant revenues for us.

     NMP22 BLADDERCHEK. There were no sales of NMP22 BladderChek during the first half of 2005 compared to $1,000 in the same period in 2004. Effective December 31, 2004, we stopped selling NMP22 BladderChek.

     LICENSE AND CONTRACT REVENUES. License and contract revenues were $120,000 and $43,000 for the first half of 2005 and 2004, respectively. During the first half of 2005, we recognized $119,000 of contract revenues compared to $28,000 in the first half of 2004 for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics. We expect that the level of future revenues for the remainder of 2005, if any, for contract services provided to the joint venture may vary and will depend upon the extent of research and development services required by the joint venture.

OPERATING EXPENSES


                                                                                      INCREASE/(DECREASE)
                                                                                      -------------------
                                                     2005             2004             $              %
                                                     ----             ----         --------       ----------
                                                     (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

 Cost of product revenues.....................    $  4,678         $  4,795        $  (117)         (2)%
 Selling, general and administrative..........      13,716            8,805          4,911           56%
 Research and development.....................       2,101            1,345            756           56%
 Equity in loss of joint venture..............       2,202            1,351            851           63%
                                                  --------         --------        -------
                                                  $ 22,697         $ 16,296        $ 6,401           39%
                                                  ========         ========        =======

     Total operating expenses for the first half of 2005 were $22.7 million compared to $16.3 million in the same period of 2004.

     COST OF PRODUCT REVENUES. Cost of product revenues for the first half of 2005 were $4.7 million compared to $4.8 million in the same period of 2004 and primarily reflects manufacturing costs for ProstaScint and Quadramet, royalties on our sales of products and amortization of the up-front payment to Berlex Laboratories to reacquire the marketing rights to Quadramet in 2003.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first half of 2005 were $13.7 million compared to $8.8 million in the same period of 2004. The increase from the prior year period is primarily driven by the expanded investment for the commercial support of both Quadramet and ProstaScint, including the implementation of new marketing initiatives and expansion of our sales force which was substantially completed in January 2005.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the first half of 2005 were $2.1 million compared to $1.3 million in the same period of 2004. The increase from the prior year period is primarily driven by new clinical development initiatives for both Quadramet and ProstaScint and a $500,000 charge in the second quarter of 2005 for a non-cash milestone obligation incurred related to the progress of PSMA development programs and the preclinical development costs associated with our radiolabeled therapeutic program to attach the therapeutic radionuclide lutetium-177 as a payload to the 7E11 monoclonal antibody utilized in ProstaScint. The increase is partially offset by savings from the closure of our AxCell Biosciences facility in the fourth quarter of 2004. During the first half of 2005 and 2004, we incurred $12,000 and $418,000, respectively, in expenses relating to AxCell's operations.

     EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics, was $2.2 million during the first half of 2005 compared to $1.4 million in the same period of 2004 and represented 50% of the joint venture's operating losses. We equally share ownership and costs of the joint venture with Progenics and account for the joint venture using the equity method of accounting. The increase over the prior year period is primarily due to our share of the $2.0 million upfront fee incurred by the joint venture to license proprietary antibody-drug conjugate technology from Seattle Genetics, Inc. for use with the joint venture's antibodies targeting PSMA. On June 6, 2005, we and Progenics agreed on a work plan and annual budget for the joint venture for 2005. In 2005, we and Progenics each expect to provide up to $5.7 million in funding for the development of the PSMA technologies through the joint venture. Each member of the joint venture has funded $1.6 million as of June 30, 2005. We and Progenics have not committed to fund the joint venture beyond December 31, 2005 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs of the joint venture, although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture.

     The joint venture's work plan and budget for 2005 includes funding to be made by the joint venture in accordance with a collaboration agreement (the "SGI Agreement") with Seattle Genetics, Inc. ("SGI"), commencing in June 2005. Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the "ADC Technology") to the joint venture. Under the license, the joint venture has the right to use the ADC Technology to link cell-killing drugs to the joint venture's monoclonal antibodies that targets prostate-specific membrane antigen. During the initial research term of the Agreement, SGI will also provide technical information to the joint venture related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. The joint venture may replace PSMA with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties. The joint venture is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The joint venture may sub-license the ADC Technology to a third-party to manufacture the ADC's for both research and commercial use. The joint venture made a $2.0 million technology access payment to SGI, upon execution of the SGI Agreement during June 2005, following a capital contribution by the members. The SGI Agreement requires the joint venture to make maintenance payments during the term of the SGI Agreement, aggregate payments of $15.0 million upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its third party licensors. In the event that SGI provides materials or services to the joint venture under the SGI Agreement, SGI will receive supply and/or labor cost payments from the joint venture at agreed upon rates. Unless terminated earlier, the SGI Agreement terminates at the later of
(a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The ability of the joint venture to comply with the terms of the SGI Agreement will depend on agreement by the members regarding work plans and budgets of the joint venture in future years.

         INTEREST INCOME/EXPENSE. Interest income for the first half of 2005 was $297,000 compared to $170,000 in the same period of 2004. The increase in 2005 from the prior year period was due to a higher average yield on cash balances in 2005. Interest expense was $84,000 and $93,000 for the first half of 2005 and 2004, respectively. Interest expense includes interest on outstanding debt and finance charges related to various equipment leases that are accounted for as capital leases.

     NET LOSS. Net loss for the first half of 2005 was $14.3 million compared to $8.7 million reported in the first half of 2004. The basic and diluted net loss per share for the first half of 2005 was $0.92 based on 15.5 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.63 based on 13.9 million weighted average common shares outstanding for the same period in 2004.

COMMITMENTS

     We have entered into various contractual and commercial commitments. The following table summarizes our obligations with respect to these commitments as of June 30, 2005:

                                                      LESS
                                                      THAN        1 TO 3        4 TO 5      MORE THAN
                                                     1 YEAR       YEARS          YEARS       5 YEARS       TOTAL
                                                    ---------    --------      --------    -----------  -----------
                                                                     (ALL AMOUNTS IN THOUSANDS)
Long-term debt(1)..................................  $ 2,300     $     --      $     --     $    --       $  2,300
Capital lease obligations..........................       18           38            --          --             56
Facility leases....................................      338          451            --          --            789
Research and development and
   other obligations...............................      159          162           151         588          1,060
Manufacturing contracts(2).........................    5,410        4,401            --          --          9,811
Capital contribution to joint venture(3)...........    4,100           --            --          --          4,100
Minimum royalty payments(4)........................    1,077        2,000         2,000       3,333          8,410
                                                     -------     --------      --------     -------       --------

      Total........................................  $13,402     $  7,052      $  2,151     $ 3,921       $ 26,526
                                                     =======     ========      ========     =======       ========

     (1) In August 1998, we received $2.0 million from Elan Corporation, plc in exchange for a convertible promissory note. The note is convertible into shares of our common stock at $28 per share, subject to adjustments, and matures in August 2005. The note bears annual interest of 7%, compounded semiannually, however, such interest was not payable in cash but was added to the principal of the note through August 2000. For subsequent periods, interest is payable in cash. The note contains certain non-financial covenants, with which we were in compliance as of June 30, 2005.

     (2) Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI for QUADRAMET whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of our agreement, we are obligated to pay at least $4.2 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on a two year prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two-year prior written notice. Accordingly, we have not included commitments beyond June 30, 2007.

          Additionally, in September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate shall manufacture ProstaScint for us in its Princeton, New Jersey facility. The agreement will terminate, unless earlier terminated pursuant to its terms, upon Laureate's completion of the production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we are obligated to pay at least an aggregate of $5.1 million through 2006, of which approximately $4.1 million was incurred through June 30, 2005. We expect that the agreement will provide us with a sufficient supply of ProstaScint to satisfy our commercial requirements for approximately the next four years, based upon current sales levels. In addition, we believe the agreement will provide sufficient supply of 7E11 required for initial clinical development of our therapeutic program.


     (3) On June 6, 2005, we and Progenics agreed on a work plan and annual budget for the joint venture for 2005. In 2005, we have each funded $1.6 million as of June 30, 2005. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture, although we cannot be sure that any further agreements between us and Progenics will be reached regarding the joint venture. The joint venture's work plan and budget for 2005 includes funding to be made by the joint venture in accordance with the SGI Agreement with SGI, commencing in June 2005. The joint venture made a $2.0 million technology access payment to SGI, upon execution of the SGI Agreement during June 2005, following a capital contribution by the members. The SGI Agreement requires the joint venture to make maintenance payments during the term of the SGI Agreement, aggregate payments of $15.0 million upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its licensors. In the event that SGI provides materials or services to the joint venture under the SGI Agreement, SGI will receive supply and/or labor cost payments from the joint venture at agreed upon rates. The ability of the joint venture to comply with the terms of the SGI Agreement will depend on agreement by the members regarding work plans and budgets of the joint venture in future years.

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

LIQUIDITY AND CAPITAL RESOURCES

CONDENSED STATEMENT OF CASH FLOWS:

                                                              JUNE 30, 2005
                                                      --------------------------
                                                      (ALL AMOUNTS IN THOUSANDS)
         Net loss..........................................  $   (14,334)
         Adjustments to reconcile net loss to net cash
           used in operating activities..................           (952)
                                                             -----------
         Net cash used in operating activities.............      (15,286)
         Net cash provided by investing activities.........       22,564
         Net cash provided by financing activities.........          208
                                                             -----------
         Net increase in cash and cash equivalents.........  $     7,486
                                                             ===========

OVERVIEW

     Our cash and cash equivalents were $20.5 million as of June 30, 2005, compared to $13.0 million as of December 31, 2004. As of June 30, 2005, our total cash, cash equivalents and short-term investments was $20.5 million compared to $35.8 million as of December 31, 2004. The decrease in cash, cash equivalents and short term investments from the December 31, 2004 balance was primarily due to the build-up of ProstaScint inventory and to increased operating expenditures in 2005, including costs to promote and support our oncology products and to expand our internal sales force, new clinical development initiatives for both Quadramet and ProstaScint and funding for the PSMA Development Company joint venture. During the first half of 2005 and 2004, net cash used for operating activities was $15.3 million and $8.9 million, respectively. In 2005, we expect operating expenditures to increase over 2004 levels.

     Historically, our primary sources of cash have been proceeds from the issuance and sale of our stock through public offerings and private placements, product related revenues, revenues from contract research services, fees paid under license agreements and interest earned on cash and short-term investments.

     On July 19, 2005, we announced that we entered into a Securities Purchase Agreement with certain institutional investors for the sale of 3,104,380 shares of its common stock and 776,096 warrants (the "Warrants") to purchase shares of its common stock having an exercise price of $6.00 per share, through a registered direct offering. In exchange for $4.50, the purchasers received one share of common stock and .25 warrants to purchase common stock. These warrants are exercisable for ten years, beginning six months after their issuance. The transaction provided gross proceeds of approximately $14.0 million to us before deducting costs associated with the offering. The transaction closed on July 20, 2005 and August 2, 2005. There was no placement agent in this transaction. The shares of common stock and the shares of common stock underlying the Warrants offered by us in this transaction will be registered upon issuance under the Company's existing shelf Registration Statement (referred to below). We are not listing the Warrants on an exchange or any trading system and do not expect that a trading market for the Warrants will develop. On November 5, 2004, we filed a registration statement (File No. 333-120262) (the "Registration Statement") on Form S-3 with the Securities and Exchange Commission (the "Commission") relating to the public offering pursuant to Rule 415 under the Securities Act of 1933, as amended, of up to an aggregate of $70,000,000 of debt securities, common stock, preferred stock, warrants and units of the Company. The Commission declared the Registration Statement effective on November 14, 2004.

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

OTHER LIQUIDITY EVENTS

     In September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate is manufacturing ProstaScint for us in its Princeton, New Jersey facility. Our agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the production campaign and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we are obligated to pay at least an aggregate of $5.1 million through 2006. Approximately $4.1 million has been incurred under this agreement through June 30, 2005, and is recorded as inventory in the accompanying balance sheet as of June 30, 2005. Of this amount, approximately $1.8 million was recorded during the first half of 2005. We expect that the agreement will provide us with a sufficient supply of ProstaScint to satisfy our commercial requirements for approximately the next four years, based upon current sales levels. In addition, we believe the agreement will provide sufficient supply of 7E11 required for initial clinical development of our therapeutic program. In October 2004, Laureate was acquired by Safeguard Scientifics, Inc. Laureate has continued to operate as a full service contract manufacturing organization and we have not experienced any disruption in Laureate's performance of its obligations to produce ProstaScint.

     Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to Quadramet. Under the terms of the new agreement, we are obligated to pay at least $4.2 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on two years prior written notice. During the first half of 2005, we incurred $2.1 million of manufacturing costs for Quadramet. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two year prior written notice. We also pay BMSMI a variable amount per month for each Quadramet order placed to cover the costs of customer service. In addition, we expect our Quadramet sales and marketing expenses to increase in 2005.

     Beginning in December 2001, we began to equally share the costs of the joint venture with Progenics. On June 6, 2005, we and Progenics agreed on a work plan and annual budget for the Joint Venture for 2005. In 2005, we and Progenics each expect to provide up to $5.7 million in funding for the development of the PSMA technologies through the Joint Venture. Each member of the joint venture has funded $1.6 million as of June 30, 2005. The joint venture's work plan and budget for 2005 includes funding to be made by the joint venture in accordance with the SGI Agreement with SGI, commencing in June 2005. The joint venture made a $2.0 million technology access payment to SGI, upon execution of the SGI Agreement during June 2005, following a capital contribution by the members. The SGI Agreement requires the joint venture to make maintenance payments during the term of the SGI Agreement, aggregate payments of $15.0 million upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its licensors. In the event that SGI provides materials or services to the joint venture under the SGI Agreement, SGI will receive supply and/or labor cost payments from the joint venture at agreed upon rates. The ability of the joint venture to comply with the terms of the SGI Agreement will depend on agreement by the members regarding work plans and budgets of the joint venture in future years. We and Progenics have not committed to fund the Joint Venture beyond December 31, 2005 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture. Any funding amount in subsequent periods may vary dependent upon, among other things, the results of the clinical trials and research and development activities, competitive and technological developments, and market opportunities. If no agreement is reached with Progenics, we also may have commitments for certain wind down costs under third party agreements with the joint venture.

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

     On May 6, 2005, we entered into a license agreement with The Dow Chemical Company to create a targeted oncology product designed to treat prostate and other cancers. The agreement applies proprietary MeO-DOTA bifunctional chelant technology from Dowpharma to radiolabel our PSMA antibody with a therapeutic radionuclide. Under the agreement, proprietary chelation technology and other capabilities, provided through ChelaMedSM radiopharmaceutical services from Dowpharma, will be used to attach a therapeutic radioisotope to the 7E11 monoclonal antibody utilized in our ProstaScint molecular imaging agent. As a result of the agreement, we are obligated to pay a minimal license fee and aggregate future milestone payments of $1.9 million for each licensed product and royalties based on sales of related products, if any. Unless terminated earlier, the Dow Agreement terminates at the later of (a) the tenth anniversary of the date of first commercial sale for each licensed product or (b) the expiration of the last to expire valid claim that would be infringed by the sale of the licensed product. We may terminate the license agreement with Dow on 90 days written notice.

     We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources, along with the $14 million gross proceeds from the July 2005 financing, should be adequate to fund our operations and commitments at least into mid-2006. We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

ABNORMAL INVENTORY COSTS

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 151 in our fiscal year beginning January 1, 2006. We are currently evaluating the impact of adopting this statement.

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

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations. Our exposure to market risk is principally confined to interest rate sensitivity. Our cash equivalents and short-term investments are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business. As of June 30, 2005, we had $2.3 million of debt outstanding with a fixed interest rate of 7%. We do not have exposure to market risks associated with changes in interest rates, as we have no variable interest rate debt outstanding. However, downward changes in interest rates could expose us to market risk associated with any fixed interest rate debt.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective.

(2) Changes in Internal Control Over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 14, 2005, we held our annual meeting of stockholders to: (i) elect nine directors; (ii) consider and vote upon a proposal to approve an amendment to the Company's Certificate of Incorporation to increase the total authorized shares of common stock, $0.01 par value per share, of the Company from 25,000,000 to 50,000,000; and (iii) transact such other business as may come before the meeting.

     There were represented at the our annual meeting, either in person or by proxy, 14,500,670 shares of our common stock out of a total number of 15,571,688 shares of common stock issued and outstanding and entitled to vote at the meeting.

     The following tables set forth information regarding the number of votes cast for, withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting.

     (i)  Election of Directors:

                                                                                                      Broker Non-
          Nominees                            For                Withheld        Abstentions             Votes
    ----------------------------        ---------------     ----------------   ---------------     -----------------
      John E. Bagalay, Jr.                 12,283,163           2,217,507            N/A                  N/A
      Michael D. Becker                    12,814,980           1,685,690            N/A                  N/A
      Allen Bloom                          12,818,453           1,682,217            N/A                  N/A
      Stephen K. Carter                    12,780,677           1,719,993            N/A                  N/A
      James A. Grigsby                     12,749,748           1,750,922            N/A                  N/A
      Dennis H. Langer                     12,817,960           1,682,710            N/A                  N/A
      Robert F. Hendrickson                12,799,781           1,720,879            N/A                  N/A
      Kevin G. Lokay                       12,818,490           1,682,180            N/A                  N/A
      Joseph A. Mollica                    12,815,962           1,684,708            N/A                  N/A


     (ii) Proposal to approve  an  amendment  to the  Company's  Certificate  of
          Incorporation:


                                                                    Broker Non-
                  For                Against       Abstentions        Votes
          -------------------   ---------------   -------------   -------------
               11,951,000            916,347        1,633,323           0

ITEM 6.  EXHIBITS.

         Exhibit No.      Description
         -----------      -----------

             3.1 Certificate of Amendment to the Restated Certificate of Incorporation dated June 15, 2005. Filed herewith.

            31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

            31.2 Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14
                          (a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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


                                 CYTOGEN CORPORATION





Date: August 9, 2005             By:/s/ Michael D. Becker
                                    ------------------------------------
                                    Michael D. Becker
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 9, 2005             By:/s/ Christopher P. Schnittker
                                    -------------------------------------
                                    Christopher P. Schnittker
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial and Accounting Officer)