Form 10-Q
period 2005-09-30
CYTOGEN CORP
filed 2005-11-15
CIK 725058

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

        |_|    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
               SECURITIES  EXCHANGE  ACT  OF  1934  FOR  THE  TRANSITION  PERIOD
               FROM       TO

                        COMMISSION FILE NUMBER: 000-14879

                               Cytogen Corporation
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                              22-2322400
           --------                              ----------
   (State of Incorporation)         (I.R.S. Employer Identification No.)


       650 College Road East, Suite 3100, Princeton, New Jersey 08540-5308
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                                 (609) 750-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                      |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock, $.01 par value           Outstanding at November 10, 2005:
                                              18,741,488

================================================================================

                               CYTOGEN CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2005

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION............................................   1

     Item 1.  Consolidated Financial Statements (unaudited)...............   1

              Consolidated Balance Sheets as of September 30, 2005
                and December 31, 2004.....................................   2

              Consolidated Statements of Operations for the Three
                Months and Nine Months Ended September 30, 2005 and
                2004......................................................   3

              Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2005 and 2004 ........................   4

              Notes to Consolidated Financial Statements..................   5

     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................   16

     Item 3.  Quantitative and Qualitative Disclosures About Market
                Risk......................................................   32

     Item 4.  Controls and Procedures.....................................   33

PART II. OTHER INFORMATION................................................   35

     Item 2.  Unregistered Sales of Equity Securities and Use of
                Proceeds..................................................   35

     Item 5.  Other Information...........................................   35

     Item 6.  Exhibits....................................................   35

SIGNATURES................................................................   37


     PROSTASCINT(R), QUADRAMET(R) and ONCOSCINT(R) are registered United States trademarks of Cytogen Corporation. All other trade names, trademarks or servicemarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners, and not the property of Cytogen Corporation or any of its subsidiaries.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (All amounts in thousands, except share and per share data)
                                   (Unaudited)


                                                                           SEPTEMBER 30, 2005            DECEMBER 31,
                                                                                                             2004
                                                                           ------------------         -----------------
ASSETS:
Current assets:
     Cash and cash equivalents.......................................       $      23,467              $      13,046
     Short-term investments..........................................                  --                     22,779
     Accounts receivable, net........................................               1,606                      1,406
     Inventories.....................................................               4,542                      3,623
     Prepaid expenses................................................               1,312                      1,242
     Other current assets............................................                 111                        258
                                                                            -------------              -------------
       Total current assets..........................................              31,038                     42,354

Property and equipment, less accumulated depreciation
     and amortization of $887 and $656 at September 30, 2005 and
     December 31, 2004, respectively.................................                 847                        787
QUADRAMET license fee, less accumulated amortization
     of $1,499 and $976 at September 30, 2005 and December 31, 2004,
     respectively....................................................               6,501                      7,024
Other assets.........................................................                 470                        248
                                                                            -------------              -------------
                                                                            $      38,856              $      50,413
                                                                            =============              =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Current portion of long-term liabilities........................       $          18              $       2,296
     Liability related to joint venture..............................                  --                        396
     Accounts payable and accrued liabilities........................               6,163                      7,644
                                                                            -------------              -------------
       Total current liabilities.....................................               6,181                     10,336

Warrant liability....................................................               2,832                         --
Other long-term liabilities..........................................                  33                         47
                                                                            -------------              -------------
      Total liabilities..............................................               9,046                     10,383
                                                                            -------------              -------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 5,400,000 shares
       authorized-Series C Junior Participating Preferred
       Stock, $.01 par value, 200,000 shares authorized,
       none issued and outstanding...................................                  --                         --
     Common stock, $.01 par value, 50,000,000 shares
       authorized, 18,741,488 and 15,489,116 shares issued
       and outstanding at September 30, 2005 and December 31,
       2004, respectively............................................                 188                        155
     Additional paid-in capital......................................             438,082                    426,153
     Unearned compensation...........................................                (774)                        --
     Accumulated other comprehensive income..........................                  47                         --
     Accumulated deficit.............................................            (407,733)                  (386,278)
                                                                            -------------              -------------
       Total stockholders' equity....................................              29,810                     40,030
                                                                            -------------              -------------
                                                                            $      38,856              $      50,413
                                                                            =============              =============

          The accompany notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                   (Unaudited)


                                                                               THREE MONTHS                     NINE MONTHS
                                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                                   ---------------------------------  ------------------------------
                                                                        2005              2004            2005             2004
                                                                    -----------      -------------     -----------     -----------


REVENUES:
   Product revenue:
     QUADRAMET.............................................        $     1,991      $       1,924     $     6,198      $      5,394
     PROSTASCINT...........................................              1,525              1,308           5,348             5,347
     Other.................................................                 --                 --              --                 1
                                                                   -----------      -------------     -----------      ------------
        Total product revenue..............................              3,516              3,232          11,546            10,742

   License and contract revenue............................                 35                 29             155                72
                                                                   -----------      -------------     -----------      ------------

        Total revenues.....................................              3,551              3,261          11,701            10,814
                                                                   -----------      -------------     -----------      ------------

OPERATING EXPENSES:
   Cost of product revenue.................................              2,386              2,188           7,064             6,983
   Selling, general and administrative.....................              6,740              5,343          20,456            14,148
   Research and development................................              1,746                608           3,847             1,953
   Equity in loss of joint venture.........................                677                805           2,879             2,156
                                                                   -----------      -------------     -----------      ------------

        Total operating expenses...........................             11,549              8,944          34,246            25,240
                                                                   -----------      -------------     -----------      ------------

        Operating loss.....................................             (7,998)            (5,683)        (22,545)          (14,426)

INTEREST INCOME............................................                195                133             492               303
INTEREST EXPENSE...........................................                (21)               (46)           (105)             (139)
DECREASE IN VALUE OF WARRANT LIABILITY.....................                703                 --             703                --
                                                                   -----------      -------------     -----------      ------------

NET LOSS                                                           $    (7,121)     $      (5,596)    $   (21,455)     $    (14,262)
                                                                   ===========      =============     ===========      ============

BASIC AND DILUTED NET LOSS PER SHARE.......................        $     (0.40)     $       (0.36)    $     (1.31)     $      (0.99)
                                                                   ===========      =============     ===========      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.................             17,857             15,435          16,326            14,386
                                                                   ===========      =============     ===========      ============


          The accompany notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)


                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                        ---------------------------------------
                                                                               2005                  2004
                                                                        -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $     (21,455)      $    (14,262)
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization.................................               753                760
       Stock-based compensation expenses.............................                78                 15
       Decrease in value of warrant liability........................              (703)                --
       Stock-based milestone payment.................................               500                 --
       Decrease in provision for doubtful accounts...................               (13)                --
       Amortization of premiums/discounts on investments, net........                52                 44
       Deferred rent.................................................                16                 19
       Write down of property and equipment..........................                --                100
       Loss on disposition of assets.................................                --                  3
       Changes in assets and liabilities:
         Receivables.................................................              (187)                61
         Inventories.................................................              (914)              (142)
         Other assets................................................               (98)              (100)
         Liability related to joint venture..........................              (396)                --
         Accounts payable and accrued liabilities....................            (1,497)               437
                                                                          -------------       ------------

       Net cash used in operating activities.........................           (23,864)           (13,065)
                                                                          -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of short-term investments.................................            22,727             12,500
Purchases of short-term investments..................................                --            (23,017)
Purchases of property and equipment..................................              (295)              (463)
                                                                          -------------       ------------

       Net cash provided by (used in) investing activities...........            22,432            (10,980)
                                                                          -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock...............................            10,610             23,999
Proceeds from issuance of warrants...................................             3,535                 --
Payment of long-term liabilities.....................................            (2,292)              (124)
                                                                          -------------       ------------

       Net cash provided by financing activities.....................            11,853             23,875
                                                                          -------------       ------------

Net increase (decrease) in cash and cash equivalents.................            10,421               (170)

Cash and cash equivalents, beginning of period.......................            13,046             13,630
                                                                          -------------       ------------

Cash and cash equivalents, end of period.............................     $      23,467       $     13,460
                                                                          =============       ============

Supplemental disclosure of non-cash information:
Capital lease of equipment...........................................     $          --       $         70
                                                                          =============       ============

Unrealized holding gain on marketable securities.....................     $          47       $         --
                                                                          =============       ============

Supplemental disclosure of cash information:
Cash paid for interest...............................................     $         386       $         99
                                                                          =============       ============

          The accompany notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   THE COMPANY

BACKGROUND

     Founded in 1980, Cytogen Corporation (the "Company" or "Cytogen") of Princeton, NJ is a biopharmaceutical company that acquires, develops and commercializes innovative molecules targeting the sites and stages of cancer progression. The Company's marketed products include QUADRAMET(R) (samarium Sm-153 lexidronam injection) and PROSTASCINT(R) (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States.

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

SHORT-TERM INVESTMENTS

     The Company had no short-term investments at September 30, 2005 compared to $22.8 million at December 31, 2004, which consisted of investments in U.S. government agency notes. The Company had the ability and intent to hold these investments until maturity and therefore had classified the investments as held-to-maturity. Held-to-maturity investments were recorded at amortized cost, adjusted for the accretion of discounts or premiums. Discounts or premiums were accreted into interest income over the life of the related investment using the straight-line method, which approximated the effective yield method. Dividend and interest income were recognized when earned.

INVENTORIES

     The Company's inventories are primarily related to PROSTASCINT. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following (all amounts in thousands):

                                          SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                          ------------------   -----------------

   Raw materials.......................       $     291           $      427
   Work-in-process.....................           3,262                2,345
   Finished goods......................             989                  851
                                              ---------           ----------
                                              $   4,542           $    3,623
                                              =========           ==========

NET LOSS PER SHARE

     Basic net loss per common share is calculated by dividing the Company's net loss by the weighted-average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three and nine month periods ended September 30, 2005 and 2004 because the inclusion of common stock equivalents, which consist of warrants and options to purchase shares of the Company's common stock, would be antidilutive due to the Company's losses.

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

STOCK-BASED COMPENSATION

     The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company records unearned compensation for option grants to employees for the amount, if any, by which the market price per share exceeds the exercise price per share at the measurement date, which is generally the grant date.

     The Company follows the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Had compensation cost for options been recognized in the consolidated statements of operations using the fair value method of accounting, the Company's net loss and net loss per share would have been as follows (all amounts in thousands, except per share data):


                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    -----------------------------    ---------------------------
                                                                       2005             2004             2005           2004
                                                                       ----             ----             ----           ----
   Net loss, as reported...................................         $(7,121)         $(5,596)        $(21,455)       $(14,262)
      Add: Stock-based employee compensation
        expense included in reported net loss .............              65                4               78              15
      Deduct: Total stock-based employee
        compensation expense determined under
        fair value-based method for all awards.............            (525)          (1,088)          (1,653)         (1,662)
                                                                    -------          -------         --------
   Pro forma net loss......................................         $(7,581)         $(6,680)        $(23,030)       $(15,909)
                                                                    =======          =======         ========        ========
   Basic and diluted net loss per
      share, as reported...................................         $ (0.40)         $ (0.36)        $  (1.31)       $  (0.99)
                                                                    =======          =======         ========        ========
   Pro forma basic and diluted net
      loss per share.......................................         $ (0.42)         $ (0.43)        $  (1.41)       $  (1.11)
                                                                    =======          =======         ========        ========


     On June 14, 2005, the Company awarded an aggregate of 168,600 shares of restricted common stock, $0.01 par value per share, to employees of the Company pursuant to the terms of the Company's 2004 Stock Incentive Plan, as long term incentive compensation. Such restricted shares are subject to future vesting over a period of six years, and will be issued upon the satisfaction of such vesting provisions and other terms and conditions related thereto. The Company recorded $868,000 of unearned compensation upon the granting of the restricted stock, which represented the fair market value of Cytogen's common stock on the date of grant. The unearned compensation is being amortized over the six year vesting period. For the three and nine months ended September 30, 2005, the
Company  recorded  a  charge  of  $50,000  and  $58,000,  respectively,  in  the accompanying statements of operations for the amortization of unearned compensation. The Company reversed $36,000 of unearned compensation related to unvested restricted stock upon the termination of certain employees in 2005.

OTHER COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income consisted of an unrealized holding gain or loss on marketable securities. For the three months ended September 30, 2005, the unrealized holding loss on those securities was $3,000 and, as a result, the comprehensive loss for the three months ended September 30, 2005 was $7,124,000. For the nine months ended September 30, 2005, the unrealized holding gain on the securities was $47,000 and, as a result, the comprehensive loss for the nine months ended September 30, 2005 was $21,408,000. There was no other comprehensive income or loss in the three and nine months ended September 30, 2004.

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

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its fiscal year beginning January 1, 2006. Under this new standard, compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. SFAS No. 123(R) eliminates the Company's ability to account for such transactions using the intrinsic method currently used by the Company. SFAS No. 123(R) also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that do not meet certain criteria. Although management has not yet determined the impact of the adoption of this standard, it is expected to have a material effect on the Company's consolidated financial statements.

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

     Cytogen accounts for the Joint Venture using the equity method of accounting. Cytogen has recognized 50% of the Joint Venture's operating results in its consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004. For the three and nine months ended September 30, 2005, Cytogen recognized $677,000 and $2.9 million, respectively, of the Joint Venture's losses, compared to $805,000 and $2.2 million of the Joint Venture's losses in the same periods of 2004.

     On June 6, 2005, Cytogen and Progenics agreed on a work plan and annual budget for the Joint Venture for 2005. In 2005, the Members each expect to provide up to $5.7 million in funding for the development of the PSMA technologies through the Joint Venture. Each Member has contributed capital of $3.5 million to the Joint Venture for the nine months ended September 30, 2005. The report of the independent auditors on the financial statements of the Joint Venture included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2004 filed with the Securities and Exchange Commission, contained an explanatory paragraph which states that the Joint
Venture has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern, and that its financial statements do not include any adjustments that might result from the outcome of that uncertainty. The Members have not committed to fund the Joint Venture beyond December 31, 2005 at this time, except for obligations under existing contractual commitments as of that date. The Joint Venture may incur losses in future years provided an agreement between the Members is reached on research program goals and budgets for periods after 2005 and the Joint Venture's operations are funded.

     As of September 30, 2005, the carrying value of the Company's investment in the Joint Venture was $175,000, which represents the Company's investment in the Joint Venture, less its cumulative share of losses, and is recorded in other assets in the accompanying consolidated balance sheet. At December 31, 2004, Cytogen's cumulative share of losses exceeded its investment in the Joint Venture resulting in a liability to the Joint Venture of $396,000, as recorded in the Liability Related to Joint Venture in the accompanying consolidated balance sheet. Selected financial statement information of the Joint Venture is as follows (all amounts in thousands):

BALANCE SHEET DATA:

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                    2005                  2004
                                                                            ------------------     -------------------
                                 ASSETS:
Cash.....................................................................   $      1,103           $           --
Receivable from Progenics Pharmaceuticals, a related
   party.................................................................             48                       --
Prepaid expenses.........................................................             19                       12
                                                                            ------------------     ------------------
                                                                            $      1,170           $           12
                                                                            ==================     ==================

LIABILITIES AND MEMBERS' EQUITY (DEFICIT):
Accounts payable to Cytogen Corporation, a related party.................   $         65           $            4
Accounts payable to Progenics Pharmaceuticals, Inc.,
     a related party.....................................................             --                      189
Accounts payable and accrued expenses....................................            773                      629
                                                                            ------------------     ------------------
         Total liabilities...............................................            838                      822
                                                                            ------------------     ------------------
Capital contributions....................................................         30,198                   23,298
Deficit accumulated during the development stage.........................        (29,866)                 (24,108)
                                                                            ------------------     ------------------
         Total members' equity (deficit).................................            332                     (810)
                                                                            ------------------     ------------------
         Total liabilities and members' equity (deficit).................   $      1,170           $           12
                                                                            ==================     ==================

INCOME STATEMENT DATA:

                                               THREE                          NINE
                                           MONTHS ENDED                   MONTHS ENDED               FOR THE PERIOD
                                           SEPTEMBER 30,                  SEPTEMBER 30,            FROM JUNE 15, 1999
                                  -----------------------------   -----------------------------      (INCEPTION) TO
                                        2005           2004            2005           2004         SEPTEMBER 30, 2005
                                        ----           ----            ----           ----         ------------------
Interest income...................$          3    $          1    $          6    $          6     $            247
Total expenses....................       1,358           1,611           5,764           4,318               30,113
                                  ------------    ------------    ------------     -----------     ----------------
Net loss..........................$     (1,355)   $     (1,610)   $     (5,758)   $     (4,312)    $        (29,866)
                                  ============    ============    ============    ============     ================

     In June 2005, the Joint Venture entered into a collaboration agreement (the "SGI Agreement") with Seattle Genetics, Inc. ("SGI"). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the "ADC Technology") to the Joint Venture. Under the license, the Joint Venture has the right to use the ADC Technology to link cell-killing drugs to the Joint Venture's monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the SGI Agreement, SGI will also provide technical information to the Joint Venture related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. The Joint Venture may replace PSMA with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the "Licensors"). The Joint Venture is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The Joint Venture may sub-license the ADC Technology to a third-party to manufacture the ADC's for both research and commercial use. The Joint Venture made a $2.0 million technology access payment in the second quarter of 2005 to SGI upon execution of the SGI Agreement and will make additional maintenance payments during the term of the SGI Agreement. In addition, the Joint Venture will make payments aggregating $15.0 million, upon the achievement of certain defined milestones, and will pay royalties to SGI and its Licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to the Joint Venture under the SGI Agreement, SGI will receive supply and/or labor cost payments from the Joint Venture at agreed-upon rates. The Joint Venture's monoclonal antibody project is currently in the pre-clinical phase of research and development. All costs incurred by the Joint Venture under the SGI Agreement during the research and development phase of the project will be expensed in the period incurred. The SGI Agreement terminates at the later of
(a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The Joint Venture may terminate the SGI Agreement upon advance written notice to SGI. SGI may terminate the SGI Agreement if the Joint Venture breaches an SGI in-license that is not cured within a specified time period after written notice. In addition, either party may terminate the SGI Agreement, upon breach by the other party that is not cured within a specified time period, after written notice or in the event of bankruptcy of the other party. The ability of the Joint Venture to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of the Joint Venture in future years.

3.   BRISTOL-MYERS SQUIBB MEDICAL IMAGING, INC.

     Effective January 1, 2004, the Company entered into a new manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI"), whereby BMSMI will manufacture, distribute and provide order processing and customer service for Cytogen relating to QUADRAMET. Under the terms of the agreement, Cytogen is obligated to pay at least $4.2 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or Cytogen on two years prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or Cytogen on two years prior written notice. During each of the three month periods ended September 30, 2005 and 2004, Cytogen incurred $1.1 million of manufacturing costs for QUADRAMET, all of which is included in Cost of Product Revenue. During each of the nine month periods ended September 30, 2005 and 2004, Cytogen incurred $3.2 million of manufacturing costs for QUADRAMET. The Company also pays BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service which is included in Selling, General and Administrative Expenses.

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

4.   LAUREATE PHARMA, L.P.

     In September 2004, the Company entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. Laureate is the sole manufacturer of PROSTASCINT and its underlying antibodies. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, the Company is obligated to pay at least an aggregate of $5.1 million through 2006. Approximately $4.1 million has been incurred under this agreement through September 30, 2005, and is recorded as inventory in the accompanying consolidated balance sheet as of September 30, 2005. Of this amount, approximately $12,000 and $1.8 million were recorded during the three and nine month periods ended September 30, 2005.

5.   THE DOW CHEMICAL COMPANY

     On May 6, 2005, the Company entered into a license agreement with The Dow Chemical Company to create a targeted oncology product designed to treat prostate and other cancers. The agreement applies proprietary MeO-DOTA bifunctional chelant technology from Dow to radiolabel Cytogen's PSMA antibody with a therapeutic radionuclide. Under the agreement, proprietary chelation technology and other capabilities, provided through ChelaMedSM radiopharmaceutical services from Dow, will be used to attach a therapeutic radioisotope to the same murine monoclonal antibody utilized in Cytogen's PROSTASCINT molecular imaging agent which is called 7E11-C5.3 ("7E11"). The 7E11 antibody was excluded from the PSMA technology licensed to the Joint Venture. As a result of the agreement, Cytogen is obligated to pay a minimal license fee and aggregate future milestone payments of $1.9 million for each licensed product and royalties based on sales of related products, if any. Unless terminated earlier, the Dow agreement terminates at the later of (a) the tenth anniversary of the date of first commercial sale for each licensed product or (b) the expiration of the last to expire valid claim that would be infringed by the sale of the licensed product. The Company may terminate the license agreement with Dow on 90 days written notice.

6.   INCREASE IN AUTHORIZED COMMON STOCK

     On June 14, 2005, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the total authorized shares of common stock of the Company from 25,000,000 to 50,000,000 shares.

7.   SALE OF COMMON STOCK AND WARRANTS

     On July 19, 2005, the Company announced that it entered into a Securities Purchase Agreement with certain institutional investors for the sale of 3,104,380 shares of its common stock and 776,096 warrants to purchase shares of its common stock having an exercise price of $6.00 per share, through a registered direct offering. In exchange for $4.50, the purchasers received one share of common stock and warrants to purchase .25 shares of common stock. These warrants are exercisable for ten years, beginning six months after their issuance. The transaction provided net proceeds of approximately $13.9 million to Cytogen. The transaction closed on July 20, 2005 and August 2, 2005.

     The shares of common stock and the shares of common stock underlying the warrants offered by the Company in this transaction will be registered upon issuance under the Company's existing shelf registration statement. The Company is not listing the warrants on an exchange or any trading system and does not expect that a trading market for the warrants will develop. The Company is required to maintain the effectiveness of the registration statement so long as any warrants are outstanding.

     Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, addresses the accounting for equity derivative contracts indexed to, and potentially settled in a company's own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit the issuer to settle in unregistered shares. The Company does not have that ability under the Securities Purchase Agreement and as EITF 00-19 considers the ability to keep a registration statement effective as beyond the Company's control, the warrants cannot be classified as permanent equity and are instead classified as a liability in the accompanying consolidated balance sheet. Upon issuance of the warrants in July and August 2005, the Company recorded the warrant liability at its initial fair value of $3.5 million using a Black-Scholes option-pricing model with the following assumptions:

                                                    July 20, 2005        August 2, 2005     September 30, 2005
                                                    -------------        --------------     ------------------

Dividend yield..............................              0%                   0%                      0%
Expected volatility.........................           105.27%               105.03%                 105.38%
Expected life...............................          10.0 years           10.0 years               9.8 years
Risk-free interest rate.....................            4.25%                 4.41%                   4.40%

     Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants will be reported in the consolidated statements of operations as non-operating income or expense. At September 30, 2005, the fair value of the warrants decreased to $2.8 million resulting in a gain of $703,000 for the three and nine months ended September 30, 2005. There was no warrant liability at December 31, 2004.

8.   PROSTAGEN MILESTONE PAYMENT

     Pursuant to a Stock Exchange Agreement (the "Prostagen Agreement") related to the Company's 1999 acquisition of Prostagen Inc. ("Prostagen"), as amended in May 2002, August 2002, and November 2004, the Company agreed to issue up to an additional $1.5 million worth of Cytogen common stock to the shareholders and debtholders of Prostagen (the "Prostagen Partners"), if certain milestones are achieved in the PSMA development programs. During the second quarter of 2005, the Company recorded a $500,000 charge to Research and Development Expense upon the achievement of a certain milestone related to the PSMA development programs as specified in the Prostagen Agreement. The Company issued 92,799 shares of its common stock in the third quarter of 2005 related to this milestone. The remaining $1.0 million of future milestone payments, if any, will be paid in Cytogen common stock upon the achievement of a certain milestone in the PSMA development programs.

9.   PAYMENT OF ELAN CONVERTIBLE PROMISSORY NOTE

     In August 1998, the Company received $2.0 million from Elan Corporation, plc in exchange for a convertible promissory note. The note bore annual interest of 7%, however, such interest was not payable in cash, but was added to the principal of the note through August 2000; thereafter interest was paid in cash. In August 2005, the Company made a payment of $2.3 million to satisfy its obligations on the promissory note and unpaid accrued interest.

10.  2005 EMPLOYEE STOCK PURCHASE PLAN

     On September 23, 2005, the Board of Directors of the Company adopted the 2005 Employee Stock Purchase Plan (the "2005 ESPP"). The 2005 ESPP, which is effective October 1, 2005, will replace the Company's existing Employee Stock Purchase Plan. Under the 2005 ESPP, eligible employees may elect to purchase shares of Cytogen common stock at 85% of the lower of fair market value as of the first or last trading day of each participation period. Under the 2005 ESPP, officers of the Company who purchase shares may not transfer such shares for a period of 12 months after the purchase date. The Company has reserved 500,000 shares of common stock for future issuance under the 2005 ESPP. The Company intends to submit the 2005 ESPP for consideration by the stockholders of the Company at the Company's Annual Meeting of Stockholders in 2006. The Company will not sell any shares of common stock pursuant to the 2005 ESPP unless such plan is approved by the stockholders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. These forward-looking statements include the impact of SFAS No. 123(R), additional funding and development of the PSMA technologies, growth and market penetration for QUADRAMET and PROSTASCINT, revenues, if any, from our joint venture with Progenics Pharmaceuticals, Inc., increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for QUADRAMET and PROSTASCINT, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Quarterly Report on Form 10-Q that are not historical facts. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Factors that could cause actual results to differ materially, include, market acceptance of our products, the results of our clinical trials, our ability to hire and retain employees, economic and market conditions generally, our receipt of requisite regulatory approvals for our products and product candidates, the continued cooperation of our marketing and other collaborative and strategic partners, our ability to protect our intellectual property, and the other risks identified under the caption "Additional Factors That May Affect Future Results" in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended, and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

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

OVERVIEW

     Founded in 1980, Cytogen Corporation of Princeton, NJ is a biopharmaceutical company that acquires, develops and commercializes innovative molecules targeting the sites and stages of cancer progression. Our marketed products include QUADRAMET (samarium Sm-153 lexidronam injection) and PROSTASCINT (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States. We also have exclusive United States marketing rights to COMBIDEX (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (formerly Code 7228) for oncology applications in the United States. We are also developing therapeutics targeting prostate-specific membrane antigen ("PSMA"), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors. Full prescribing information for our products including warnings, precautions, adverse events and other safety information is available at www.cytogen.com or by calling 800-833-3533.

SIGNIFICANT EVENTS IN 2005

FDA Committee Votes Not to Recommend Approval of Proposed Broad Indication for Combidex

     On March 3, 2005, the FDA's Oncologic Drugs Advisory Committee voted to not recommend approval of the proposed broad indication for COMBIDEX.

Advanced Magnetics Receives Approvable Letter for Combidex

     On March 24, 2005, we announced that Advanced Magnetics, Inc., the developer of COMBIDEX, which is exclusively licensed to Cytogen for marketing in the United States, had informed Cytogen that Advanced Magnetics received an approvable letter from the FDA for COMBIDEX, subject to certain conditions.

Collaboration with The Dow Chemical Company to Develop PSMA Antibody for Treatment of Cancer

     On May 6, 2005, we announced that we had entered into a collaboration with The Dow Chemical Company to create a targeted oncology product designed to treat prostate and other cancers. The agreement applies proprietary MeO-DOTA bifunctional chelant technology from Dow to radiolabel our PSMA antibody with a therapeutic radionuclide. PSMA is a protein highly expressed on the surface of prostate cancer cells and the neovasculature of many solid tumors. Under the agreement, proprietary chelation technology and other capabilities, provided through ChelaMedSM radiopharmaceutical services from Dow, will be used to attach a therapeutic radioisotope to the same murine monoclonal antibody utilized in our PROSTASCINT (capromab pendetide) molecular imaging agent. This antibody, called 7E11-C5.3 ("7E11"), is directed against an intracellular epitope of PSMA. Dow's MeO-DOTA bifunctional chelant will be utilized to attach the beta emitting radionuclide lutetium-177 as a payload to the 7E11 antibody, enabling targeted delivery of this cytotoxic agent. The 7E11 antibody was excluded from the PSMA technology licensed to our PSMA joint venture. We intend to develop the resulting innovative molecule for the treatment of various cancers, but initially in prostate, that express the PSMA marker.

Cytogen and Progenics Approve 2005 Work Plan and Budget for Joint Venture

     On June 6, 2005, we and Progenics Pharmaceuticals, Inc. agreed on a work plan and annual budget for 2005 for our PSMA joint venture.

Sale of Common Stock and Warrants

     On July 19, 2005, we announced that we entered into a securities purchase agreement with certain institutional investors for the sale of 3,104,380 shares of our common stock and 776,096 warrants to purchase shares of our common stock having an exercise price of $6.00 per share, through a registered direct offering. In exchange for $4.50, the purchasers received one share of common stock and warrants to purchase .25 shares of common stock. These warrants are exercisable for ten years, beginning six months after their issuance. The transaction provided net proceeds of approximately $13.9 million to us. The transaction closed on July 20, 2005 and August 2, 2005. There was no placement agent in this transaction.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

REVENUES


                                                                         INCREASE/(DECREASE)
                                                                         -------------------
                                               2005        2004            $           %
                                               ----        ----          ------     ------
                                          (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
QUADRAMET..................................  $ 1,991      $  1,924       $   67       3%
PROSTASCINT................................    1,525         1,308          217      17%
License and Contract.......................       35            29            6      21%
                                             -------      --------       ------
                                             $ 3,551      $  3,261       $  290       9%
                                             =======      ========       ======


     Total revenues for the third quarter of 2005 were $3.6 million compared to $3.3 million for the same period in 2004. Product revenues accounted for 99% of total revenues for each of the third quarters of 2005 and 2004. License and contract revenues accounted for the remainder of revenues.

     QUADRAMET. QUADRAMET sales were $2.0 million for the third quarter of 2005, compared to $1.9 million in the third quarter of 2004. QUADRAMET sales accounted for 57% and 60% of product revenues for the third quarters of 2005 and 2004, respectively. We have the right to market QUADRAMET in North America and Latin America. Currently, we market QUADRAMET only in the United States. We believe that the future growth and market penetration of QUADRAMET is dependent upon, among other things: (i) distinguishing the physical properties of QUADRAMET from first-generation agents within its class; (ii) empowering and marketing to key prescribing audiences; (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma; (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents; and (v) expanding clinical development to demonstrate the potential tumoricidal versus palliative attributes of QUADRAMET. We cannot provide any assurance that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

     PROSTASCINT. PROSTASCINT sales were $1.5 million for the third quarter of 2005, compared to $1.3 million in the third quarter of 2004. PROSTASCINT sales accounted for 43% and 40% of product revenues for the third quarters of 2005 and 2004, respectively. We believe that future growth and market penetration of PROSTASCINT is dependent upon, among other things: (i) improving image quality through fusion technology; (ii) validating the antigen targeted by PROSTASCINT as an independent prognostic factor; (iii) the publication and presentation of outcomes data; (iv) development of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy; and (v) expanding clinical development to demonstrate the potential for PROSTASCINT to monitor response to cytotoxic therapies and image other cancers. We cannot provide any assurance that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

     LICENSE AND CONTRACT REVENUES. License and contract revenues were $35,000 and $29,000 for the third quarters of 2005 and 2004, respectively, and primarily reflects contract revenues for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics. The level of future revenues for the remainder of 2005, if any, for contract services provided to the joint venture may vary and will depend upon the extent of research and development services required by the joint venture.

OPERATING EXPENSES


                                                                                            INCREASE/(DECREASE)
                                                                                          -----------------------
                                                       2005              2004                  $             %
                                                       ----              ----             --------        -------
                                                          (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
    Cost of product revenue......................   $  2,386          $  2,188            $    198            9%
    Selling, general and administrative..........      6,740             5,343               1,397           26%
    Research and development.....................      1,746               608               1,138          187%
    Equity in loss of joint venture..............        677               805                (128)        (16)%
                                                    --------          --------            --------
                                                    $ 11,549          $  8,944            $  2,605           29%
                                                    ========          ========            ========

     Total operating expenses for the third quarter of 2005 were $11.5 million compared to $8.9 million in the same quarter of 2004.

     COST OF PRODUCT REVENUE. Cost of product revenue for the third quarters of 2005 and 2004 were $2.4 million and $2.2 million, respectively, and primarily reflects manufacturing costs for PROSTASCINT and QUADRAMET, royalties on our sales of products and amortization of the up-front payment to Berlex Laboratories to reacquire the marketing rights to QUADRAMET in 2003.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the third quarter of 2005 were $6.7 million compared to $5.3 million in the same period of 2004. The increase from the prior year period is primarily driven by the expanded investment for the commercial support of both QUADRAMET and PROSTASCINT, including the implementation of new marketing initiatives and expansion of our sales force which was substantially completed in January 2005.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 2005 were $1.7 million compared to $608,000 in the same period of 2004. The increase from the prior year period is primarily driven by new clinical development initiatives for both QUADRAMET and PROSTASCINT and the preclinical development costs associated with our radiolabeled therapeutic program to attach the therapeutic radionuclide lutetium-177 as a payload to the 7E11 monoclonal antibody utilized in PROSTASCINT. The increase is partially offset by savings from the closure of our AxCell Biosciences facility in the fourth quarter of 2004. During the third quarter of 2005, we incurred $25,000 in expenses relating to AxCell's operations compared to $113,000 in the same period of 2004. Research projects through academic, governmental and corporate collaborators to be supported and additional applications for the intellectual property and technology at AxCell are being pursued.

     EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics, was $677,000 and $805,000 during the third quarters of 2005 and 2004, respectively. Such amounts represented 50% of the joint venture's operating losses. We equally share ownership and costs of the joint venture with Progenics and account for the joint venture using the equity method of accounting. On June 6, 2005, we and Progenics agreed on a work plan and annual budget for the joint venture for 2005. In 2005, we and Progenics each expect to provide up to $5.7 million in funding for the development of the PSMA technologies through the joint venture. Each member of the joint venture has contributed capital of $3.5 million for the nine months ended September 30, 2005. We and Progenics have not committed to fund the joint venture beyond December 31, 2005 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs of the joint venture, although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture.

     INTEREST INCOME/EXPENSE. Interest income for the third quarter of 2005 was $195,000 compared to $133,000 in the same period of 2004. The increase in 2005 from the prior year period was due primarily to a higher average yield on cash balances in 2005. Interest expense for the third quarter of 2005 was $21,000 compared to $46,000 in the same period in 2004. Interest expense includes interest on outstanding debt which was paid off in August 2005 and finance charges related to various equipment leases that are accounted for as capital leases.

     DECREASE IN WARRANT LIABILITY. In connection with the sale of our common stock and warrants that provided us with net proceeds of approximately $13.9 million in July and August 2005, we recorded the warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended September 30, 2005, we reported a gain of $703,000 related to the decrease in fair value of these warrants from issuance dates.

     NET LOSS. Net loss for the third quarter of 2005 was $7.1 million compared to $5.6 million reported in the third quarter of 2004. The basic and diluted net loss per share for the third quarter of 2005 was $0.40 based on 17.9 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.36 based on 15.4 million weighted average common shares outstanding for the same period in 2004.


NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

REVENUES


                                                                                               INCREASE/(DECREASE)
                                                                                               -------------------
                                                             2005            2004                $              %
                                                             ----            ----             -------         -----
                                                               (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

QUADRAMET............................................      $ 6,198         $  5,394           $ 804             15%
PROSTASCINT..........................................        5,348            5,347               1             --%
NMP22 BLADDERCHEK....................................           --                1              (1)         (100)%
License and Contract.................................          155               72              83            115%
                                                           -------         --------           -----
                                                           $11,701         $ 10,814           $ 887              8%
                                                           =======         ========           =====


     Total revenues for the first nine months of 2005 were $11.7 million compared to $10.8 million for the same period in 2004. Product revenues accounted for 99% of total revenues for the first nine months of each of 2005 and 2004. License and contract revenues accounted for the remainder of revenues.

     QUADRAMET. Cytogen recorded QUADRAMET sales of $6.2 million for the first nine months of 2005 compared to $5.4 million of QUADRAMET sales during the first nine months of 2004. QUADRAMET sales accounted for 54% and 50% of product revenues for such periods, respectively. We have the right to market QUADRAMET in North America and Latin America. Currently, we market QUADRAMET only in the United States. We believe that the future growth and market penetration of QUADRAMET is dependent upon, among other things: (i) distinguishing the physical properties of QUADRAMET from earlier generation agents within its class, (ii) empowering and marketing to key prescribing audiences, (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma, (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents, and (v) expanding clinical development to demonstrate the potential tumoricidal versus palliative attributes of QUADRAMET. We cannot provide any assurance that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

     PROSTASCINT. PROSTASCINT sales for each of the first nine months of 2005 and 2004 were $5.3 million. Sales of PROSTASCINT accounted for 46% and 50% of product revenues for such periods, respectively. We believe that future growth and market penetration of PROSTASCINT is dependent upon, among other things, (i) improving image quality through fusion technology, (ii) validating the antigen targeted by PROSTASCINT as an independent prognostic factor, (iii) the publication and presentation of outcomes data, (iv) development of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy, and (v) expanding clinical development to demonstrate the potential for PROSTASCINT to monitor response to cytotoxic therapies and image other cancers. We cannot provide any assurance that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

     NMP22 BLADDERCHEK. There were no sales of NMP22 BLADDERCHEK during the first nine months of 2005 compared to $1,000 in the same period in 2004. Effective December 31, 2004, we stopped selling NMP22 BLADDERCHEK.

     LICENSE AND CONTRACT REVENUES. License and contract revenues were $155,000 and $72,000 for the first nine months of 2005 and 2004, respectively. During the first nine months of 2005, we recognized $152,000 of contract revenues compared to $47,000 in the first nine months of 2004 for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics. We expect that the level of future revenues for the remainder of 2005, if any, for contract services provided to the joint venture may vary and will depend upon the extent of research and development services required by the joint venture.

OPERATING EXPENSES


                                                                                             INCREASE/(DECREASE)
                                                                                           ----------------------
                                                        2005               2004               $               %
                                                        ----               ----            -------         ------
                                                             (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

    Cost of product revenues.....................     $ 7,064            $ 6,983           $    81            1%
    Selling, general and administrative..........      20,456             14,148             6,308           45%
    Research and development.....................       3,847              1,953             1,894           97%
    Equity in loss of joint venture..............       2,879              2,156               723           34%
                                                      -------            -------           -------
                                                      $34,246            $25,240           $ 9,006           36%
                                                      =======            =======           =======

     Total operating expenses for the first nine months of 2005 were $34.2 million compared to $25.2 million in the same period of 2004.

     COST OF PRODUCT REVENUES. Cost of product revenues for the first nine months of 2005 were $7.1 million compared to $7.0 million in the same period of 2004 and primarily reflects manufacturing costs for PROSTASCINT and QUADRAMET, royalties on our sales of products and amortization of the up-front payment to Berlex Laboratories to reacquire the marketing rights to QUADRAMET in 2003.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first nine months of 2005 were $20.5 million compared to $14.1 million in the same period of 2004. The increase from the prior year period is primarily driven by the expanded investment for the commercial support of both QUADRAMET and PROSTASCINT, including the implementation of new marketing initiatives and expansion of our sales force which was substantially completed in January 2005.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the first nine months of 2005 were $3.8 million compared to $2.0 million in the same period of 2004. The increase from the prior year period is primarily driven by new clinical development initiatives for both QUADRAMET and PROSTASCINT, a $500,000 charge in the second quarter of 2005 for a non-cash milestone payment related to the progress of PSMA development programs and the preclinical development costs associated with our radiolabeled therapeutic program to attach the therapeutic radionuclide lutetium-177 as a payload to the 7E11 monoclonal antibody utilized in PROSTASCINT. The increase is partially offset by savings from the closure of our AxCell Biosciences facility in the fourth quarter of 2004. During the first nine months of 2005 and 2004, we incurred $37,000 and $631,000, respectively, in expenses relating to AxCell's operations.

     EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics, was $2.9 million during the first nine months of 2005 compared to $2.2 million in the same period of 2004 and represented 50% of the joint venture's operating losses. We equally share ownership and costs of the joint venture with Progenics and account for the joint venture using the equity method of accounting. The increase over the prior year period is primarily due to our share of the $2.0 million upfront fee incurred by the joint venture in the second quarter of 2005 to license proprietary antibody-drug conjugate technology from Seattle Genetics, Inc. for use with the joint venture's antibodies targeting PSMA (described below). On June 6, 2005, we and Progenics agreed on a work plan and annual budget for the joint venture for 2005. In 2005, we and Progenics each expect to provide up to $5.7 million in funding for the development of the PSMA technologies through the joint venture. Each member of the joint venture has contributed capital of $3.5 million for the nine months ended September 30, 2005. We and Progenics have not committed to fund the joint venture beyond December 31, 2005 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs of the joint venture, although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture.

     The joint venture's work plan and budget for 2005 includes funding to be made by the joint venture in accordance with a collaboration agreement with Seattle Genetics, Inc. ("SGI"), commencing in June 2005. Under the SGI agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the "ADC Technology") to the joint venture. Under the license, the joint venture has the right to use the ADC Technology to link cell-killing drugs to the joint venture's monoclonal antibodies that targets prostate-specific membrane antigen. During the initial research term of the agreement, SGI will also provide technical information to the joint venture related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. The joint venture may replace PSMA with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties. The joint venture is responsible for research, product development, manufacturing and commercialization of all products under the SGI agreement. The joint venture may sub-license the ADC Technology to a third-party to manufacture the ADC's for both research and commercial use. The joint venture made a $2.0 million technology access payment to SGI, upon execution of the SGI agreement in June 2005, following a capital contribution by the members. The SGI agreement requires the joint venture to make maintenance payments during the term of the SGI agreement, aggregate payments of $15.0 million upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its third party licensors. In the event that SGI provides materials or services to the joint venture under the SGI agreement, SGI will receive supply and/or labor cost payments from the joint venture at agreed upon rates. Unless terminated earlier, the SGI agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The ability of the joint venture to comply with the terms of the SGI agreement will depend on agreement by the members regarding work plans and budgets of the joint venture in future years.

     INTEREST INCOME/EXPENSE. Interest income for the first nine months of 2005 was $492,000 compared to $303,000 in the same period of 2004. The increase in 2005 from the prior year period was due to a higher average yield on cash balances in 2005. Interest expense was $105,000 and $139,000 for the first nine months of 2005 and 2004, respectively. Interest expense includes interest on outstanding debt which was paid off in August 2005 and finance charges related to various equipment leases that are accounted for as capital leases.

     DECREASE IN WARRANT LIABILITY. In connection with the sale of our common stock and warrants that provided us with net proceeds of approximately $13.9 million in July and August 2005, we recorded the warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the nine months ended September 30, 2005, we reported a gain of $703,000 related to the decrease in fair value of these warrants from issuance dates.

     NET LOSS. Net loss for the first nine months of 2005 was $21.5 million compared to $14.3 million reported in the first nine months of 2004. The basic and diluted net loss per share for the first nine months of 2005 was $1.31 based on 16.3 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.99 based on 14.4 million weighted average common shares outstanding for the same period in 2004.

COMMITMENTS

     We have entered into various contractual and commercial commitments. The following table summarizes our obligations with respect to these commitments as of September 30, 2005.


                                                       LESS
                                                       THAN        1 TO 3     4 TO 5       MORE THAN
                                                      1 YEAR       YEARS       YEARS        5 YEARS         TOTAL
                                                     --------    ---------   ---------    ----------     ----------
                                                                      (ALL AMOUNTS IN THOUSANDS)
Capital lease obligations..........................  $    18      $    33     $    --      $     --       $     51
Facility leases....................................      338          366          --            --            704
Research and development and
   other obligations...............................      625          215         151           569          1,560
Manufacturing contracts(1).........................    5,399        4,401          --            --          9,800
Capital contribution to joint venture(2)...........    2,200           --          --            --          2,200
Minimum royalty payments(3)........................    1,131        2,000       2,000         3,083          8,214
                                                     -------      -------     -------      --------       --------

      Total........................................  $ 9,711      $ 7,015     $ 2,151      $  3,652       $ 22,529
                                                     =======      =======     =======      ========       ========


     (1) Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI for QUADRAMET whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of our agreement, we are obligated to pay at least $4.2 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on a two year prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two-year prior written notice. Accordingly, we have not included commitments beyond September 30, 2007.

          Additionally, in September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate shall manufacture PROSTASCINT for us in its Princeton, New Jersey facility. The agreement will terminate, unless earlier terminated pursuant to its terms, upon Laureate's completion of the production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we are obligated to pay at least an aggregate of $5.1 million through 2006, of which approximately $4.1 million was incurred through September 30, 2005. We expect that the agreement will provide us with a sufficient supply of PROSTASCINT to satisfy our commercial requirements for approximately the next four years, based upon current sales levels. In addition, we believe the agreement will provide sufficient supply of 7E11 required for initial clinical development of our therapeutic program.

     (2) On June 6, 2005, we and Progenics agreed on a work plan and annual budget for the joint venture for 2005. In 2005, we have each funded $3.5 million for the nine months ended September 30, 2005. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture, although we cannot be sure that any further agreements between us and Progenics will be reached regarding the joint venture. The joint venture's work plan and budget for 2005 includes funding to be made by the joint venture in accordance with the agreement with SGI, commencing in June 2005. The joint venture made a $2.0 million technology access payment to SGI, upon execution of the SGI agreement during June 2005, following a capital contribution by the members. The SGI agreement requires the joint venture to make maintenance payments during the term of the SGI agreement, aggregate payments of $15.0 million upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its licensors. In the event that SGI provides materials or services to the joint venture under the SGI agreement, SGI will receive supply and/or labor cost payments from the joint venture at agreed upon rates. The ability of the joint venture to comply with the terms of the SGI agreement will depend on agreement by the members regarding work plans and budgets of the joint venture in future years.

     (3) We acquired an exclusive license from The Dow Chemical Company for QUADRAMET for the treatment of osteoblastic bone metastases in certain territories. The agreement requires us to pay Dow royalties based on a percentage of net sales of QUADRAMET, or a guaranteed contractual minimum payment, whichever is greater, and future payments upon achievement of certain milestones. Future annual minimum royalties due to Dow are $1.0 million per year in 2005 through 2012 and $833,000 in 2013.

     In addition to the above, we are obligated to make certain royalty payments based on sales of the related product and certain milestone payments if our collaborative partners achieve specific development milestones or commercial milestones.

LIQUIDITY AND CAPITAL RESOURCES

CONDENSED STATEMENT OF CASH FLOWS:
                                                          SEPTEMBER 30, 2005
                                                      --------------------------
                                                      (ALL AMOUNTS IN THOUSANDS)
     Net loss.........................................       $ (21,455)
     Adjustments to reconcile net loss to net
       cash used in operating activities..............          (2,409)
                                                             ---------
     Net cash used in operating activities............         (23,864)
     Net cash provided by investing activities........          22,432
     Net cash provided by financing activities........          11,853
                                                             ---------
     Net increase in cash and cash equivalents........       $  10,421
                                                             =========

OVERVIEW

     Our cash and cash equivalents were $23.5 million as of September 30, 2005, compared to $13.0 million as of December 31, 2004. As of September 30, 2005, our total cash, cash equivalents and short-term investments was $23.5 million compared to $35.8 million as of December 31, 2004. The decrease in cash, cash equivalents and short term investments from the December 31, 2004 balance was primarily due to the payment of $2.3 million to Elan Corporation, plc to satisfy our obligations for a promissory note that matured in August 2005, the build-up of PROSTASCINT inventory and to increased operating expenditures in 2005, including costs to promote and support our oncology products and to expand our internal sales force, new clinical development initiatives for both QUADRAMET and PROSTASCINT, pre-clinical development programs associated with the 7E11 antibody and funding for the PSMA Development Company joint venture, partially offset by the net proceeds of $13.9 million we received in the offering of common stock and warrants to purchase common stock in August 2005. During the first nine months of 2005 and 2004, net cash used for operating activities was $23.9 million and $13.1 million, respectively.

     Historically, our primary sources of cash have been proceeds from the issuance and sale of our stock through public offerings and private placements, product related revenues, revenues from contract research services, fees earned under license agreements, and interest earned on cash and short-term investments.

     On July 19, 2005, we announced that we entered into a securities purchase agreement with certain institutional investors for the sale of 3,104,380 shares of its common stock and 776,096 warrants to purchase shares of its common stock having an exercise price of $6.00 per share,  through a  registered  direct  offering.  In  exchange  for  $4.50,  the purchasers received one share of common stock and warrants to purchase .25 shares of common stock. These warrants are exercisable for ten years, beginning six months after their issuance. The transaction provided net proceeds of approximately $13.9 million to us. The transaction closed on July 20, 2005 and August 2, 2005. There was no placement agent in this transaction. The shares of common stock and the shares of common stock underlying the warrants offered by us in this transaction will be registered upon issuance under our existing shelf registration statement (referred to below). We are required to maintain the effectiveness of the registration statement as long as the warrants are outstanding. As a result, we classified these warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired. At September 30, 2005, the fair value of the warrants was $2.8 million. We are not listing the warrants on an exchange or any trading system and do not expect that a trading market for the warrants will develop. On November 5, 2004, we filed a registration statement (File No. 333-120262) on Form S-3 with the Securities and Exchange Commission relating to the public offering pursuant to Rule 415 under the Securities Act of 1933, of up to an aggregate of $70 million of debt securities, common stock, preferred stock, warrants and units of the Company. The SEC declared such registration statement effective on November 14, 2004.

     Our primary financial objectives are to meet our capital and operating requirements through revenues from existing products and licensing arrangements. To achieve these objectives, we may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by us in either cash or stock in addition to the costs associated with developing and marketing a product or technology. However, we believe that, if successful, such strategies may increase long-term revenues. There can be no assurance as to the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses, if ever. To fund these strategic and operating activities, we may sell equity, debt or other securities as market conditions permit or enter into credit facilities.

OTHER LIQUIDITY EVENTS

     In September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate is manufacturing PROSTASCINT for us in its Princeton, New Jersey facility. Our agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the production campaign and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we are obligated to pay at least an aggregate of $5.1 million through 2006. Approximately $4.1 million has been incurred under this agreement through September 30, 2005, and is recorded as inventory in the accompanying balance sheet as of September 30, 2005. Of this amount, approximately $1.8 million was recorded during the first nine months of 2005. We expect that the agreement will provide us with a sufficient supply of PROSTASCINT to satisfy our commercial requirements for approximately the next four years, based upon current sales levels. In addition, we believe the agreement will provide sufficient supply of 7E11 required for initial clinical development of our therapeutic program. In October 2004, Laureate was acquired by Safeguard Scientifics, Inc. Laureate has continued to operate as a full service contract manufacturing organization and we have not experienced any disruption in Laureate's performance of its obligations to produce PROSTASCINT.

     Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of the agreement, we are obligated to pay at least $4.2 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on two years prior written notice. During the first nine months of 2005, we incurred $3.2 million of manufacturing costs for QUADRAMET. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two year prior written notice. We also pay BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service. In addition, we expect our QUADRAMET sales and marketing expenses to increase in 2005.

     Beginning in December 2001, we began to equally share the costs of the joint venture with Progenics. On June 6, 2005, we and Progenics agreed on a work plan and annual budget for the Joint Venture for 2005. In 2005, we and Progenics each expect to provide up to $5.7 million in funding for the development of the PSMA technologies through the Joint Venture. Each member of the joint venture has contributed capital of $3.5 million for the nine months ended September 30, 2005. The joint venture's work plan and budget for 2005 includes funding to be made by the joint venture in accordance with the agreement with SGI, commencing in June 2005. The joint venture made a $2.0 million technology access payment to SGI, upon execution of the SGI agreement during June 2005, following a capital contribution by the members. The SGI agreement requires the joint venture to make maintenance payments during the term of the SGI agreement, aggregate payments of $15.0 million upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its licensors. In the event that SGI provides materials or services to the joint venture under the SGI agreement, SGI will receive supply and/or labor cost payments from the joint venture at agreed upon rates. The ability of the joint venture to comply with the terms of the SGI agreement will depend on agreement by the members regarding work plans and budgets of the joint venture in future years. We and Progenics have not committed to fund the Joint Venture beyond December 31, 2005 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture. Any funding amount in subsequent periods may vary dependent upon, among other things, the results of the clinical trials and research and development activities, competitive and technological developments, and market opportunities. If no agreement is reached with Progenics, we also may have commitments for certain wind down costs under third party agreements with the joint venture.

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

     On May 6, 2005, we entered into a license agreement with The Dow Chemical Company to create a targeted oncology product designed to treat prostate and other cancers. The agreement applies proprietary MeO-DOTA bifunctional chelant technology from Dow to radiolabel our PSMA antibody with a therapeutic radionuclide. Under the agreement, proprietary chelation technology and other capabilities, provided through ChelaMedSM radiopharmaceutical services from Dow, will be used to attach a therapeutic radioisotope to the 7E11 monoclonal antibody utilized in our PROSTASCINT molecular imaging agent. As a result of the agreement, we are obligated to pay a minimal license fee and aggregate future milestone payments of $1.9 million for each licensed product and royalties based on sales of related products, if any. Unless terminated earlier, the Dow agreement terminates at the later of (a) the tenth anniversary of the date of first commercial sale for each licensed product or (b) the expiration of the last to expire valid claim that would be infringed by the sale of the licensed product. We may terminate the license agreement with Dow on 90 days written notice.

     In August 1998, we received $2.0 million from Elan Corporation, plc in exchange for a convertible promissory note. The note bore annual interest of 7%, however, such interest was not payable in cash, but was added to the principal of the note through August 2000; thereafter interest was paid in cash. In August 2005, we made a payment of $2.3 million to satisfy its obligations on the promissory note and unpaid accrued interest.

     We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources, should be adequate to fund our operations and commitments at least into mid-2006. We cannot assure you that our business or operations will not change in a manner that would consume available resources more or less rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

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

REVENUE RECOGNITION

     Product revenues include product sales by us to our customers. Product sales are recognized when the customer takes ownership of the products and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Product returns are accepted under limited circumstances and are estimated based upon historical experience. We may provide rebates and volume discounts to our customers from time to time. Such rebates and discounts are recorded as a reduction of product sales when earned by the customer.

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

WARRANT LIABILITY

     Emerging Issues Task Force (EITF) No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock addresses accounting for equity derivative contracts indexed to, and potentially settled in a company's own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit the issuer to settle in unregistered shares. EITF 00-19 considers the ability to keep a registration statement effective as beyond the Company's control and warrants that cannot be classified as permanent equity are instead classified as a liability in the accompanying consolidated balance sheet.

     Equity derivatives not qualifying for permanent equity accounting are recorded at their fair value using a Black-Scholes option-pricing model and are remeasured at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants will be reported in the consolidated statements of operations as non-operating income or expense. The fair value of the warrants as calculated using a Black-Scholes option-pricing model is subject to significant fluctuation based on changes in the Company's stock price, expected volatility, expected life, the risk-free interest rate and dividend yield.

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

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS No. 123(R) in our fiscal year beginning January 1, 2006. Under the new standard, compensation cost will be measured based on the fair value of the instrument on the grant date and will be recognized over the vesting period. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. SFAS No. 123(R) eliminates our ability to account for such transactions using the intrinsic method currently used by us. SFAS No. 123(R) also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that do not meet certain criteria. Although management has not yet determined the impact of the adoption of this standard, it is expected to have a material effect on our consolidated financial statements.

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

     We are exposed to certain risks arising from changes in the price of our common stock, primarily due to potential effect of changes in fair value of the warrant liability related to the warrants issued in July and August 2005. The warrant liability is measured at fair value using a Black-Scholes option-pricing model at each reporting date and is subject to significant increases or decreases in value and a corresponding loss or gain in the statement of operations due to the effects of changes in the price of common stock at period end and the related calculation of volatility.

ITEM 4.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the preparation of our consolidated financial statements for the quarter ended September 30, 2005, we determined that we did not recognize a warrant liability and a decrease in the value of the warrant liability related to warrants issued by us in connection with our sale of common stock in July and August 2005. We also have determined that an internal control deficiency existed.

     Management has determined that the internal control deficiency that resulted in the aforementioned accounting error is a material weakness, as defined by the Public Company Accounting Oversight Board's Auditing Standard No.
2. We have determined that the material weakness was that insufficient technical accounting expertise existed within our accounting function to resolve non-routine or complex accounting matters that occurred in connection with the determination of the proper accounting treatment of the financial instrument relating to the warrants issued by the Company in July and August 2005. The Public Company Accounting

Oversight Board has defined a material weakness as "a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected." Management has reviewed the internal control deficiency with our Audit and Finance Committee, has discussed it with our independent registered public accounting firm, KPMG LLP, and has advised our Audit and Finance Committee that the deficiency is a material weakness in our internal control over financial reporting.

     Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2005, our disclosure controls and procedures were not effective because of the deficiency discussed above.

     However, we are actively seeking to remedy this deficiency. This process is ongoing, and includes the following:

     We are actively reinforcing the technical training of certain staff members of our finance organization. We also engaged a consulting firm in October 2005 with the requisite experience and knowledge to advise the Company's management, and will use the services of that firm extensively in connection with complex accounting matters. To date, we have not expended any material costs, nor do we estimate that we will expend any material costs associated with implementing our remediation plan and engaging the accounting consultancy firm we hired to assist us in our technical accounting requirements. The accounting consultancy firm does not have any relationship with our current independent auditors.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On July 19, 2005, we announced that we entered into a Securities Purchase Agreement with certain institutional investors for the sale of 3,104,380 shares of our common stock and 776,096 warrants to purchase shares of our common stock having an exercise price of $6.00 per share, through a registered direct offering. In exchange for $4.50, the purchasers received one share of common stock and warrants to purchase .25 shares of common stock. These warrants are exercisable for ten years, beginning six months after their issuance. The transaction provided net proceeds of approximately $13.9 million to us. The transaction closed on July 20, 2005 and August 2, 2005. Although the shares of common stock and the shares of common stock underlying the warrants were registered under our existing shelf registration statement, the warrants themselves were not registered. We are required to maintain the effectiveness of the registration statement so long as any warrants are outstanding. We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing warrants were exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 5.  OTHER INFORMATION.

     On September 26, 2005, we announced that Thomas S. Lytle has decided to retire from his position as Senior Vice President of Sales and Marketing of Cytogen effective October 31, 2005. Mr. Lytle will become a consultant to Cytogen, focusing on expanding our relationships with key physicians and customers and developing new models to improve patient access to our oncology products.

ITEM 6.  EXHIBITS.

         Exhibit No.        Description
         -----------        -----------

            10.1 Form of Securities Purchase Agreement by and among the Company and the Purchasers dated July 19, 2005. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference.

            10.2 Form of Common Stock Purchase Warrant issued by the Company in favor of each Purchaser dated July 19, 2005. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference.

            10.3 Cytogen Corporation 2005 Employee Stock Purchase Plan. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on September 27, 2005, and incorporated herein by reference.

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


                                 CYTOGEN CORPORATION





Date: November 14, 2005          By:/s/ Michael D. Becker
                                    --------------------------------------------
                                    Michael D. Becker
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 14, 2005          By:/s/ Christopher P. Schnittker
                                    --------------------------------------------
                                    Christopher P. Schnittker
                                    Senior Vice President and
                                       Chief Financial Officer
                                    (Principal Financial and Accounting Officer)