Form 10-K
period 2005-12-31
CYTOGEN CORP
filed 2006-03-16
CIK 725058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer  ☐                Accelerated Filer  ☒                Non- Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting shares of Common Stock held by non-affiliates of the registrant on June 30, 2005, based on $5.23 per share, the last reported sale price on the NASDAQ National Market on that date, was $72,623,393.

The number of shares of Common Stock, $.01 par value, of the registrant outstanding as of March 1, 2006 was 22,473,762 shares.

The following documents are incorporated by reference into this Annual Report on Form 10-K: Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

(i)

	13.	Certain Relationships and Related Transactions	74

	14.	Principal Accountant Fees and Services	74

PART IV	15.	Exhibits and Financial Statement Schedules	75

SIGNATURES			83

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS			F-1

(ii)

PART I

Item 1.	Business

OVERVIEW

Founded in 1980, Cytogen Corporation of Princeton, NJ is a biopharmaceutical company dedicated to improving the lives of patients with cancer by acquiring, developing and commercializing innovative molecules targeting the sites and stages of cancer progression. Our marketed products include QUADRAMET® (samarium Sm-153 lexidronam injection) and PROSTASCINT® (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States. We also have exclusive United States marketing rights to COMBIDEX® (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (formerly Code 7228) for oncology applications in the United States. We are also developing therapeutics targeting prostate-specific membrane antigen (“PSMA”), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors.

In February 2006, we executed a binding letter of intent with Savient Pharmaceuticals, Inc. to negotiate a definitive agreement granting us exclusive marketing rights for SOLTAMOX™ (tamoxifen citrate) in the United States. SOLTAMOX is an oral liquid hormonal therapy approved for marketing in the United States. Consummation of the transaction is subject to a number of conditions, including satisfactory completion of due diligence by us and negotiation and execution of definitive licensing and supply agreements.

Our proprietary and licensed products, product candidates and technologies are as follows:

Marketed Products:

Product	Description	Status
QUADRAMET (samarium Sm-153 lexidronam injection)	Targeted oncology product indicated for the relief of pain due to metastatic bone disease arising from prostate, breast, multiple myeloma and other types of cancer

Developed by Cytogen based upon technology licensed from The Dow Chemical Company

Marketed in the United States by Cytogen as of August 1, 2003, and previously by Berlex Laboratories from May 1999 until July 2003

PROSTASCINT (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide	The first and only commercial monoclonal antibody-based agent targeting prostate-specific membrane antigen (PSMA) to image the extent and spread of prostate cancer	Developed and marketed by Cytogen in the United States

Product Candidates and Pipeline:

Product	Description	Status

SOLTAMOX	The first oral liquid hormonal therapy for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ or with high risk of breast cancer	Developed by Savient Pharmaceuticals, Inc. Letter of intent executed for exclusive license to Cytogen for marketing in the United States

Product	Description	Status
COMBIDEX (ferumoxtran-10)	Investigational functional molecular imaging agent consisting of iron oxide nanoparticles used in conjunction with magnetic resonance imaging to aid in the differentiation of cancerous from normal lymph nodes

Developed by Advanced Magnetics, Inc. and exclusively licensed by Cytogen for marketing in the United States

Under review by FDA

Received an approvable letter in June 2000; On March 3, 2005, FDA advisory committee voted to not recommend approval of proposed broad indication; Received an approvable letter on March 24, 2005, subject to certain conditions

Therapeutic 7E11-C5 monoclonal antibody	Targeted oncology product in which proprietary MeO-DOTA bifunctional chelant technology will be used to radiolabel Cytogen’s PSMA targeting 7E11-C5 antibody with Lu-177	Phase I Developed by Cytogen using bifunctional chelant technology licensed from The Dow Chemical Company

rs-PSMA protein vaccine	An in vivo vaccine consisting of recombinant soluble PSMA combined with an immune stimulant to induce an immune response	Phase I trial completed*

PSMA viral vector vaccine	An in vivo vaccine that utilizes viral vectors designed to deliver the PSMA gene to immune system cells in order to generate potent and specific immune response	Preclinical*

PSMA monoclonal antibodies	Novel fully-human monoclonal antibodies that bind to the three-dimensional structure of PSMA as presented on cancer cells, initially being pursued for toxin-linked approaches	Preclinical*

*	Jointly developed with Progenics Pharmaceuticals, Inc. via our joint venture, PSMA Development Company LLC

We market QUADRAMET and PROSTASCINT in the United States through our staff of in-house specialty sales, technical and marketing representatives, directly to medical oncologists, radiation oncologists, nuclear medicine physicians, radiologists and urologists.

We were incorporated in Delaware on March 3, 1980 under the name Hybridex, Inc. and changed our name to Cytogen Corporation on April 1, 1980. Our executive offices are located at 650 College Road East, Suite 3100, Princeton, New Jersey, 08540 and our telephone number is 609-750-8200.

QUADRAMET®, PROSTASCINT® and ONCOSCINT® are registered United States trademarks of Cytogen Corporation. All other trade names, trademarks or servicemarks appearing in this Annual Report on Form 10-K are the property of their respective owners, and not the property of Cytogen Corporation or any of our subsidiaries.

We also maintain a website at www.cytogen.com, which is not a part of this Annual Report on Form 10-K. References to our website in this Annual Report on Form 10-K are intended as an inactive textual reference only. We provide an internet link on our website to the documents that we file with the Securities and Exchange Commission’s website, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act. These documents are posted as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Alternatively, we will provide electronic or paper copies of our filings free of charge upon request.

MARKETED PRODUCTS AND PRODUCT CANDIDATES PENDING APPROVAL

THERAPEUTICS

QUADRAMET

Overview

QUADRAMET is an oncology product that pairs the targeting ability of a small molecule, bone-seeking phosphonate (EDTMP) with the therapeutic potential of radiation (samarium Sm-153). QUADRAMET is prescribed as a pain therapy for patients when cancer has spread to the bone. The skeleton is one of the most common organs to be affected by metastatic cancer. Skeletal invasion by prostate, breast, multiple myeloma, and other cancers often creates an imbalance between the normal process of bone destruction and formation. QUADRAMET selectively targets such sites of imbalance, thereby delivering radioactivity directly to areas of the skeleton that have been invaded by metastatic tumor.

QUADRAMET has demonstrated a range of characteristics that may be advantageous for the treatment of pain arising from metastatic bone disease. In clinical trials, QUADRAMET demonstrated significant reductions in pain scores compared with placebo. Patients may experience pain relief within the first week lasting a median of 16 weeks, with maximal relief generally occurring at three to four weeks after injection. Patients who experience a reduction in pain may be encouraged to decrease their use of opioid analgesics.

QUADRAMET is indicated for the relief of pain in patients with confirmed osteoblastic metastatic bone lesions that enhance on a radionuclide bone scan.

Further Clinical Development Related to QUADRAMET

We believe the unique combination of nuclear, chemical, and biologic properties that QUADRAMET possesses makes it an attractive candidate for the addition of a skeletal targeted therapeutic component to a number of systemic therapies currently utilized in the treatment of patients with cancers originating in, or metastasizing to, bone. We believe that future QUADRAMET growth is, in part, dependent upon:

•	distinguishing the physical properties of QUADRAMET from earlier generation agents within its class;

•	empowering and marketing to key prescribing audiences;

•	broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma;

•	evaluating the role of QUADRAMET in contemporary oncology settings with other commonly used therapeutics, including chemotherapeutics, bisphosphonates, and others; and

•	expanding clinical development to demonstrate the potential tumoricidal versus palliative attributes of QUADRAMET.

Our products, including QUADRAMET, are subject to significant regulation by governmental agencies, including the FDA, as is more fully described under the section entitled “Government Regulation” herein. We cannot assure you that we will be able to complete any of our market expansion strategies set forth above.

The following studies are designed to evaluate QUADRAMET’s potential role as a cancer therapeutic through various synergistic combinations:

Multiple Myeloma:

•	A Phase I/II study at the Mayo Clinic in Rochester, Minnesota is evaluating the potential benefits of QUADRAMET in combination with bortezomib (VELCADE®, Millenium Pharmaceuticals, Inc.) for the treatment of multiple myeloma. The first patient was dosed in November 2005.

•	A Phase I study at various sites is evaluating the potential benefits of QUADRAMET in combination with bortezomib for the treatment of multiple myeloma. The first patient was dosed in December 2005.

•	A Phase I study at the Mayo Clinic in Rochester, Minnesota is evaluating the use of QUADRAMET in combination with bisphosphonates for the treatment of pain associated with metastatic bone disease in patients with recurrent or refractory multiple myeloma. The escalating dose clinical study will evaluate both the safety profile and effects on painful symptoms and analgesic use. In addition, preliminary information regarding the effect of QUADRAMET on the underlying disease will be determined by monitoring levels of M-protein, a marker for multiple myeloma activity. The first patient was dosed in June 2005.

Osteosarcoma:

•	Two Phase I/II studies at Johns Hopkins Kimmel Cancer Center in Baltimore are evaluating the use of QUADRAMET in the adjuvant treatment of moderate and high-risk osteogenic sarcoma. The moderate risk study is investigating the maximum dose of QUADRAMET in this clinical setting that will result in marrow recovery in a time frame that does not significantly delay further treatment. The high risk study is investigating the use of both an adjuvant dose as well as a subsequent high dose in which patients may receive a stem cell transplant to help overcome the toxicities related to irradiation of the bone marrow.

•	Additional studies are currently under development to evaluate the use of QUADRAMET in combination with cytotoxic therapy for the treatment of osteogenic sarcoma.

Breast Cancer:

•	Multi-site Phased I/II studies are currently under development to evaluate the use of QUADRAMET in combination with both cytotoxic and hormonal therapies for the treatment of breast cancer.

Prostate Cancer:

•	A Phase II study by independent investigators at Umea University in Sweden was recently completed to evaluate the potential benefits of treatments of QUADRAMET in combination with monthly dosing of docetaxel for the treatment of metastatic bone disease arising from prostate cancer. The clinical study evaluated the safety profile and preliminary incidence and duration of the clinical benefits. Results of the study were reported at the 2006 Prostate Cancer Symposium.

•	A Phase II study by independent investigators at Institut Gustave Roussy and Institut Curie in France is ongoing to evaluate the potential benefits of a maintenance regimen consisting of QUADRAMET in combination with weekly dosing of docetaxel following induction therapy with monthly dosing of docetaxel for the treatment of metastatic bone disease arising from prostate cancer. The primary endpoint of this study is progression-free survival. Preliminary results of the study were reported at the 2006 Prostate Cancer Symposium.

•	A Phase I/II study at the Memorial Sloan-Kettering Cancer Center in New York is evaluating the potential benefits of treatments of QUADRAMET in combination with monthly dosing of docetaxel for the treatment of metastatic bone disease arising from prostate cancer. The clinical study will evaluate the safety profile and preliminary incidence and duration of the clinical benefits. The first patient was dosed in July 2005.

•	A Phase I/II study at The University of Texas M. D. Anderson Cancer Center in Houston is evaluating the potential benefits of treatments including multiple doses of QUADRAMET in combination with weekly dosing of docetaxel in patients whose cancer has progressed after receiving hormonal therapy. The clinical study will evaluate the safety profile and preliminary incidence and duration of the clinical benefits. The first patient was dosed in November 2004.

•	A Phase I study at Johns Hopkins Kimmel Cancer Center in Baltimore is investigating the use of QUADRAMET in combination with monthly dosing of docetaxel for the treatment of metastatic bone disease arising from prostate cancer. The clinical study will evaluate the safety profile and preliminary incidence and duration of the clinical benefits of novel escalating dose and administration schedules of docetaxel in combination with multiple doses of QUADRAMET in hormone refractory prostate cancer patients. The first patient was dosed in May 2005.

•	A Phase I study at Northwestern University in Illinois is investigating the use of QUADRAMET and paclitaxel (Taxol®, Bristol-Myers Squibb Company) in hormone refractory prostate cancer patients was recently completed. The study utilized escalating single doses of QUADRAMET in combination with paclitaxel and estramustine phosphate sodium in order to evaluate the dose level at which dose limiting toxicity is obtained. Preliminary results from the study were presented at the 2004 American Society of Clinical Oncology (ASCO) Annual Meeting.

•	A Phase I study at Thomas Jefferson University in Philadelphia is investigating escalating single doses of QUADRAMET combined with ongoing hormonal therapy prior to external beam radiation therapy in men with high risk clinically localized prostate cancer. The objectives of this study are to assess the safety of QUADRAMET and determine the maximum tolerated dose of QUADRAMET in this clinical setting. The goal of this type of therapy is to prevent or delay the progression of metastatic disease in bone.

•	Two Phase I/II studies at the University of Maryland in Baltimore are evaluating the potential benefits of combination treatments including QUADRAMET and zoledronic acid (Zometa®, Novartis AG) in patients with advanced prostate cancer. One study involves patients who are chemotherapy naïve while the other involves patients who have previously received chemotherapy.

In addition to these clinical studies, in November 2004 we also announced the initiation of our National Bone Pain Registry for QUADRAMET. Data regarding both the use of QUADRAMET and best practices in bone pain management will be collected from approximately 185 patients. Results of this initiative are expected to be presented following analysis of the data in 2006.

During 2005, we reported that clinical investigators from cancer research centers around the world presented new clinical data regarding QUADRAMET as follows:

•	Researchers from the Mayo Clinic reported data from studies involving the use of QUADRAMET both as a monotherapy and in combination with bortezomib (VELCADE®, Millennium Pharmaceuticals, Inc.), a proteasome inhibitor for the treatment of multiple myeloma. In this preclinical study, QUADRAMET demonstrated broad and synergistic activity when administered in combination with bortezomib in a murine myeloma model. This anticancer activity was characterized by significantly prolonged median survival, rapidly reduced clonogenicity of bone-marrow resident 5TGM1 cells, slowed elevation of serum myeloma-associated paraprotein levels, and longer term preservation of bone mineral density. Results from the preclinical study were reported at the 2005 American Society of Hematology (ASH) Annual Meeting and subsequently published as a First Edition Paper in the peer-reviewed journal Blood (2005-09-3870).

•

Clinical investigators reported data from studies involving the use of QUADRAMET in combination with gemcitabine (Gemzar®, Eli Lilly), a nucleoside analog which is known to be a radiation sensitizer. The majority of patients with advanced stage disease who were treated with this combination regimen demonstrated an improvement on imaging studies. The study was conducted by independent investigators who evaluated the use of high dose QUADRAMET in conjunction with gemcitabine for the treatment of osteosarcoma. The lead investigator was Peter Anderson, M.D., Ph.D., a Pediatric Oncologist who performed the work at the Mayo Clinic and is now at The University of Texas MD Anderson Cancer Center. Results from the study were reported at the 2005 ASCO Annual Meeting and subsequently published in the peer-reviewed journal Clinical Cancer Research (Volume 11(19): pages 6895-6900).

•	Independent clinical investigators reported data from a phase II study of QUADRAMET in combination with docetaxel (Taxotere®, Aventis Pharmaceuticals, a member of the sanofi-aventis Group) for the treatment of patients with hormone refractory prostate cancer. The phase II study was designed to evaluate the toxicity and efficacy of QUADRAMET in combination with docetaxel in 29 patients with progressive hormone refractory prostate cancer. Mean PSA level at baseline was 838 ng/mL (range 15 to 2330 ng/mL). Docetaxel was administered as a 30-minute infusion at a dose of 30 mg/m2 weekly for 5 weeks. Eighteen to twenty-four hours prior to the fourth administration of docetaxel, the approved palliative dose of QUADRAMET (1 mCi/kg) was injected. Patients received a second cycle of the combination regimen at PSA and/or clinical progression. According to the results of the study, within 12 weeks after start of the first cycle, PSA declines greater than 50% and 75% were seen in 34% and 21% of the patients, respectively. The time from start of the regimen until PSA declines greater than 50% and 75% was 38 and 34 days, respectively. PSA progression was seen in 69% of the patients, with a median time to PSA progression of 126 days. Following the first cycle of therapy, grade 3 or 4 neutropenia was seen in four patients at week three and six, respectively, after QUADRAMET administration. One patient had grade 2 thrombocytopenia five weeks after QUADRAMET and there were no occurrences of grade 3 or 4 toxicity. 17 patients opted to receive the second cycle of treatment, with a median interval between the beginning of the first and second treatment cycles of six months. The mean PSA level for these patients was 880 ng/mL (range 23 to 4773 ng/mL). After the second cycle, PSA declines greater than 50% and 75% were seen in 18% and 6% of patients. The time from start of the second cycle until PSA declines greater than 50% and 75% was 40 and 34 days, respectively. PSA progression was seen in 65% of the patients, with a median time to PSA progression of 151 days. The incidence of grade 3 or 4 hematological toxicity was only slightly increased after the second cycle. The results were presented at the 12th Annual Prostate Cancer Foundation Scientific Retreat held in Phoenix, AZ and the 2006 Prostate Cancer Symposium held in San Francisco, CA. The lead investigator was Anders Widmark, M.D., Ph.D., a Professor in the Department of Oncology at Umea University in Sweden.

•	Clinical investigators reported data from a study involving the use of a single dose of QUADRAMET as a tumoricidal agent. Of 28 patients with biopsy proven prostate cancer and multiple lesions on bone scan, 20 were evaluable with adequate follow-up data. Patients received the approved palliative dose (1.0 mCi/kg) of QUADRAMET, and blood tests were performed at baseline and post-treatment with a mean follow-up of 5.2 weeks. Of the patients studied, 2 had mild (less than 20 lesions), 7 had moderate (20 to 40 lesions), and 11 had severe (more than 40 lesions) disease on bone scan. Patients were divided into groups according to their response to treatment, which were determined by changes in PSA levels. The authors concluded that QUADRAMET appears to exhibit tumoricidal activity after a single dose as measured by a reduction of stabilization of PSA levels in 11 out of the 20 patients (55%) that may be attributed to a direct effect of the radiopharmaceutical on malignant cells. Mild and transient myelosuppression was seen in all patients. The results were presented at the 2005 Society of Nuclear Medicine Annual Meeting. The lead investigator was Aldo Serafini, M.D., Professor of Radiology at the University of Miami School of Medicine.

•

Independent clinical investigators reported data from a study involving the use of QUADRAMET alone compared to QUADRAMET plus chemotherapy in the treatment of painful bone metastases from lung cancer. 110 patients with non-surgically treated lung cancer, comprised of non-small cell lung cancer (NSCLC, n=103) or small cell lung cancer (SCLC, n=7), were entered into the study. Patients were randomized into 3 groups: QUADRAMET alone (n=37), QUADRAMET followed by chemotherapy after 3 days (n=42), and chemotherapy followed by QUADRAMET one month later (GROUP C, n=31). The patients with NSCLC received mitomycin C, vincristine, and cisplatin, while patients with SCLC received lomustine, methotrexate, and cyclophosphamide. All patients received the standard palliative dose (1 mCi/kg) of QUADRAMET. 89%-93% of patients across treatment groups experienced either complete or partial relief of pain while those receiving combination therapy also experienced significant improvements on bone scan and in the proportion of patients surviving greater than 18 months. The results were presented at the 2005 Society of Nuclear Medicine Annual Meeting.

•	Independent clinical investigators reported data from a study evaluating the measurement of QUADRAMET skeletal retention with whole-body scintigraphy and to analyze the relationship between skeletal retention and therapeutic effect. 66 patients with painful metastatic bone disease from prostate (n=15), lung (n=20), breast (n=18), colon (n=2), kidney (n=2), and other cancers (n=9) were examined with whole-body scintigraphy at both 10 minutes and 5 hours following administration of QUADRAMET. Patients were categorized into 3 groups: (1) complete response (CR) group indicated by more than 2 sites of bone metastases disappearing, Karnofsky Performance Score (KPS) improving by more than 20 points, and moderate or complete remission of bone pain at day 7 post injection of QUADRAMET, (2) partial response (PR) group indicated by 1-2 sites of bone metastases disappearing, KPS improving by 10-20 points, and moderate remission of bone pain in week 3, or (3) non-response (NR) group indicated by no disappearance or shrinkage of metastases, KPS increasing less than 10 points, and no or slight remission of bone pain. The range of skeletal retention in 66 patients was 31.9% to 86.6% (mean=56.0%). Statistical analysis demonstrated a significant difference between both CR group and PR group (p=0.001) and PR group and NR group (p=0.001). The results indicated that higher skeletal retentions were associated with better therapeutic effect. The results were presented at the 2005 Society of Nuclear Medicine Annual Meeting.

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

QUADRAMET causes bone marrow suppression. In clinical trials, white blood cell counts and platelet counts decreased to a nadir of approximately 40% to 50% of baseline in 123 (95%) of patients within 3 to 5 weeks after QUADRAMET, and tended to return to pretreatment levels by 8 weeks. Because of the unknown potential for additive effects on bone marrow, QUADRAMET should not be given concurrently with chemotherapy or external beam radiation therapy unless the clinical benefits outweigh the risks. Blood counts should be monitored weekly for at least 8 weeks, or until recovery of adequate bone marrow function. Non-hematologic adverse events that occurred in 5% or more of patients and greater than placebo were plain flare (7%), diarrhea (6%), infection (7%), spinal cord compression (6.5%), arrhythmias (5%), and hematuria (5%). Patients who receive QUADRAMET should be advised that for several hours following administration, radioactivity will be present in excreted urine. To help protect themselves and others in their environment, precautions need to be taken for 12 hours following administration.

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

Upon execution of our agreement with Dow, we issued warrants to Dow to purchase shares of our common stock, which have since expired. As of December 31, 2005, we have paid an aggregate of $5.2 million to Dow in milestone payments. We remain obligated to pay Dow additional milestone payments as, and if, our sales of QUADRAMET increase and royalties, which are subject to certain minimum amounts, based on future sales of QUADRAMET.

Manufacturing, Supply and Distribution of QUADRAMET

QUADRAMET is manufactured by Bristol-Myers Squibb Medical Imaging, Inc. (BMS-MI), pursuant to the terms of a manufacturing and supply agreement with us which became effective on January 1, 2004. Under this agreement, BMS-MI has agreed to manufacture, supply and distribute QUADRAMET for us in exchange for a current minimum payment of at least $4.7 million annually, subject to future annual price adjustment, through 2008. The agreement will then renew for five successive one year periods. The agreement is terminable by either us or BMS-MI, at any time, upon two years notice to the other. We also pay BMS-MI a variable amount per month for each order placed to cover the costs of customer service.

The two primary components of QUADRAMET, particularly Samarium-153 and EDTMP, are provided to BMS-MI by outside suppliers. BMS-MI obtains its supply of Samarium-153 from a sole supplier, and EDTMP from another sole supplier. Alternative sources for these components may not be readily available, and any alternate suppliers would have to be identified and qualified, subject to all applicable regulatory guidelines. If BMS-MI cannot obtain sufficient quantities of these components on commercially reasonable terms, or in a timely manner, it would be unable to manufacture QUADRAMET on a timely and cost-effective basis. Additionally, QUADRAMET must be manufactured in compliance with regulatory requirements. Any inability on the part of BMS-MI to manufacture QUADRAMET, or any failure by BMS-MI to comply with all applicable regulatory guidelines, including FDA requirements, and those of the U.S. Nuclear Regulatory Commission, could have a material adverse effect on our business, financial condition and results of operations.

Marketing of QUADRAMET

We market QUADRAMET using our in-house specialty sales force to medical oncologists, radiation oncologists, and nuclear medicine physicist.

In October 1998, we entered into an exclusive agreement with Berlex pursuant to which Berlex would market QUADRAMET for us in the United States. Berlex re-launched QUADRAMET in March 1999, and maintained a sales force that targeted its sales efforts on the oncological community. Pursuant to our agreement with Berlex, we received an upfront payment of $8.0 million and royalty payments based on net sales of QUADRAMET and potential milestone payments based upon sales levels that were achieved. Berlex also received warrants to purchase shares of our common stock.

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

Competition Related to QUADRAMET

Current competitive treatments for bone cancer pain include narcotic analgesics, external beam radiation therapy, bisphosphonates, and other skeletal targeting therapeutic radiopharmaceuticals such as Strontium-89 chloride.

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

SOLTAMOX

Overview

SOLTAMOX (tamoxifen citrate), which was developed by Savient Pharmaceuticals, Inc., received U.S. regulatory approval in October 2005.

On February 8, 2006, Savient and Cytogen announced the execution of a binding letter of intent to negotiate a definitive agreement granting Cytogen exclusive marketing rights for SOLTAMOX in the United States. We cannot market and sell SOLTAMOX until we reach agreement with Savient on definitive licensing and supply agreements. We cannot assure you that we will reach agreement on such agreements on a timely basis, or at all.

Under the terms of the letter of intent, we have agreed to pay Savient, upon closing of the transaction, an upfront licensing fee of $2 million and additional contingent sales-based milestone payments of up to a total of $4 million. Savient will also receive royalties on net sales of SOLTAMOX. Consummation of the transaction, which has been approved by the boards of directors of both companies, is subject to a number of conditions, including satisfactory completion of due diligence by Cytogen and negotiation and execution of definitive licensing and supply agreements by Cytogen, Savient and Rosemont, Savient’s wholly owned subsidiary. The parties expect the transaction to close by March 30, 2006.

SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. Dysphagia (difficulty in swallowing) in women suffering from breast cancer can arise from several causes, including patients receiving combination chemotherapy and/or radiation therapy for metastatic breast cancer. It may also arise from either esophageal or stomach metastasis. Irrespective of the cause, many women with dysphagia are unable to tolerate the solid oral dosage forms of hormonal therapy and might benefit from a liquid dosage form, such as SOLTAMOX. The availability of an oral liquid dosing option could allow more women to benefit from hormonal treatment for estrogen receptor positive breast cancer.

Use of SOLTAMOX in a risk reduction setting (women at high risk for cancer and women with DCIS) has shown to cause cancer of the uterus, stroke, and blood clots. The benefits of SOLTAMOX outweigh its risks in women already diagnosed with breast cancer. SOLTAMOX should not be used in women who require concomitant use of coumarin-type anticoagulant, or in women with history of deep vein thrombosis or pulmonary embolus.

Women who are pregnant or plan to become pregnant should not take SOLTAMOX. Cataracts and cataract surgery can also occur more frequently with SOLTAMOX. The most frequently reported adverse reactions with SOLTAMOX were hot flashes and vaginal discharge.

Intellectual Property Position Related to SOLTAMOX

If we consummate the exclusive license from Savient, we will be the licensee of an issued United States patent covering SOLTAMOX. This patent, U.S. Pat. No. 6,127,425 which includes claims directed to the SOLTAMOX product and manufacturing process, expires in June 2018.

Manufacturing, Supply and Distribution of SOLTAMOX

If we consummate the exclusive license from Savient, we will enter into a supply agreement with Rosemont Pharmaceuticals Ltd., a wholly owned subsidiary of Savient, for the manufacture and supply of SOLTAMOX.

Competition Related to SOLTAMOX

The current competitive treatments for SOLTAMOX include the tablet form of tamoxifen citrate, a generic drug, and a class of drugs known as aromatase inhibitors.

Marketing of SOLTAMOX

We intend to market SOLTAMOX primarily using our in-house specialty sales force.

MOLECULAR IMAGING PRODUCTS

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

When deciding on a course of therapy for newly diagnosed prostate cancer, physicians must determine the extent of disease in the patient. Patients are most likely to benefit from local treatment options, such as surgical removal of the prostate gland, when disease has not spread beyond the prostate gland. Patients diagnosed with

“distant disease” (not confined to the prostate gland) have a poorer chance of five-year survival than those with disease confined to the gland and require systemic therapy.

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

“Partners In Excellence” Sites

PROSTASCINT is a technique-dependent product that requires a high degree of proficiency in nuclear imaging technology in order to correctly obtain and interpret the scan. We have established a network of accredited nuclear medicine imaging centers through our Partners In Excellence, or PIE™, program. Since PROSTASCINT images are traditionally difficult to interpret, due to inherent limitations of nuclear medicine imaging as opposed to product performance, each PIE site receives initial training and proficiency evaluations. We only sell PROSTASCINT to qualified PIE sites. As of December 31, 2005, there were approximately 400 PIE sites qualified to perform PROSTASCINT imaging. In 2006, we plan to add PIE sites on a selective basis and, under current arrangements, we bear part of the expense of qualifying new sites. We also expect to review and requalify existing PIE sites on a selective basis.

Market Expansion Strategies for PROSTASCINT

We believe that future growth and market penetration of PROSTASCINT is largely dependent upon the implementation and continued research of:

•	improving image quality through fusion technology;

•	validating the antigen targeted by PROSTASCINT as an independent prognostic factor;

•	publishing and presenting outcomes data;

•	developing of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy; and

•	expanding clinical development to demonstrate the potential for PROSTASCINT to monitor response to cytotoxic therapies and to image PSMA expression in other cancers, initially renal cell carcinoma.

Fusion Imaging. Fusion (or hybrid) imaging is an in vivo diagnostic technique that combines anatomic and functional information directly from patient studies to provide information that cannot be obtained with separate imaging modalities. Anatomical information derived from either computed tomography (CT) or magnetic resonance (MR) imaging can be fused with functional information obtained using single-photon emission computed tomography (SPECT) and novel molecular imaging agents, such as PROSTASCINT. SPECT imaging focuses on metabolic abnormalities that may be present earlier than the anatomical changes otherwise seen with CT or MR imaging alone. Registering both anatomic and functional images provides a complete pathology picture in a single exam, helping physicians eliminate guesswork and enabling them to plan better patient treatment. Approximately

150 of our current PIE sites are proficient in performing fusion imaging with PROSTASCINT, which can be accomplished through either software or hardware solutions. Through alliances discussed in the “Strategic Relationships and Collaborations Related to PROSTASCINT” section that follows, we believe that we may increase the use of fusion imaging with PROSTASCINT.

Image Enhancement Technologies. Gamma cameras used in nuclear medicine have advanced in recent years. Some manufacturers now sell cameras with wider segmented crystals, providing advantages in medium and high energy imaging of isotopes (e.g., Indium-labeled agents, such as PROSTASCINT) thus enhancing system sensitivity. System enhancements allow improved image quality or reduced scan time, thereby reducing potential risk of patient motion. Equipment vendors have also recently introduced advanced SPECT reconstruction algorithms, as well as three dimensional iterative reconstruction techniques which potentially increase image contrast with inherent system gains in image quality. These prominent new nuclear medicine imaging algorithms enable advances in image quality as compared to conventional “Filtered Back Projection” techniques. In addition, nuclear medicine SPECT images of agents such as PROSTASCINT may now be co-registered with an anatomic image obtained with either CT or MR imaging. Device manufacturers generally offer two methods to achieve co-registration between metabolic and anatomical images. Some manufacturers merge information in a single SPECT/CT system, while others utilize fusion software, which has become more widely available in the past few years, as computer workstations have become powerful enough to achieve co-registration.

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

Image Guided Therapy. Recent advances in nuclear medicine imaging SPECT equipment, computer workstation power, as well as software enhancements allow researchers to utilize cutting-edge imaging technology to explore novel applications of the enhanced PROSTASCINT image. With fusion of an enhanced SPECT, the PROSTASCINT image is registered with CT and/or MR anatomic images; the resulting images have been applied to clinical research in areas of guided brachytherapy (or radioactive seeds), guided external beam radiation therapy (EBRT), intensity modulated radiation therapy (IMRT), and image guided biopsy. An example of this type of application was described in a 2003 publication reporting four-year biochemical outcome after radioimmunoguided (via PROSTASCINT) brachytherapy published in the International Journal of Radiation Oncology Biology Physics, (Vol. 57, No. 2, pp. 362-370, 2003).

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

Further Clinical Development Related to PROSTASCINT

To support our market expansion strategies for PROSTASCINT, we are sponsoring or supporting several active clinical studies including:

•	Researchers at St. Cloud Hospital in St. Cloud, Minnesota are fusing PROSTASCINT scan images with CT scans in order to evaluate men with a higher risk of prostate cancer and a previous negative biopsy.

•	Researchers at Thomas Jefferson University in Philadelphia are correlating contrast-enhanced sonography to PROSTASCINT scan images of the prostate in order to target areas for prostate biopsy.

•	Researchers at Case Western University and University Hospital in Cleveland are comparing uptake of PROSTASCINT within the prostate gland of prostate cancer patients with histopathologic findings of the distribution of cancer in the gland based on whole mount pathology specimens prepared following radical prostatectomy. Some of the patients have also been imaged via positron emission tomography (in addition to PROSTASCINT) to provide for additional comparisons between these two imaging methodologies.

•	Researchers at The Mayo Clinic in Scottsdale, Arizona are using images of PROSTASCINT distribution within the prostate gland to guide the use of intensity modulated radiation therapy (IMRT) for the treatment of prostate cancer. The purpose of this study is to evaluate whether the use of PROSTASCINT in guiding IMRT allows for delivery of increased doses of radiation specifically to the areas of cancer within the prostate without increasing the level of side effects experienced by the patient.

•	Researchers at Aultman Hospital, Case Western University and University Hospital in Cleveland are using images of PROSTASCINT distribution within the prostate gland to guide the placement of both iodine-125 and palladium-103 brachytherapy sources (or radioactive seeds) for the treatment of prostate cancer. The purpose of this work is to evaluate whether the use of PROSTASCINT in guiding brachytherapy implantation allows for delivery of increased doses of radiation specifically to the areas of cancer within the prostate without increasing the level of side effects experienced by the patient.

During 2005, we reported that clinical investigators presented new clinical data regarding PROSTASCINT as follows:

•

Clinical investigators at Case Western University and University Hospital in Cleveland presented seven-year outcomes data relating to PROSTASCINT at the 26th American Brachytherapy Society Annual Meeting. The study evaluated the use of PROSTASCINT fusion imaging to assess disease in both the prostate gland and lymph nodes in newly diagnosed prostate cancer patients undergoing brachytherapy. In the study, PROSTASCINT fusion imaging was performed prior to brachytherapy treatment in 239 prostate cancer patients. Brachytherapy consisted of either iodine-125 or palladium-103 radioactive seed implants. Areas of enhanced PSMA expression within the prostate, as indicated by PROSTASCINT fusion imaging, were used to define biologic tumor volume (BTV). Higher doses of radiation were planned for these BTVs provided doses to critical normal tissues could be maintained within pre-defined acceptable limits. PROSTASCINT fusion imaging was also evaluated for uptake in lymph nodes outside of the prostate. Seven-year outcomes for patients treated in this manner were evaluated based on American Society for Therapeutic Radiology and Oncology (ASTRO) consensus criteria as well as more stringent criteria involving prostate-specific antigen (PSA) cut-offs of 1.0 ng/mL and 0.5 ng/mL. For the entire group, biochemical disease free survival (bDFS) at seven-years was 88.0% by the ASTRO criteria, 82.1% by the PSA < 1.0 ng/mL criteria and 80.4% by the PSA <

0.5 ng/mL criteria. These rates of bDFS exceed those previously published by centers using standard treatment planning methods without dose escalation to BTVs, particularly for patients with intermediate and high risk features associated with their cancer. For patients in whom PROSTASCINT fusion imaging demonstrated uptake confined to the prostate gland and/or seminal vesicles, the overall seven-year bDFS was 85.8% to 90.6% based on the criteria discussed above; whereas for the 22 patients where the images showed uptake in lymph nodes the corresponding rates of bDFS were only 43.8% to 66.1%. A multivariate analysis of these data indicated that PROSTASCINT uptake in lymph nodes independently predicted a three-fold increase in biochemical recurrence of disease in a statistically significant manner (p=0.018).

The foregoing discussion describes clinical applications that differ from that reported in the PROSTASCINT package insert, and that have not been reviewed or approved by FDA. A copy of the full prescribing information for PROSTASCINT may be obtained in the United States from us by calling us toll free at 800-833-3533 or by visiting our web site at www.cytogen.com, which is not part of this Annual Report on Form 10-K. We are sponsoring or supporting the clinical investigations described in the foregoing discussion to explore potential new indications for the use of PROSTASCINT.

Intellectual Property Position Related to PROSTASCINT

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

As of December 31, 2005, we were the owner of several issued United States patents and certain corresponding foreign patents relating to PROSTASCINT. One of these, U.S. Pat. No. 5,162,504, is the original Horosziewicz patent and includes claims directed to the monoclonal antibody and the cell line that produces it. We have obtained an extension of the term for this U.S. patent, which will now expire October 28, 2010. U.S. Pat. No. 4,671,958 and U.S. Pat. No. 4,741,900, both of which expired on June 9, 2004, included claims directed to antibody conjugates such as PROSTASCINT, methods for preparing such conjugates, methods for using such conjugates for in vivo imaging, testing and therapeutic treatment, and methods for delivering radioisotopes by linking them to such antibodies. U.S. Pat. No. 4,867,973, which also expired on June 9, 2004, included claims directed to antibody conjugates such as PROSTASCINT, and methods for preparing such conjugates. The foregoing patents, which will expire in 2010 (or expired in 2004, as noted), provided or provide the primary patent protection for PROSTASCINT. We also currently own the trademark PROSTASCINT. We are responsible for the costs of prosecuting and maintaining this intellectual property.

In September 2004, we announced the settlement of a patent infringement suit against us and C.R. Bard Inc. for an agreed-upon payment, without any admission of fault or liability. Immunomedics, Inc. filed suit on February 17, 2000 against us and Bard, alleging that use of our PROSTASCINT product infringed U.S. Pat. No. 4,460,559, which claims a method for detecting and localizing tumors. Under our agreement with Dr. Horosziewicz, we may offset our litigation expenses against payments we make to Dr. Horosziewicz.

Manufacturing, Supply and Distribution of PROSTASCINT

In September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. for the manufacture and supply of our PROSTASCINT product. Laureate is the sole manufacturer of PROSTASCINT and its primary raw materials, which are antibodies. Our agreement with Laureate will terminate, unless terminated earlier pursuant to its terms, upon Laureate’s completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate’s facility in Princeton, New Jersey. We believe that the agreement will provide us with a sufficient supply of PROSTASCINT to satisfy our commercial requirements for approximately the next three to four years, based upon recent sales levels. In addition, we believe the agreement will provide sufficient supply of 7E11-C5 antibody required for the initial clinical development of our therapeutic program.

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

PROSTASCINT is distributed for us by Cardinal Health 105, Inc., formerly CORD Logistics, Inc., under the terms of a distribution services agreement dated March 1, 1999. Pursuant to the agreement, Cardinal Health is the exclusive distributor of PROSTASCINT in the United States. Although the agreement has expired, we and Cardinal Health are still operating under the terms of such agreement while a new agreement is being negotiated.

Any arrangement that we enter into with respect to the manufacture, supply or distribution of PROSTASCINT will also be subject to FDA oversight. Any failure on our part, or the part of our business partners, to comply with all applicable regulations and FDA requirements will have a material adverse effect on our business, financial condition and results of operations.

Marketing of PROSTASCINT

We currently market PROSTASCINT using our in-house specialty sales force to hospitals, diagnostic imaging centers, radiopharmacies, urologists, radiation oncologists and nuclear medicine physicians. We also employ technical specialists who are a part of this sales force and who assist in the training of nuclear medicine technologists and nuclear medicine physicians. These technical specialists also administer the PIE site qualification process for nuclear imaging centers to perform PROSTASCINT imaging.

Competition Related to PROSTASCINT

The spread of prostate cancer may be evaluated using a number of imaging modalities, including computed tomography, magnetic resonance imaging, or positron emission tomography.

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

On October 19, 2004, Advanced Magnetics and Cytogen announced that Advanced Magnetics had submitted a complete response to an approvable letter received in June 2000 from the FDA for COMBIDEX. On March 3, 2005, the FDA’s Oncologic Drugs Advisory Committee (ODAC) voted to not recommend approval of the proposed broad indication for COMBIDEX being sought by Advanced Magnetics. On March 24, 2005, Advanced Magnetics, Inc. informed us that Advanced Magnetics received an approvable letter from the FDA for COMBIDEX, subject to certain conditions. There can be no assurance that Advanced Magnetics will receive FDA approval for COMBIDEX.

COMBIDEX is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging to aid in the differentiation of cancerous from normal lymph nodes. COMBIDEX is administered via a 30 minute infusion and accumulates preferentially in normal lymph node tissue, thus facilitating the differentiation between malignant and non-malignant lymph nodes.

Lymph nodes are frequently the site for metastases of different types of cancer, particularly breast cancer and prostate cancer. Lymph node imaging plays a role in staging patients and determining appropriate patient management. The cross-sectional imaging modalities currently used for imaging lymph nodes are computed tomography (CT) and magnetic resonance imaging (MRI) without contrast. CT and MRI without contrast cannot distinguish between nodes enlarged due to inflammation and enlarged cancerous nodes, nor can they identify cancerous nodes that are not enlarged. Therefore, the current practice is to assume that enlarged nodes (typically greater than ten millimeters in size) are cancerous and to perform biopsy or surgery to establish their true status. Clinical studies have demonstrated that COMBIDEX only accumulates in macrophage cells associated with normal lymph node tissue and can therefore facilitate differentiation between cancerous nodes and other nodes. We believe that COMBIDEX could enable doctors using MRI to have improved diagnostic confidence in differentiating between normal and cancerous lymph nodes, irrespective of node size.

Clinical Data Related to COMBIDEX

In January 2005, Advanced Magnetics and Cytogen announced the publication of certain clinical data relating to COMBIDEX. The data showed the feasibility of computer-assisted lymph node staging using COMBIDEX. The article contains the results of clinical research conducted by researchers at Massachusetts General Hospital and Harvard Medical School. In the 70-patient study, the magnetic tissue parameters of cancer metastases and normal unmatched lymph nodes were measured in pre- and post-COMBIDEX enhanced images using a learning dataset consisting of 97 histologically proven nodes from 36 patients. The accuracy of a variety of these parameters obtained in a semi-automated manner was then prospectively tested against 216 histologically validated lymph nodes from the remaining 34 patients. Unique magnetic characteristics were found that accurately distinguished metastatic from normal nodes with an overall sensitivity of 98% and specificity of 92%. The parameters were applied to datasets in a semi-automated fashion and used to map the nodes to a three-dimensional reconstruction of the vascular anatomy to provide complete nodal anatomy for different primary cancers. Additional details regarding the conduct and results of this study are available in the journal Public Library of Science Medicine (1(3): e66 2004).

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

Upon execution of our agreements with Advanced Magnetics in 2000, we issued 200,000 shares of common stock to Advanced Magnetics. Of those 200,000 shares, 25,000 shares are being held in escrow pending the achievement of certain milestones relating to COMBIDEX and 25,000 shares are being held in escrow pending the achievement of certain milestones relating to ferumoxytol. The remaining 150,000 shares were transferred to

Advanced Magnetics, subject to certain restrictions. These restrictions have since expired. We remain obligated to make royalty payments, which are subject to certain minimum amounts, to Advanced Magnetics on any sales of COMBIDEX we may make.

In 2000, we also entered into a supply agreement with Advanced Magnetics for COMBIDEX. Under the terms of the supply agreement, Advanced Magnetics has agreed to manufacture and supply us with COMBIDEX at fixed prices, subject to certain adjustments. The supply agreement is coterminous with the license agreement.

In January 2006, we filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with our 2000 license agreement. The complaint seeks damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX in compliance with the terms of the licensing agreement. In February 2006, Advanced Magnetics filed an answer to our complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process. We believe these counterclaims have no merit and we plan to conduct a vigorous defense of such counterclaims.

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

ONCOSCINT® CR/OV

In December 2002, we discontinued marketing, selling and producing ONCOSCINT CR/OV, a monoclonal antibody diagnostic imaging agent for the detection of the spread of colorectal and ovarian cancer. The market for ONCOSCINT CR/OV for colorectal cancer diagnosis was negatively affected by positron emission tomography (PET), which had been shown to have similar or higher sensitivity than the ONCOSCINT CR/OV scan.

RESEARCH AND DEVELOPMENT

AGGREGATE EXPENDITURES

Our research and development expenses, including our equity in the loss of the PSMA Development Company, LLC, over the past three years were:

•	2005 — $ 9.2 million

•	2004 — $ 6.1 million

•	2003 — $ 5.8 million

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

TECHNOLOGY

Prostate-Specific Membrane Antigen (PSMA)

PSMA is a transmembrane protein that is an important marker associated with prostate cancer. Dr. Julius S. Horosziewicz identified the PSMA protein using a monoclonal antibody in 1987. The antibody technology developed by Dr. Horosziewicz was assigned to us. Later, researchers at the Sloan-Kettering Institute for Cancer Research (SKICR) identified and sequenced the gene encoding PSMA, and we acquired an exclusive worldwide license to that and related technologies. From these technologies, we have put one product on the market, PROSTASCINT, and we are building a pipeline of potential new products which are currently in research and development. These pipeline products are focused primarily on novel vaccine and antibody therapies for prostate and other cancers.

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

In 1993, we entered into an option and license agreement with the SKICR, and began a development program involving PSMA and our proprietary monoclonal antibody. In November 1996, we exercised our option and obtained an exclusive worldwide license to this technology. Under our agreement with SKICR, we received, or subsequently obtained, rights to patents and patent applications including: U.S. Pat. Nos. 5,538,866 (expiring July 23, 2013), 5,935,818 (expiring August 10, 2016), and 6,569,432 (expiring February 24, 2015), and U.S. Pat. Appln. Nos. 08/403,803 (filed March 17, 1995), 08/466,381 (filed June 6, 1995), 08/470,735 (filed June 6, 1995), 08/481,916 (filed June 7, 1995), 08/894,583 (filed February 23, 1998), 09/724,026 (filed November 28, 2000), 09/990,595 (November 21, 2001), 10/012,169 (filed October 24, 2001), 10/443,694 (filed May 21, 2003), and 10/614,625 (filed July 2, 2003). The filing, prosecution and maintenance of licensed patents, as defined in the agreement, is the responsibility of SKICR, but is at our discretion and expense. In the event that we decide not to file, prosecute or maintain any part of the licensed patents, SKICR may do so at its own expense.

The license shall terminate on the date of expiration of the last to expire of the licensed patents unless it is terminated earlier in accordance with the terms of the agreement. The license agreement is also terminable by us upon 60 days notice to SKICR. Upon execution of our agreement with SKICR, we paid to SKICR an option fee, a license fee and a reimbursement for patent expenses paid by SKICR. We are obligated to make certain royalty payments, which are subject to certain minimum amounts and other annual payments to SKICR for the term of the agreement.

In August 2000, we executed a sublicense agreement with Northwest Biotherapeutics Inc. (NWBT) pursuant to which we granted NWBT the right to develop and commercialize ex vivo immunotherapy products for prostate cancer that are produced by pulsing isolated populations of a patient’s antigen presenting cells, such as dendritic cells, with PSMA. Following encouraging results from a Phase I/II trial to evaluate the safety and efficacy of using PSMA with NWBT’s proprietary dendritic cell immunotherapy, DCVax®, NWBT advanced DCVax-

Prostate to the initiation of Phase III clinical trials. In November 2002, NWBT suspended all clinical trial activity for its DCVax product candidates and withdrew its Investigative New Drug Application for DCVax- Prostate, which resulted in a termination of the license agreement with us. As a result, we regained the rights to ex vivo prostate cancer immunotherapy using PSMA in December 2002. In January 2005, NWBT announced that it received clearance from the FDA to begin assessment of DCVax-Prostate in a Phase III clinical trial. We have requested clarification from NWBT on the status of this PSMA-based program following termination of the license agreement with us.

THERAPEUTIC 7E11-C5 MONOCLONAL ANTIBODY (CYT-500)

Overview

Cytogen’s therapeutic 7E11-C5 monoclonal antibody is under development by us using certain linker/chelator technology licensed from The Dow Chemical Company. We plan to file an investigational new drug application for this product candidate near the end of first quarter 2006. We have exclusive rights to this product candidate.

In April 2005, Cytogen and DowpharmaSM contract manufacturing services, a business unit of The Dow Chemical Company, announced a collaboration to create a targeted oncology product designed to treat prostate and other cancers. The therapeutic 7E11-C5 monoclonal antibody is a targeted oncology product in which Dow’s proprietary MeO-DOTA bifunctional chelant technology will be used to radiolabel Cytogen’s PSMA 7E11-C5 antibody with a therapeutic radionuclide. This new product candidate uses the targeting capability of the monoclonal antibody to direct and deliver radiation to tumor cells expressing PSMA.

Under the agreement, proprietary chelation technology and other capabilities, provided through ChelaMedSM radiopharmaceutical services from Dowpharma, will be used to attach a therapeutic radioisotope to the same murine monoclonal antibody utilized in Cytogen’s PROSTASCINT molecular imaging agent. This 7E11-C5 antibody is directed against an intracellular epitope of PSMA. We intend to develop the resulting innovative molecule for the treatment of various cancers, initially in prostate, that express the PSMA marker. The 7E11-C5 antibody was excluded from the PSMA technology licensed to the PSMA Development Company LLC, the Company’s joint venture for certain PSMA product development. Consequently, the joint venture is not involved in this development initiative.

We believe that there is a strong rationale for development of Cytogen’s therapeutic 7E11-C5 monoclonal antibody as evidenced by the following:

•	Radiolabeled molecules have proven successful for the diagnosis and treatment of both hematologic and solid tumors;

•	Murine monoclonal antibodies may be preferable for nuclear medicine-based applications, such as radiotherapy, due to their tendency to clear faster from serum;

•	Prior studies of the 7E11-C5 monoclonal antibody at protein doses similar to those needed for delivery of therapeutic radionuclides have shown a low incidence of development of human anti-murine antibodies (HAMA) which was transient and low titer; and

•	Tumors are known to have abnormally permeable cell membranes that enable monoclonal antibody targeting of an intracellular epitope, which has been validated by PROSTASCINT imaging and other preclinical data.

Preclinical Data Related To Therapeutic 7E11-C5 Monoclonal Antibody

In November 2005, preclinical data for the therapeutic 7E11-C5 monoclonal antibody product was presented at the American Association for Cancer Research-National Cancer Institute-European Organization for Research and Treatment of Cancer International Conference on Molecular Targets and Cancer Therapeutics. Findings from pharmacokinetic and biodistribution studies of radiolabeled 7E11-C5 in mice demonstrated that the antibody-radionuclide linkage of Lu-177 to 7E11-C5 is stable in serum and successfully accumulates at the tumor site. Acute and expanded acute toxicology studies in rats and dogs, respectively, and safety pharmacology studies in dogs did not reveal any significant adverse reactions with unlabeled doses up to 20 times the anticipated human dose.

Manufacturing and Supply for Phase I Trials

In September 2005, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. for the scale-up for the cGMP manufacturing of a MeO-DOTA chelator conjugate of the 7E11-C5 monoclonal antibody. Laureate is the sole manufacturer of such antibody. Our agreement with Laureate will terminate, unless terminated earlier pursuant to its terms, on December 31, 2006. We believe that the agreement will provide us with a sufficient supply of the MeO-DOTA chelator conjugate of the 7E11-C5 monoclonal antibody to satisfy our requirements for Phase I clinical trials of such product. We believe that we have a sufficient supply of 7E11-C5 monoclonal antibody from our September 2004 manufacturing agreement with Laureate.

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

We are currently pursuing three research and development programs through the joint venture:

Monoclonal Antibody Program. The PSMA monoclonal antibody program is currently in the preclinical development stage. The joint venture is utilizing fully human monoclonal antibodies, derived from Abgenix’s Xenomouse™ technology, initially in conjunction with toxin-labeled approaches to treat prostate cancer.

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

Recombinant Soluble PSMA Vaccine Program. The joint venture is developing an in vivo therapeutic recombinant protein vaccine, which is designed to stimulate a patient’s immune response system to recognize and destroy prostate cancer cells. The vaccine combines the PSMA cancer antigen with an immune stimulant to induce an immune response against prostate cancer cells. The genetically engineered PSMA vaccine generated potent immune responses in preclinical animal testing. A Phase I clinical trial was designed to evaluate the safety and immune-stimulating properties of the vaccine in patients with either newly diagnosed or recurrent prostate cancer. Enrollment in this clinical trial is now complete.

The joint venture is owned equally by Progenics and us. We have exclusively licensed to the joint venture certain immunotherapeutic applications of our PSMA patent rights and know-how. Progenics had funded the first $3.0 million of development costs, in addition to $2.0 million in supplemental capital contributions funded at certain dates prior to December 2001. Progenics subsequently received full reimbursement for the initial $3.0 million of government grants related to the PSMA research programs. Beginning in December 2001, we began sharing equally the costs of the programs with Progenics.

In 2005, we incurred expenses of $3.2 million relating to our half of the expenses for the programs at the joint venture, compared to $2.9 million in 2004. The joint venture is funded by equal capital contributions from each of Progenics and Cytogen in accordance with an annual budget approved by the joint venture representatives from each such party. As of March 15, 2006, we and Progenics have not agreed on a 2006 work plan and annual budget for the joint venture. We cannot give any assurances that agreement will be reached on such matters in the near future, if at all. The failure to reach agreement with Progenics on these matters could significantly and adversely affect the development of PSMA technologies and products.

Contract research and development services were provided by Progenics and Cytogen to the joint venture during 2005. We believe that if mutual agreement is not achieved with respect to the provision of services by Cytogen and Progenics, the parties can successfully negotiate with outside third parties for necessary services.

In 2004, $8.0 million of grants were awarded over four years from the National Institutes of Health, or NIH. The awards were made under the National Cancer Institute’s FLAIR program, or Flexible System to Advance Innovative Research for Cancer Drug Discovery by Small Business. The NIH grants are in the form of two Phase II Small Business Innovation Research grants, and will be used to develop novel immunotherapies for prostate cancer based on PSMA. We cannot assure you that the joint venture will continue to receive the benefits of these NIH grants if the operations of the joint venture are terminated.

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

Preclinical and Clinical Data Related to PSMA

In September 2005, Progenics and Cytogen announced preclinical findings of its prostate cancer drug, PSMA antibody-drug conjugate (ADC). The findings were reported by Progenics at the 12th Annual Prostate Cancer Foundation Scientific Retreat in Phoenix, Arizona. In a mouse model of human prostate cancer, PSMA ADC significantly prolonged overall survival up to nine-fold as compared to untreated animals (p=0.0018, log-rank test, two-sided). Established tumors in two of the five animals treated at the highest dose were eradicated and remained undetectable over 500 days through the completion of the study. No overt evidence of toxicity was observed in any of these animal model tests.

In December 2002, the joint venture announced the initiation of a Phase I clinical trial for the testing of a novel therapeutic prostate cancer vaccine directed against PSMA. This trial was conducted through a physician’s IND by the Memorial Sloan Kettering Cancer Center. Requisite follow-up of the last patient, which concluded the Phase I trial, was conducted in March 2005.

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

Seattle Genetics, Inc. In June 2005, the joint venture entered into a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to the joint venture. Under the license, the joint venture has the right to use the ADC Technology to link cell-killing drugs to the joint venture’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the SGI Agreement, SGI also is required to provide technical information to the joint venture related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. The joint venture may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). The joint venture is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The joint venture may sub-license the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. The joint venture made a $2.0 million technology access payment to SGI upon execution of the SGI Agreement and will make additional maintenance payments during the term of the SGI Agreement. In addition, the joint venture will make payments, aggregating $15.0 million, upon the achievement of certain defined milestones and will pay royalties to SGI and its Licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to the joint venture under the SGI Agreement, SGI will receive supply and/or labor cost payments from the joint venture at agreed-upon rates. The joint venture’s monoclonal antibody project is currently in the pre-clinical phase of research and development. All costs incurred by the joint venture under the SGI Agreement during the research and development phase of the project will be expensed in the period incurred. The SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The joint venture may terminate the SGI Agreement upon advance written notice to SGI. SGI may terminate the SGI Agreement if the joint venture breaches an SGI in-license that is not cured within a specified time period after written notice. In addition, either party may terminate the SGI Agreement upon breach by the other party that is not cured within a specified time period after written notice or in the event of bankruptcy of the other party. The ability of the joint venture to comply with the terms of the SGI Agreement will depend on agreement by the Progenics and us regarding work plans and budgets of the joint venture in future years.

Cardinal Health PTS, LLC – Gala Unit. In June 2005, the joint venture entered into a development and manufacturing agreement with Cardinal Gala for the cGMP manufacturing of bulk PSMA monoclonal antibody for use in Phase I and Phase II clinical trials. Aggregate costs under this agreement are expected to be approximately $900,000.

In connection with the agreements discussed above, the joint venture has recognized contractual payments, including license fees, which are included in research and development expenses, totaling approximately $2.1 million, $550,000 and $300,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, as of December 31, 2005, remaining potential payments associated with milestones and defined objectives with respect to the existing agreements total approximately $26.5 million. Future annual minimum royalties under the existing agreements described above are not significant. Upon termination of these agreements, only financial obligations maturing and accruing prior to such termination are due and payable.

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

In 1996, we entered into a research and licensing agreement with Elan Corporation, plc, which marked our first external collaboration in which GDL™-derived products would be utilized for their ability to target drugs to specific sites within the body. The research program with Elan was designed to discover GDL-derived peptides that could be used to target therapeutic agents to receptors expressed within the lining of the intestinal tract known to be involved in certain cellular uptake and transport processes. In contrast to most biotechnology drugs that cannot be administered orally due to the fact that they break down prior to reaching the bloodstream, such peptides could be administered orally. Under the agreement, Elan had the option for worldwide licensing rights to any products developed collaboratively and we would receive royalties based on the sale of any such products. In July 2004, we assumed ownership and responsibility for Elan’s pending patent portfolio related to GDL-derived peptides that could be used to target therapeutic agents to receptors expressed within the lining of the intestinal tract known to be involved in certain cellular uptake and transport processes. We are seeking strategic partners for this program.

Our subsidiary, AxCell Biosciences was incorporated in 1996 to further commercialize the GDL technology in the field of accelerated new target discovery and validation. Based on the prevalence of modular protein domains, such as Src homology domain 3 and 2 (SH3 and SH2), among many other important signaling molecules known to mediate protein-protein interactions, UNC researchers advanced the use of ligands generated using GDL as probes to systematically isolate entire repertoires of modular domain-containing proteins from cloned DNA expression libraries. This became AxCell’s Cloning of Ligand Targets (CLT™) technology.

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

In March 2004, the first in vivo validation of a novel interaction discovered using AxCell’s technology was published (“Functional association between Wwox tumor suppressor protein and p73, a p53 homolog.” Proceedings of the National Academy of Sciences, March 30, 2004: vol. 101; no. 13 pp. 4401–4406). In November 2004, a second demonstration of in vivo validation for a novel interaction discovered using AxCell’s technology was published (“Physical and functional interactions between the Wwox tumor suppressor protein and the AP-2gamma transcription factor.” Cancer Res. November 2004: vol. 64; no. 22 pp. 8256-61).

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

Research projects through academic, governmental and corporate collaborators and additional applications for the intellectual property and technology at AxCell are being pursued.

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

PRODUCT CONTRIBUTION TO REVENUES

PROSTASCINT and QUADRAMET account for, and, prior to their discontinuation in December 2004 and January 2003, NMP22 BLADDERCHEK and BRACHYSEED, respectively, accounted for substantially all of our total revenues. For the years ended December 31, 2005, 2004 and 2003, revenues related to PROSTASCINT accounted for approximately 46%, 49% and 47%, respectively, of our total revenues; and revenues related to QUADRAMET accounted for approximately 52%, 50% and 28%, respectively, of our total revenues. Prior to their discontinuation in December 2004 and January 2003, NMP22 BLADDERCHEK and BRACHYSEED, respectively, each accounted for approximately 2% of our total revenues for the year ended December 31, 2003. In April 2003, we announced the termination of our agreements with Draximage with respect to the BRACHYSEED products.

CONCENTRATION OF SALES

During the year ended December 31, 2005, we received 67% of our total revenues from three customers, as follows: 47% from Cardinal Health (formerly Syncor International Corporation); 11% from Mallinckrodt Inc., and 9% from GE Healthcare (formerly Amersham Health).

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

We also rely upon, and intend to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. It is our policy to require our employees, consultants, licensees, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements also provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property. We cannot assure you, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

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

The FDC Act requires that our products be manufactured in FDA registered facilities subject to inspection. The manufacturer must be in compliance with cGMP, which imposes certain procedural, substantive, and recordkeeping requirements upon us and our manufacturing partners with respect to manufacturing and quality control activities, and, for devices, product design. To ensure full technical compliance with such regulations, a manufacturer must spend funds, time and effort in the areas of production and quality control. These regulations may also apply to us. Any failure by us or our manufacturing partners to comply with the requirements of cGMP could have a material adverse effect on our business, financial condition and results of operations.

FDA approval of our proposed products, including a review of the manufacturing processes, controls and facilities used to produce such products, will be required before such products may be marketed in the United States. The process required by the FDA before drug, biological or medical device products may be approved for marketing in the United States generally involves:

•	preclinical laboratory and animal tests that are conducted consistent with the FDA’s good laboratory practice regulations;

•	submission to the FDA of an Investigational New Drug Application (IND) (for a drug or biologic) or Investigational Device Exemption (IDE) (for a device), which must become effective before clinical trials may begin; further, approval of the investigation by an Institutional Review Board (IRB) must also be obtained before the investigational product may be given to human subjects;

•	human clinical trial(s) to establish the safety and efficacy of the product for its intended indication;

•	submission to the FDA of a marketing application-New Drug Application (NDA) for a drug, Biologics License Application (BLA) for a biologic, and a premarket approval application (PMA) or premarket notification (510(k)) for a device; and

•	FDA review and approval or clearance of the marketing application. Radiopharmaceutical drugs are subject to additional requirements pertaining to the description and support of their indications for use, and the evaluation of product effectiveness and safety, including, radiation safety. We cannot assure you that the FDA review of marketing applications will result in product approval or clearance on a timely basis, or at all.

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

We cannot assure you that submission of an IND or IDE will result in the ability to commence clinical trials. In addition, after a trial begins, the FDA may place it on hold or terminate it if, among other reasons, it concludes that clinical subjects are being exposed to an unacceptable health risk. In addition, clinical trials require IRB approval before the drug may be given to subjects and are subject to continuing IRB review. An IRB may suspend or terminate approval if the IRB’s requirements are not followed or if unexpected serious harm to subjects is associated with the trial. The FDA may decide not to consider, in support of an application for approval or clearance, any data that was collected in a trial without IRB approval and oversight. After completion of in vitro, non-clinical and clinical testing, authorization to market a drug, biologic or device must be granted by the FDA. The FDA grants permission to market through the review and approval or clearance of either an NDA, BLA, PMA, or 510(k). Historically, monoclonal antibodies have been regulated through the FDA’s Center for Biologics Evaluation and Research (CBER) . As of late 2003, monoclonal antibodies, which include PROSTASCINT, were transferred to the Center for Drug Evaluation and Research (CDER), for regulation, review and approval.

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

Conducting the studies, preparing these applications and securing approval from the FDA is expensive and time consuming, and takes several years to complete. Difficulties or unanticipated costs may be encountered by us or our licensees in their respective efforts to secure necessary governmental approval or licenses, which could delay or preclude us or our licensees from marketing their products. We cannot assure you that approvals of our proposed products, processes or facilities will be granted on a timely basis, or at all. Limited indications for use or other conditions could also be placed on any approvals that could restrict the commercial applications of products. With respect to patented products or technologies, delays imposed by the government approval process may materially reduce the period during which we will have the exclusive right to exploit them, because patent protection lasts only for a limited time, beginning on the date the patent is first granted (in the case of United States patent applications filed prior to June 6, 1995) and when the patent application is first filed (in the case of patent applications filed in the United States after June 6, 1995, and applications filed in the European Economic Community). We intend to seek to maximize the useful lives of our patents under the Patent Term Restoration Act of 1984 in the United States and under similar laws if available in other countries.

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

Fraud and Abuse

We are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws, false claims laws and physician self-referral laws. Violations of these laws are punishable by criminal, civil and/or administrative sanctions, including, in some instances, imprisonment and exclusion from participation in federal and state health care programs, including Medicare, Medicaid and veterans’ health programs. Because of the far-reaching nature of these laws, we cannot assure you that the occurrence of one or more violations of these laws would not result in a material adverse effect on our business, financial condition and results of operations.

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

Substantial requirements, comparable in many respects to those imposed under the FDC Act, will have to be met before commercial sale is permissible in most countries. We cannot assure you, however, as to whether or when governmental approvals, other than those already obtained, will be obtained or as to the terms or scope of those approvals.

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

KEY EMPLOYEES

Michael D. Becker currently serves as our President and Chief Executive Officer. Mr. Becker joined Cytogen in April 2001 and has served in positions of increasing responsibility, including Chief Executive Officer of our AxCell Biosciences subsidiary and Vice President, Business Development and Industry Relations. Prior to joining Cytogen, Mr. Becker was with Wayne Hummer Investments LLC, a Chicago-based regional brokerage firm from July 1996 to April 2001, where he held senior positions as a biotechnology analyst, investment executive and portfolio manager in addition to participating in sales management activities. From October 1998 to April 2001, Mr. Becker also served on the board of directors for the Chicago Biotech Network, a nonprofit trade association for the biotechnology industry in Illinois. Mr. Becker attended DePaul University in Chicago, Illinois. In September 2004, Mr. Becker was named Vice Chairman of the Biotechnology Council of New Jersey, Inc. Mr. Becker is a member of the Governing Body of Biotechnology Industry Organization’s (BIO) Emerging Companies Section.

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

Michael J. Manyak, M.D., joined Cytogen in January 2005 as our Vice President of Medical Affairs. Prior to joining Cytogen, Dr. Manyak was Professor of Urology, Microbiology, and Tropical Medicine at The George Washington University Medical Center (GWUMC) where he was also Chairman of the Department of Urology. After completing his urological residency at GWUMC, Dr. Manyak became an American Foundation for Urological Disease (AFUD) Scholar at the National Cancer Institute (NCI), completed a fellowship in Biotechnology in 1988, and joined the urological staff at GWUMC. Dr. Manyak has also served on the Medicare Coverage Advisory Committee for the Center for Medicare and Medicaid Services (CMS) where he was a member of the Imaging Subcommittee. In addition, he received a presidential appointment to the National Kidney and Urological Disease Advisory Board. He was formerly a voting member of the Food and Drug Administration (FDA) Regulatory Panel for Genitourinary and Gastrointestinal Devices. He has been a reviewer for the NIH Special Study Section for Small Business Grants and several professional journals. Dr. Manyak received his Bachelor of Arts Degree from the University of Notre Dame and his medical degree from the University of the East, Manila, Philippines.

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

EMPLOYEES

As of March 1, 2006, we employed 79 persons, 77 of whom are employed full-time and two of whom are employed part-time. Of such 79 persons, 50 were employed in sales and marketing, 8 in medical affairs, 3 in regulatory, and 19 in administration and management. We believe that we have been successful in attracting skilled and experienced employees. None of our employees is covered by a collective bargaining agreement. All of our employees have executed confidentiality agreements. We consider relations with our employees to be excellent.

Item 1A.	Risk Factors

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

Given the high level of expenditures associated with our business and our inability to generate revenues sufficient to cover such expenditures, we have had a history of operating losses since our inception. We had net losses of $26.3 million, $20.5 million and $9.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. We had an accumulated deficit of $412.6 million as of December 31, 2005.

In order to develop and commercialize our technologies, particularly our prostate-specific membrane antigen technology, and expand our products, we expect to incur significant increases in our expenses over the next several years. As a result, we will need to generate significant additional revenue to become profitable.

To date, we have taken affirmative steps to address our trend of operating losses. Such steps include, among other things:

•	undergoing steps to realign and implement our focus as a product-driven biopharmaceutical company;

•	establishing and maintaining our in-house specialty sales force;

•	reacquiring North American and Latin American marketing rights to QUADRAMET from Berlex Laboratories in August 2003; and

•	enhancing our marketed product portfolio through marketing alliances and strategic arrangements.

Although we have taken these affirmative steps, we may never be able to successfully implement them, and our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the factors discussed elsewhere in this section entitled, “Risk Factors.” As a result, we may never be able to generate or sustain significant additional revenue or achieve profitability.

We depend on sales of QUADRAMET and PROSTASCINT for substantially all of our near-term revenues.

We expect QUADRAMET and PROSTASCINT to account for substantially all of our product related revenues in the near future. For the year ended December 31, 2005, revenues from QUADRAMET and PROSTASCINT accounted for approximately 53% and 47%, respectively, of our product related revenues. For the year ended December 31, 2004, revenues from QUADRAMET and PROSTASCINT each accounted for approximately 50% of our product related revenues. For the year ended December 31, 2003, royalty and product revenues from QUADRAMET and sales revenues from PROSTASCINT accounted for approximately 35% and 60%, respectively, of our product related revenues. If QUADRAMET or PROSTASCINT does not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

A Small Number of Customers Account for the Majority of Our Sales, and the Loss of One of Them, or Changes in Their Purchasing Patterns, Could Result in Reduced Sales, Thereby Adversely Affecting Our Operating Results.

We sell our products to a small number of radiopharmacy networks. During the year ended December 31, 2005, we received 67% of our total revenues from three customers, as follows: 47% from Cardinal Health (formerly Syncor International Corporation); 11% from Mallinckrodt Inc.; and 9% from GE Healthcare (formerly Amersham Health). During the year ended December 31, 2004, we received 68% of our total revenues from three customers, as follows: 46% from Cardinal Health (formerly Syncor International Corporation); 12% from Mallinckrodt Inc.; and 10% from GE Healthcare (formerly Amersham Health). During the year ended December 31, 2003, we received 69% of our total revenues from four customers, as follows: 24% from Cardinal Health (formerly Syncor International Corporation); 23% from Berlex Laboratories Inc.; 14% from Mallinckrodt Inc., and 8% from GE Healthcare (formerly Amersham Health).

The small number of radiopharmacies, consolidation in this industry or financial difficulties of these radiopharmacies could result in the combination or elimination of customers for our products. We anticipate that our results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. As a result of this customer concentration, our revenues from quarter to quarter and business, financial condition and results of operations may be subject to substantial period-to-period fluctuations. In addition, our business, financial condition and results of operations could be materially adversely affected by the failure of customer orders to materialize as and when anticipated. None of our customers have entered into an agreement requiring on-going minimum purchases from us. We cannot assure you that our principal customers will continue to purchase products from us at current levels, if at all. The loss of one or more major customers could have a material adverse effect on our business, financial condition and results of operations.

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

Generating market acceptance and sales of our products has proven difficult. We launched ONCOSCINT CR/OV in December 1992, PROSTASCINT in October 1996, QUADRAMET in March 1997, a brachytherapy product in February 2001 and NMP22 BLADDERCHEK in November 2002. Revenues for PROSTASCINT grew from $55,000 in 1996 to $7.4 million in 2005. Royalties and sales of QUADRAMET grew from $3.3 million in 1997 to $8.4 million in 2005. Royalties from sales of QUADRAMET in the initial years of sales were supported by a guaranteed minimum revenue arrangement with the third party licensor of QUADRAMET. We discontinued selling ONCOSCINT CR/OV in December 2002, brachytherapy products in January 2003 and NMP22 BLADDERCHEK in December 2004. Currently, substantially all of our revenues are derived from sales of PROSTASCINT and QUADRAMET.

We rely heavily on our collaborative partners.

Our success depends largely upon the success and financial stability of our collaborative partners. We have entered into the following agreements for the development, sale, marketing, distribution and manufacture of our products, product candidates and technologies:

•	a license agreement with The Dow Chemical Company relating to the QUADRAMET technology;

•	a manufacturing and supply agreement for the manufacture of QUADRAMET with Bristol-Myers Squibb Medical Imaging, Inc.;

•	a manufacturing agreement for the manufacture of PROSTASCINT with Laureate Pharma, L.P.;

•	marketing, license and supply agreements with Advanced Magnetics, Inc. related to COMBIDEX and ferumoxytol (formerly Code 7228);

•	a distribution services agreement with Cardinal Health 105, Inc. (formerly Cord Logistics, Inc.) for PROSTASCINT;

•	various agreements which form and control our joint venture with Progenics Pharmaceuticals, Inc. for the development of PSMA for in vivo immunotherapy for prostate and other cancers;

•	a license agreement with The Dow Chemical Company relating to Dow’s proprietary MeO-DOTA bifunctional chelant technology for use with our Therapeutic 7E11-C5 Monoclonal Antibody program;

•	a development and manufacturing agreement with Laureate Pharma, L.P. for the scale-up for the cGMP manufacturing of a MeO-DOTA chelator conjugate of the 7E11-C5 monoclonal antibody;

•	a collaboration agreement between our joint venture and Seattle Genetics, Inc. for an exclusive worldwide license to SGI’s proprietary ADC Technology; and

•	a license agreement between our joint venture and AlphaVax Human Vaccines, Inc.

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

In January 2006, we filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties’ 2000 license agreement. The complaint seeks damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX in compliance with the terms of the licensing agreement. In February 2006, Advanced Magnetics filed an answer to our complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process. We believe these counterclaims have no merit and we plan to conduct a vigorous defense of these claims.

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

Bristol-Myers Squibb Medical Imaging, Inc. QUADRAMET is manufactured by BMS-MI under the terms of a manufacturing and supply agreement with us which became effective on January 1, 2004. Under this agreement, BMS-MI has agreed to manufacture, supply and distribute QUADRAMET for us in exchange for a minimum payment of at least $4.2 million annually, subject to future annual price adjustment, through 2008. After 2008, the agreement will then renew for five successive one-year periods. The agreement is terminable by either party, at any time, upon two years notice to the other. We also pay BMS-MI a variable amount per month for each order placed to cover the cost of customer service.

Agreement with Dr. Horosziewicz regarding PROSTASCINT. In 1989, we entered into an agreement with Dr. Julius S. Horosziewicz. Under this agreement, we were assigned certain rights to the patent claiming the 7E11-C5 antibody, as well as additional patents relating to the PROSTASCINT product and commercialization rights thereto. Under this agreement, we have made, and may continue to make, certain payments to Dr. Horosziewicz, which obligation will remain in effect until the expiration of the last related patent in 2015.

Laureate Pharma, L.P. In September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. Under this agreement, Laureate is manufacturing PROSTASCINT for us in exchange for expected payments of at least an aggregate of $5.1 million through the end of the contract. This agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate’s completion of the production campaign of PROSTASCINT and shipment of the resulting products from Laureate’s facility in Princeton, NJ. We believe that this agreement will provide us with a sufficient supply of PROSTASCINT to satisfy our commercial requirements for approximately the next three to four years, based upon recent sales levels. In addition, we believe the agreement will provide sufficient supply of 7E11-C5 required for the initial clinical development of our therapeutic program. In October 2004, Laureate was acquired by Safeguard Scientifics, Inc. Laureate has continued to operate as a full service contract manufacturing organization and we have not experienced any disruption in Laureate’s performance of its obligations to produce PROSTASCINT.

Advanced Magnetics, Inc. In August 2000, we entered into a license and marketing agreement with Advanced Magnetics, Inc. for COMBIDEX, for all applications, and ferumoxytol (formerly Code 7228) for oncology applications only. In 2000, we also entered into a supply agreement with Advanced Magnetics for COMBIDEX. We have exclusive United States marketing rights to COMBIDEX for all applications. COMBIDEX (ferumoxtran-10) is an investigational functional molecular imaging agent consisting of iron oxide nanoparticles for use in conjunction with magnetic resonance imaging to aid in the differentiation of cancerous from normal lymph nodes, and is currently under review by the FDA. In September 2004, Advanced Magnetics submitted a complete response to an approvable letter received in June 2000 from the FDA for COMBIDEX. On March 3, 2005, the FDA’s Oncologic Drugs Advisory Committee (ODAC) voted 15 to 4 to not recommend approval of the proposed broad indication for COMBIDEX being sought by Advanced Magnetics. On March 24, 2005, Advanced Magnetics informed us that Advanced Magnetics received an approvable letter from the FDA for COMBIDEX, subject to certain conditions. We cannot assure you that Advanced Magnetics will receive FDA approval for COMBIDEX or ferumoxytol (for oncology applications). Our license and marketing agreement with Advanced Magnetics will continue until August 25, 2010, and will thereafter automatically renew for successive five year periods, unless notice of non-renewal or termination is given by us or Advanced Magnetics, 90 days prior to the commencement of any renewal period. In January 2006, we filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties’ 2000 license agreement. The complaint seeks damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX in compliance with the terms of the licensing agreement. In February 2006, Advanced Magnetics filed an answer to our complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process. We believe these counterclaims have no merit and we plan to conduct a vigorous defense of these counterclaims.

Sloan Kettering Institute for Cancer Research. In 1993, we began a development program with SKICR involving PSMA and our proprietary monoclonal antibody. In November 1996, we exercised an option for, and obtained, an exclusive worldwide license from the SKICR to its PSMA-related technology. The license will terminate on the date of expiration of the last to expire of the licensed patents unless it is terminated earlier.

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

Any licenses required under any of these third-party patents or proprietary rights may not be available on commercially reasonable terms, if at all. Moreover, the laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States. We cannot predict whether our or our competitors’ pending patent applications will result in the issuance of valid patents which may significantly and adversely affect our business, financial condition and results of operations.

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

PROSTASCINT is currently manufactured at a current Good Manufacturing Practices, or cGMP, compliant manufacturing facility operated by Laureate Pharma, L.P. We entered into a development and manufacturing agreement with DSM Biologics Company B.V. in July 2000, which we intended would replace an earlier arrangement we had with Laureate with respect to PROSTASCINT. Our relationship with DSM was subsequently terminated. Although we entered into another agreement with Laureate in September 2004 which provides for Laureate’s manufacture of PROSTASCINT for us, our failure to maintain a long term supply agreement on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations. In October 2004, Laureate was acquired by Safeguard Scientifics, Inc. Laureate has continued to operate as a full service contract manufacturing organization and we have not experienced any disruption in Laureate’s performance of its obligations to produce PROSTASCINT.

We have an agreement with BMS-MI to manufacture QUADRAMET for us. Both primary components of QUADRAMET, particularly Samarium-153 and EDTMP, are provided to BMS-MI by outside suppliers. Due to radioactive decay, Samarium-153 must be produced on a weekly basis. BMS-MI obtains its requirements for Samarium-153 from a sole supplier and EDTMP from another sole supplier. Alternative sources for these components may not be readily available, and any alternative supplier would have to be identified and qualified, subject to all applicable regulatory guidelines. If BMS-MI cannot obtain sufficient quantities of the components on commercially reasonable terms, or in a timely manner, it would be unable to manufacture QUADRAMET on a timely and cost-effective basis, which would have a material adverse effect on our business, financial condition and results of operations.

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

In February 2006, we executed a binding letter of intent with Savient Pharmaceuticals, Inc. to negotiate a definitive agreement granting us exclusive marketing rights for SOLTAMOX (tamoxifen citrate) in the United States. SOLTAMOX, an oral liquid hormonal therapy, is approved for marketing in the United States. Consummation of the transaction is subject to a number of conditions, including satisfactory completion of due diligence by us and negotiation and execution of definitive licensing and supply agreements.

In August, 2000, we entered into a license and marketing agreement with Advanced Magnetics for COMBIDEX, for all applications, and ferumoxytol (formerly Code 7228) for oncology applications only. We have exclusive United States marketing rights to COMBIDEX. On March 3, 2005, the FDA’s Oncologic Drugs Advisory Committee (ODAC) voted 15 to 4 to not recommend approval of the proposed broad indication for COMBIDEX being sought by Advanced Magnetics. On March 24, 2005, Advanced Magnetics, Inc. informed us that Advanced Magnetics received an approvable letter from the FDA for COMBIDEX, subject to certain conditions.

We cannot assure you, however, that Advanced Magnetics will obtain approval from the FDA for COMBIDEX on a timely basis, if at all. If Advanced Magnetics does not secure regulatory approval for COMBIDEX, we will not be permitted to sell and market COMBIDEX as we have anticipated and we will not realize any return on the significant amount of time and resources we have allocated to COMBIDEX. Ferumoxytol is being developed by Advanced Magnetics for use as an iron replacement therapeutic in chronic kidney disease patients and Advanced Magnetics has stated that no clinical applications are currently planned or contemplated for oncology applications. We cannot assure you that ferumoxytol will be developed for oncology applications.

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

Regulatory agency approval for a product or agent may not be received and may entail limitations on the indicated uses that could limit the potential market for that product. For example, as disclosed in our press releases and periodic filings, we have exclusive United States marketing rights to COMBIDEX, an investigational functional molecular imaging agent consisting of iron oxide nanoparticles, which is currently being developed for use in conjunction with magnetic resonance imaging to aid in the differentiation of cancerous from normal lymph nodes, and is under review by the FDA. In June 2000, Advanced Magnetics received an approvable letter from the FDA with respect to COMBIDEX. An approvable letter is a written communication to an applicant from the FDA stating that the agency will approve the application or abbreviated application if specific and satisfactory additional information or material is submitted or specific conditions are met. An approvable letter does not constitute approval of any part of an application or abbreviated application and does not permit marketing of the drug that is the subject of the application or abbreviated application. In September 2004, Cytogen and Advanced Magnetics announced that Advanced Magnetics submitted a complete response to the approvable letter for COMBIDEX. On March 3, 2005, the FDA’s Oncologic Drugs Advisory Committee, or ODAC, voted 15 to 4 to not recommend approval of the proposed broad indication for COMBIDEX being sought by Advanced Magnetics. On March 24, 2005, Advanced

Magnetics informed us that Advanced Magnetics received an approvable letter from the FDA for COMBIDEX, subject to certain conditions.

If and when we obtain approval or clearance for our products, the marketing, manufacture, labeling, packaging, adverse event and other reporting, storage, advertising and promotion and record keeping related to our products would remain subject to extensive regulatory requirements. Discovery of previously unknown problems with a drug, its manufacture or its manufacturer may result in restrictions on that drug, manufacture or manufacturer, including withdrawal of the drug from the market.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of these changes, if any, may be.

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

On December 17, 2002, we entered into a letter agreement with Michael D. Becker in connection with Mr. Becker’s promotion to President and Chief Executive Officer of the Company. Mr. Becker’s annual base salary for 2006 is $312,000. Mr. Becker is also eligible to participate in our Cytogen Corporation Performance Bonus Plan, as and if approved by our Board of Directors, with a target bonus rate of 35% of base salary based upon performance objectives. Mr. Becker is also entitled to all existing Company benefits. In addition, Mr. Becker was granted options to purchase 200,000 shares of our common stock under our 1995 Stock Option Plan, of which options to purchase 150,000 shares are performance-based and will vest, if at all, upon the achievement of milestones as determined by our Board of Directors. Mr. Becker has subsequently received additional options to purchase shares of our common stock. Under the terms of the letter agreement, in the event we terminate Mr. Becker’s employment for reasons other than for cause, as defined therein, Mr. Becker shall be entitled to receive twelve months’ base pay and continuation of benefits under COBRA, and a pro rata portion of any incentive benefits earned through the date of termination.

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

Our business is subject to product liability risks inherent in the testing, manufacturing and marketing of our products and product liability claims may be asserted against us, our collaborators or our licensees. While we currently maintain product liability insurance in the amount of $10.0 million, such coverage may not be adequate to protect us against future product liability claims. In addition, product liability insurance may not be available to us in the future on commercially reasonable terms, if at all. Although we have not had a history of claims payments that have exceeded our insurance coverage or available financial resources, if liability claims against us exceed our financial resources or coverage amounts, we may have to curtail or terminate our operations. In addition, while we currently maintain directors and officers liability insurance in the amount of $25.0 million and an additional $5.0 million of personal liability coverage for directors and officers, such coverage may not be available on commercially reasonable terms or be adequate to cover any claims that we may be required to satisfy in the future. Our insurance coverage is subject to industry standard and certain other limitations.

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

Our cash, cash equivalents and short-term investments were $30.3 million at December 31, 2005. We expect that our existing capital resources should be adequate to fund our operations and commitments into 2007.

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

If we raise additional capital by issuing equity securities or convertible debentures, such issuance will result in ownership dilution to our existing stockholders, and new investors could have rights superior to those of our existing stockholders. The extent of such dilution will vary based upon the amount of capital raised.

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

Health Insurance Portability and Accountability Act of 1996. HIPAA created new healthcare related crimes, and granted authority to the Secretary of the Department of Health and Human Services, or HHS, to impose certain civil penalties. Particularly, the Secretary may now exclude from Medicare any individual with a direct or indirect ownership interest in an entity convicted of healthcare fraud or excluded from the program. Under HIPAA and other healthcare laws, it is a crime to knowingly and willfully commit a healthcare fraud, and knowingly and willfully falsify, or conceal material information or make any materially false or fraudulent statements in connection with claims and payment for healthcare services by a healthcare benefit plan. HIPAA also created new programs to control fraud and abuse, and requires new investigations, audits and inspections.

We believe that our operations materially comply with applicable regulatory requirements. We cannot assure you of the outcome of any inquiry audit or investigation undertaken by HHS, OIG or DOJ. If we are ever found to have engaged in improper practices, we could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief, and suspension or exclusion of the entity or individuals from participation in federal and state healthcare programs.

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

QUADRAMET, however, is manufactured and shipped as radioactive, and therefore, the manufacturing and distribution of this product must comply with regulations promulgated by the U.S. Nuclear Regulatory Commission. BMS-MI manufacturers and distributes QUADRAMET, and is, therefore, subject to these regulations.

We have been and, in the future, may be subject to patent litigation.

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

In the event that we are unable to maintain compliance with all relevant Nasdaq Listing Standards, our securities may be subject to delisting from the Nasdaq National Market. If such delisting occurs, the market price and market liquidity of our common stock may be adversely affected. Such listing standards include, among other things, requirements related to the market value of our listed securities and publicly-held shares, and the minimum bid price for such shares. The minimum bid requirement is $1.00 per share. On March 1, 2006, the closing sale price of our common stock as reported by Nasdaq was $3.37.

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

At December 31, 2005, stock options to purchase 1,134,296 shares of our common stock were outstanding and the weighted-average exercise price per share of these options was $9.18. At December 31, 2005, warrants to purchase 3,803,086 shares of our common stock were outstanding and the weighted-average exercise price per share of these warrants was $8.16.

The following table summarizes information about outstanding warrants to purchase our common stock at December 31, 2005:

Exercise Price	Outstanding Warrants	Aggregate Exercise Price
$4.25	1,118,868	$4,755,189
$5.65	70,000	$395,500
$6.00	776,096	$4,656,576
$6.91	315,790	$2,182,108
$10.97	250,000	$2,742,500
$12.80	1,272,332	$16,285,850

The warrants exercisable at $10.97 per share and $12.80 per share become automatically exercised, in full, if our common stock trades for 30 consecutive trading days at 130% of the respective exercise prices.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

In December 2005, Trapezoid Healthcare Communications LLC filed a complaint against us in the Superior Court of New Jersey, Law Division, Mercer County, seeking approximately $426,000 in damages arising our of our alleged failure to pay Trapezoid for marketing services allegedly provided to us. We plan to conduct a vigorous defense of such claim. At December 31, 2005, the Company has established a reserve for the full amount of this claim.

In January 2006, we filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties’ 2000 license agreement. The complaint seeks damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX in compliance with the terms of the licensing agreement. In February 2006, Advanced Magnetics filed an answer to our complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process. We believe these counterclaims have no merit and we plan to conduct a vigorous defense of such counterclaims.

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

2004	High	Low
First Quarter	$15.25	$10.88
Second Quarter	$16.46	$10.39
Third Quarter	$16.65	$9.90
Fourth Quarter	$11.67	$9.17

2005
First Quarter	$15.72	$5.44
Second Quarter	$5.95	$3.46
Third Quarter	$5.47	$3.68
Fourth Quarter	$4.09	$2.71

As of March 1, 2006, there were approximately 2,909 holders of record of our common stock and there were approximately 29,000 beneficial holders of our common stock.

We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors.

Item 6.	Selected Financial Data

The following selected financial information has been derived from our audited consolidated financial statements for each of the five years in the period ended December 31, 2005. The selected financial data set forth below should be read in conjunction with the consolidated financial statements, including the notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other information provided elsewhere in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(All amounts in thousands, except per share data)
Statements of Operations Data:
Revenues:
Product revenues	$15,757	$14,480	$9,823	$10,626	$8,782
Royalties	—	—	1,105	1,842	2,063
License and contract	189	139	2,914	463	912

Total revenues	15,946	14,619	13,842	12,931	11,757

Operating Expenses:
Cost of product related revenue	9,621	9,309	6,268	4,748	4,216
Selling, general and administrative	25,895	20,318	11,867	11,272	11,427
Research and development	6,064	3,206	2,342	7,580	9,842
Equity in loss of joint venture	3,175	2,896	3,452	2,886	332
Impairment of intangible assets(1)	—	—	115	1,729	—

Total operating expenses	44,755	35,729	24,044	28,215	25,817

Operating loss	(28,809)	(21,110)	(10,202)	(15,284)	(14,060)
Loss on investment	—	—	—	(516)	—
Other income (expense), net	598	263	(44)	101	857
Decrease in value of warrant liability	1,666	—	—	—	—

Loss before income taxes	(26,545)	(20,847)	(10,246)	(15,699)	(13,203)
Income tax benefit	(256)	(307)	(888)	—	(1,103)

Net loss	$(26,289)	$(20,540)	$(9,358)	$(15,699)	$(12,100)

Basic and diluted net loss per share	$(1.54)	$(1.40)	$(0.92)	$(1.85)	$(1.56)

Weighted-average common shares outstanding, basic and diluted	17,117	14,654	10,205	8,466	7,778

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,337	$35,825	$30,215	$14,725	$11,309
Total assets	44,790	50,413	43,695	19,894	21,492
Warrant liability	1,869	—	—	—	—
Other long-term liabilities	46	47	2,454	2,614	2,291
Accumulated deficit	(412,567)	(386,278)	(365,738)	(356,380)	(340,681)
Stockholders’ equity	37,578	40,030	36,040	10,588	11,214

(1)	Reflects a non-cash charge to write off the carrying value of the licensing fees associated with NMP22 BLADDERCHEK in 2003 and BRACHYSEED in 2002.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms. These forward-looking statements include the impact of SFAS No. 123(R), statements regarding additional funding of the PSMA technologies, growth and market penetration for QUADRAMET and PROSTASCINT, revenues, if any, from our joint venture with Progenics Pharmaceuticals Inc., increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for PROSTASCINT and QUADRAMET, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Annual Report on Form 10-K that are not historical facts. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Factors that could cause actual results to differ materially, include, market acceptance of our products, the results of our clinical trials, our ability to hire and retain employees, economic and market conditions generally, our receipt of requisite regulatory approvals for our products and product candidates, the continued cooperation of our marketing and other collaborative and strategic partners, our ability to protect our intellectual property, and the other risks identified under the caption “Risk Factors” provided elsewhere in this Annual Report on Form 10-K and those under the caption “Risk Factors,” as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

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

Overview

Founded in 1980, Cytogen Corporation of Princeton, NJ is a biopharmaceutical company dedicated to improving the lives of patients with cancer by acquiring, developing and commercializing innovative molecules targeting the sites and stages of cancer progression. Our marketed products include QUADRAMET (samarium Sm-153 lexidronam injection) and PROSTASCINT (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States. We also have exclusive United States marketing rights to COMBIDEX (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (formerly Code 7228) for oncology applications in the United States. Our development pipeline consists of therapeutics targeting prostate-specific membrane antigen (“PSMA”), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors.

In February 2006, we executed a binding letter of intent with Savient Pharmaceuticals, Inc. to negotiate a definitive agreement granting us exclusive marketing rights for SOLTAMOX (tamoxifen citrate) in the United States. SOLTAMOX is an oral liquid hormonal therapy approved for marketing in the United States. Consummation of the transaction is subject to a number of conditions, including satisfactory completion of due diligence by us and negotiation and execution of definitive licensing and supply agreements.

Significant Events in 2005

FDA Committee Votes Not to Recommend Approval of Proposed Broad Indication for Combidex and Advanced Magnetics Receives Approvable Letter for Combidex

On March 3, 2005, the FDA’s Oncologic Drugs Advisory Committee voted to not recommend approval of the proposed broad indication for COMBIDEX being sought by Advanced Magnetics, the developer of COMBIDEX. On March 24, 2005, we announced that Advanced Magnetics, Inc., the developer of COMBIDEX, which is exclusively licensed to Cytogen for marketing in the United States, had informed Cytogen that Advanced Magnetics received an approvable letter from the FDA for COMBIDEX, subject to certain conditions.

Collaboration with The Dow Chemical Company to Develop PSMA Antibody for Treatment of Cancer

On May 6, 2005, we announced that we had entered into a collaboration with The Dow Chemical Company to create a targeted oncology product designed to treat prostate and other cancers. The agreement applies proprietary MeO-DOTA bifunctional chelant technology from Dow to radiolabel our PSMA antibody with a therapeutic radionuclide. PSMA is a protein highly expressed on the surface of prostate cancer cells and the neovasculature of many solid tumors. Under the agreement, proprietary chelation technology and other capabilities, provided through ChelaMedSM radiopharmaceutical services from Dow, will be used to attach a therapeutic radioisotope to the same murine monoclonal antibody utilized in our PROSTASCINT (capromab pendetide) molecular imaging agent. This antibody, called 7E11-C5.3 (“7E11”), is directed against an intracellular epitope of PSMA. Dow’s MeO-DOTA bifunctional chelant will be utilized to attach the beta emitting radionuclide lutetium-177 as a payload to the 7E11 antibody, enabling targeted delivery of this cytotoxic agent. The 7E11 antibody was excluded from the PSMA technology licensed to our PSMA joint venture. We intend to develop the resulting innovative molecule for the treatment of various cancers, but initially in prostate, that express the PSMA marker.

Sale of Common Stock and Warrants

On July 19, 2005, we announced that we entered into a securities purchase agreement with certain institutional investors for the sale of 3,104,380 shares of our common stock and 776,096 warrants to purchase shares of our common stock having an exercise price of $6.00 per share, through a registered direct offering. In exchange for $4.50, the purchasers received one share of common stock and warrants to purchase .25 shares of common stock. These warrants are exercisable beginning six months and ending ten years after their issuance. The transaction provided net proceeds of approximately $13.9 million to us. The transaction closed on July 20, 2005 and August 2, 2005. There was no placement agent in this transaction.

On December 13, 2005, we announced that we entered into a securities purchase agreement with certain institutional investors for the sale of 3,729,556 shares of our common stock and 932,390 warrants to purchase shares of our common stock, through a registered direct offering. The warrants have an exercise price of $4.25 per share and are exercisable beginning six months and ending five years after their issuance. In exchange for $3.56, the purchasers received one share of our common stock and warrants to purchase .25 shares of our common stock. The transaction provided net proceeds of approximately $12.5 million to us. The placement agent in this transaction received compensation consisting of (i) a cash fee equal to 5% of the aggregate gross proceeds and (ii) warrants to purchase 186,478 shares of our common stock having an exercise price of $4.25 per share and exercisable beginning six months and ending five years after their issuance.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 as Compared to December 31, 2004

Revenues

			Increase/(Decrease)
	2005	2004	$	%
	(All amounts in thousands, except percentage data)
PROSTASCINT	$7,407	$7,186	$221	3%
QUADRAMET	8,350	7,293	1,057	14%
NMP22 BLADDERCHEK (ceased December 2004)	—	1	(1)	(100)%
License and Contract	189	139	50	36%

	$15,946	$14,619	$1,327	9%

Total revenues for the year ended December 31, 2005 were $15.9 million compared to $14.6 million for the same period in 2004. Product revenues accounted for 99% of total revenues in each of 2005 and 2004. License and contract revenues accounted for the remainder of revenues. If QUADRAMET or PROSTASCINT does not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable. Further, if COMBIDEX does not receive regulatory approval, we will not be permitted to sell and market COMBIDEX as we have anticipated and we will not realize any return on the significant amount of time and resources we have allocated to COMBIDEX.

PROSTASCINT. PROSTASCINT sales were $7.4 million for the year ended December 31, 2005, an increase of $221,000 from $7.2 million for the same period of 2004. Sales of PROSTASCINT accounted for 47% and 50% of product revenues for 2005 and 2004, respectively. PROSTASCINT has historically been a challenging product for physicians and technologists to use, in part due to inherent limitations in nuclear medicine imaging. We believe that future growth and market penetration of PROSTASCINT is dependent upon, among other things: (i) improving image quality through fusion technology; (ii) validating the antigen targeted by PROSTASCINT as an independent prognostic factor; (iii) the publication and presentation of outcomes data; (iv) development of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy; and (v) expanding clinical development to demonstrate the potential for PROSTASCINT to monitor response to cytotoxic therapies and image other cancers. We cannot provide any assurance that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

QUADRAMET. We recorded QUADRAMET sales of $8.4 million for the year ended December 31, 2005, an increase of $1.1 million from $7.3 million for the same period of 2004. QUADRAMET sales accounted for 53% and 50% of product revenues for 2005 and 2004, respectively. We believe that such increase in QUADRAMET sales was due to increased demand associated with our focused marketing programs. We have the right to market QUADRAMET in North America and Latin America. Currently, we market QUADRAMET only in the United States. We believe that the future growth and market penetration of QUADRAMET is dependent upon, among other things: (i) distinguishing the physical properties of QUADRAMET from first-generation agents within its class; (ii) empowering and marketing to key prescribing audiences; (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma; (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents; and (v) expanding clinical development to demonstrate the potential tumoricidal versus palliative attributes of QUADRAMET. We cannot provide any assurance that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

NMP22 BLADDERCHEK. There were no NMP22 BLADDERCHEK sales during 2005 compared to $1,000 in 2004. Effective December 31, 2004, we stopped selling NMP22 BLADDERCHEK.

License and Contract Revenues. License and contract revenues were $189,000 and $139,000 for the years ended December 31, 2005 and 2004, respectively. We recognized $185,000 of contract revenues in 2005, compared to $106,000 in 2004, for limited services provided by us to the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc. The level of future revenues, if any, for contract services provided to the joint venture may vary and will depend upon the extent of research and development services required by the joint venture. We and Progenics have not agreed on a work plan and annual budget for 2006 for the joint venture and, therefore, will not recognize revenue from the joint venture until the work plan and budget are approved.

Operating Expenses

			Increase/(Decrease)
	2005	2004	$	%
	(All amounts in thousands, except percentage data)
Cost of product related revenues	$9,621	$9,309	$312	3%
Selling, general and administrative	25,895	20,318	5,577	27%
Research and development	6,064	3,206	2,858	89%
Equity in loss of joint venture	3,175	2,896	279	10%

	$44,755	$35,729	$9,026	25%

Total operating expenses for the year ended December 31, 2005 were $44.8 million compared to $35.7 million for the same period of 2004.

Cost of Product Related Revenues. Cost of product related revenues for the year ended December 31, 2005 was $9.6 million compared to $9.3 million for the same period of 2004 and primarily reflects manufacturing costs for PROSTASCINT and QUADRAMET, royalties on our sales of products and amortization of the up-front payment to Berlex Laboratories to reacquire the marketing rights to QUADRAMET in 2003. The increase from the prior year was due primarily to contractual increases in 2005 related to our agreement with BMS-MI, and higher royalties to Berlex on our sales of QUADRAMET as a result of increased product sales.

Selling, General and Administrative. Selling, general and administrative expenses for the year ended December 31, 2005 were $25.9 million compared to $20.3 million for the same period of 2004. The increase from the prior year was due primarily to the expansion of our sales force and the implementation of other marketing initiatives for our planned and existing products. The selling, general and administrative expenses in 2004 also include increased legal and professional fees as well as a payment related to the settlement, in September 2004, of a patent infringement suit filed by Immunomedics, Inc. against us and C.R. Bard Inc. in February 2000. As of March 1, 2006, we employed 50 people in sales and marketing.

Research and Development. Research and development expenses for the year ended December 31, 2005 were $6.1 million compared to $3.2 million for the same period of 2004. The increase from the prior year period is primarily driven by new clinical development initiatives for both QUADRAMET and PROSTASCINT, and the pre-clinical development costs associated with our radiolabeled therapeutic program to attach the therapeutic radionuclide lutetium-177 as a payload to the 7E11 monoclonal antibody utilized in PROSTASCINT. The increase is partially offset by savings from the closure of our AxCell BioSciences facility in the fourth quarter of 2004. The 2005 and 2004 expenses also included a charge of $500,000 and $497,000, respectively, related to the issuance of shares of our common stock in August 2005 and November 2004, respectively, to the stockholders and debtholders of Prostagen Inc. made pursuant to the terms of an addendum to our Stock Exchange Agreement dated June 15, 1999, related to the progress of certain PSMA development programs. In 2006, we expect to expand the development programs for our marketed products beyond the current indications through new and ongoing clinical studies which may increase current expenditure levels.

In 2005 and 2004, we incurred $50,000 and $621,000, respectively, in expenses relating to AxCell’s operations. In September 2002, we significantly reduced AxCell’s workforce to reduce the cash expenditures relating to AxCell in order to leverage our oncology franchise. Further, in July 2004, as part of our continuing efforts to reduce non-strategic expenses, we initiated the closure of AxCell’s facilities. Research projects through academic, governmental and corporate collaborators to be supported and additional applications for the intellectual property and technology at AxCell are being pursued.

Equity in Loss of Joint Venture. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc., was $3.2 million in 2005 compared to $2.9 million for the same period of 2004, and represented 50% of the joint venture’s operating losses. The increase over the prior year period reflects our share of the $2.0 million up-front fee incurred by the joint venture in the second quarter of 2005 to license proprietary antibody-drug conjugate technology from Seattle Genetics, Inc. for use with the joint venture’s antibodies targeting PSMA (described below). We equally share ownership and costs of the joint venture with Progenics and account for the joint venture using the equity method of accounting. As of March 15, 2006, we and Progenics have not agreed on a work plan and annual budget for 2006 for the joint venture. We cannot give any assurances that agreement will be reached on such matters in the near future, if at all. The failure to reach agreement with Progenics on these matters could significantly and adversely affect the development of PSMA technologies and products. In 2004, $8.0 million of grants were awarded over four years from the NIH that will be used to develop novel immunotherapies for prostate cancer based upon PSMA. We cannot assure you that the joint venture will continue to receive the benefits of these NIH grants if the operations of the joint venture are terminated. We may incur significant and increasing costs in the future to fund our share of the development costs of the joint venture, although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture.

In June 2005, the joint venture entered into a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to the joint venture. Under the license, the joint venture has the right to use the ADC Technology to link cell-killing drugs to the joint venture’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the SGI Agreement, SGI also is required to provide technical information to the joint venture related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. The joint venture may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). The joint venture is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The joint venture may sub-license the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. The joint venture made a $2.0 million technology access payment to SGI upon execution of the SGI Agreement and will make additional maintenance payments during the term of the SGI Agreement. In addition, the joint venture will make payments, aggregating $15.0 million, upon the achievement of certain defined milestones and will pay royalties to SGI and its Licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to the joint venture under the SGI Agreement, SGI will receive supply and/or labor cost payments from the joint venture at agreed-upon rates. The joint venture’s monoclonal antibody project is currently in the pre-clinical phase of research and development. All costs incurred by the joint venture under the SGI Agreement during the research and development phase of the project will be expensed in the period incurred. The SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The joint venture may terminate the SGI Agreement upon advance written notice to SGI. SGI may terminate the SGI Agreement if the joint venture breaches an SGI in-license that is not cured within a specified time period after written notice. In addition, either party may terminate the SGI Agreement upon breach by the other party that is not cured within a specified time period after written notice or in the event of bankruptcy of the other party. The ability of the joint venture to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of the joint venture in future years.

Interest Income/Expense. Interest income for the year ended December 31, 2005 was $712,000 compared to $448,000 for the same period of 2004. The increase from the prior year period was due to higher average yields partially offset by lower average cash balances in 2005. Interest expense for the year ended December 31, 2005 was $114,000 compared to $185,000 for the same period of 2004. Interest expense includes interest on outstanding debt which was paid off in August 2005 and finance charges on insurance premiums which were financed and purchases of various equipment that are accounted for as capital leases.

Decrease in Value of Warrant Liability. In connection with the sale of our common stock and warrants that provided us with net proceeds of approximately $13.9 million in July and August 2005, we recorded the warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the year ended December 31, 2005, we reported a gain of $1.7 million related to the decrease in fair value of these warrants from issuance dates. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Income Tax Benefit. During 2005, we sold a portion of our New Jersey state net operating loss carryforwards, which resulted in the recognition of $256,000 in income tax benefits. In 2004, we recognized $307,000 in such income tax benefits. Assuming the State of New Jersey continues to fund this program, which is uncertain, the future amount of net operating loss and research and development credit carryforwards which we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

Net Loss. Net loss for the year ended December 31, 2005 was $26.3 million compared to $20.5 million for the same period of 2004. The basic and diluted net loss per share for 2005 was $1.54 based on 17.1 million weighted-average common shares outstanding, compared to a basic and diluted net loss per share of $1.40 based on 14.7 million weighted-average common shares outstanding for the same period in 2004.

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

Cost of Product Related Revenues. Cost of product related revenues for the year ended December 31, 2004 was $9.3 million compared to $6.3 million for the same period of 2003. The increase from the prior year was due primarily to our assumption, in August 2003, of the responsibility for manufacturing costs for QUADRAMET including contractual increases in 2004 related to our new agreement with BMS-MI, royalties to Berlex on our sales of QUADRAMET and the amortization of the up-front payment to Berlex to reacquire QUADRAMET.

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

Equity in Loss of Joint Venture. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics Pharmaceuticals, Inc., was $2.9 million in 2004 compared to $3.5 million for the same period of 2003, and represented 50% of the joint venture’s operating losses. We equally share ownership and costs of the joint venture with Progenics and account for the joint venture using the equity method of accounting. In 2004, $8.0 million of grants were awarded over four years from the NIH that will be used to develop novel immunotherapies for prostate cancer based upon PSMA. We cannot assure you that the joint venture will continue to receive the benefits of these NIH grants if the operations of the joint venture are terminated. We may incur significant and increasing costs in the future to fund our share of the development costs of the joint venture, although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture.

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

COMMITMENTS

We have entered into various contractual and commercial commitments. The following table summarizes our obligations with respect to these commitments as of December 31, 2005:

Contractual Obligation	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(All amounts in thousands)
Capital lease obligations	26	46	—	—	72
Facility leases	338	282	—	—	620
Research and development and other obligations	463	172	151	550	1,336
Manufacturing contracts(1)	4,689	4,689	—	—	9,378
Minimum royalty payments(2)	1,000	2,000	2,000	2,833	7,833

Total	$6,516	$7,189	$2,151	$3,383	$19,239

(1)	Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMS-MI for QUADRAMET whereby BMS-MI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of our agreement, we are obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMS-MI or us on a two year prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMS-MI or us on a two-year prior written notice. Accordingly, we have not included commitments beyond December 31, 2007.

Additionally, in September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. under which Laureate manufactures PROSTASCINT for us in its Princeton, New Jersey facility. The agreement will terminate, unless earlier terminated pursuant to its terms, upon Laureate’s completion of the production campaign for PROSTASCINT and shipment of the resulting products from Laureate’s facility. Under the terms of the agreement, we anticipate paying at least an aggregate of $5.1 million through the end of the term of the contract, of which $1.8 million and $2.3 million have been incurred in 2005 and 2004, respectively. We expect that the agreement will provide us with a sufficient supply of PROSTASCINT to satisfy our commercial requirements for approximately the next four years, based upon current sales levels. In addition, we believe the agreement will provide sufficient supply of 7E11 required for initial clinical development of our therapeutic program.

(2)	We acquired an exclusive license from The Dow Chemical Company for QUADRAMET for the treatment of osteoblastic bone metastases in certain territories. The agreement requires us to pay Dow royalties based on a percentage of net sales of QUADRAMET, or a guaranteed contractual minimum payment, whichever is greater, and future payments upon achievement of certain milestones. Future annual minimum royalties due to Dow are $1.0 million per year in 2006 through 2012 and $833,000 in 2013.

In addition to the above, we are obligated to make certain royalty payments based on sales of the related product and certain milestone payments if our collaborative partners achieve specific development milestones or commercial milestones.

LIQUIDITY AND CAPITAL RESOURCES

Condensed Statement of Cash Flows:

2005
(All amounts in thousands)
Net loss	$(26,289)
Adjustments to reconcile net loss to net cash used in operating activities	(3,179)

Net cash used in operating activities	(29,468)
Net cash provided by investing activities	22,322
Net cash provided by financing activities	24,437

Net increase in cash and cash equivalents	$17,291

Our cash and cash equivalents were $30.3 million as of December 31, 2005, compared to $13.0 million as of December 31, 2004. As of December 31, 2005, our total cash, cash equivalents and short-term investments were $30.3 million compared to $35.8 million as of December 31, 2004. The decrease in cash, cash equivalents and short term investments from the December 31, 2004 balance was primarily due to the payment of $2.3 million to Elan Corporation, plc to satisfy our obligations for a promissory note that matured in August 2005 and to increased operating expenditures in 2005, including costs to promote and support our oncology products and to expand our internal sales force, new clinical development initiatives for both QUADRAMET and PROSTASCINT, pre-clinical development programs associated with the 7E11 antibody and funding for the PSMA Development Company joint venture. During 2005 and 2004, net cash used for operating activities was $29.5 million and $17.7 million, respectively.

Historically, our primary sources of cash have been proceeds from the issuance and sale of our stock through public offerings and private placements, product related revenues, revenues from contract research services, fees paid under license agreements and interest earned on cash and short-term investments.

2005 Capital Raising

On July 19, 2005, we agreed to sell 3,104,380 shares of our common stock and 776,096 warrants to purchase shares of our common stock having an exercise price of $6.00 per share, through a registered direct offering. In exchange for $4.50, the purchasers received one share of common stock and warrants to purchase .25 shares of common stock. These warrants are exercisable beginning six months and ending ten years after their issuance. The transaction provided net proceeds of approximately $13.9 million to us. The transaction closed on July 20, 2005 and August 2, 2005. There was no placement agent in this transaction. The shares of common stock and the shares of common stock underlying the warrants offered by us in this transaction were registered upon issuance under our existing shelf registration statement (referred to below). We are required to maintain the effectiveness of the registration statement as long as the warrants are outstanding. As a result, we classified these warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired. At December 31, 2005, the fair value of the warrants was $1.9 million.

On December 13, 2005, we agreed to sell 3,729,556 shares of our common stock and 932,390 warrants to purchase shares of our common stock at a unit price of $3.56 per unit, through a registered direct offering. The warrants have an exercise price of $4.25 per share and are exercisable beginning six months and ending five years after their issuance. The offering provided net proceeds of approximately $12.5 million to us. The transaction closed on December 14, 2005. The placement agent in this transaction received compensation consisting of (i) a cash fee equal to 5% of the aggregate gross proceeds and (ii) warrants to purchase 186,478 shares of our common stock having an exercise price of $4.25 per share and exercisable beginning six months and ending five years after their issuance.

On November 5, 2004, we filed a shelf registration statement on Form S-3 (File No. 333-120262) with the Securities and Exchange Commission relating to the registration of up to an aggregate of $70.0 million of our common stock, preferred stock, debt securities, warrants and units. The Securities and Exchange Commission declared the registration statement effective on November 19, 2004. Approximately $33.3 million of securities remain available for issuance under this registration statement.

Our long-term financial objectives are to meet our capital and operating requirements through revenues from existing products and licensing arrangements. To achieve these objectives, we may enter into research and development partnerships and acquire, in-license and develop other technologies, products or services. Certain of these strategies may require payments by us in either cash or stock in addition to the costs associated with developing and marketing a product or technology. However, we believe that, if successful, such strategies may increase long-term revenues. We cannot assure you of the success of such strategies or that resulting funds will be sufficient to meet cash requirements until product revenues are sufficient to cover operating expenses, if ever. To fund these strategic and operating activities, we may sell equity, debt or other securities as market conditions permit or enter into credit facilities.

Other Liquidity Events

In February 2006, we executed a binding letter of intent with Savient Pharmaceuticals, Inc. to negotiate a definitive agreement granting us exclusive marketing rights for SOLTAMOX (tamoxifen citrate) in the United States. SOLTAMOX is an oral liquid hormonal therapy approved for marketing in the United States. Under the terms of the letter of intent, we have agreed to pay Savient, upon closing of the transaction, an upfront licensing fee of $2 million and additional contingent sales-based milestone payments of up to a total of $4 million. Savient will also receive royalties on net sales of SOLTAMOX. We intend to enter into a supply agreement with Rosemont Pharmaceuticals Ltd., a wholly owned subsidiary of Savient, for the manufacture and supply of SOLTAMOX. Consummation of the transaction is subject to a number of conditions, including satisfactory completion of due diligence by us and negotiation and execution of definitive licensing and supply agreements.

In September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate is manufacturing PROSTASCINT and its primary raw materials for us in its Princeton, New Jersey facility. Our agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate’s completion of the production campaign and shipment of the resulting products from Laureate’s facility. Under the terms of the agreement, we anticipate paying at least an aggregate of $5.1 million through the end of the contract term, of which $1.8 million was incurred in 2005. We intend that the agreement will provide us with a sufficient supply of PROSTASCINT to satisfy our commercial requirements for approximately three to four years, based upon recent sales levels. In addition, we believe the agreement will provide sufficient supply of 7E11 required for initial clinical development of our therapeutic program. In October 2004, Laureate was acquired by Safeguard Scientifics, Inc. Laureate has continued to operate as a full service contract manufacturing organization and we have not experienced any disruption in Laureate’s performance of its obligations to produce PROSTASCINT.

Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMS-MI whereby BMS-MI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of the new agreement, we are obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMS-MI or us on two years prior written notice. For 2005, we incurred $4.3 million of manufacturing costs for QUADRAMET. This agreement will automatically renew for five successive one-year periods unless terminated by BMS-MI or us on a two year prior written notice. We also pay BMS-MI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service. In addition, we expect our QUADRAMET sales and marketing expenses to increase in 2006.

Beginning in December 2001, we began to equally share the costs of the joint venture with Progenics. In 2005, Cytogen and Progenics each provided funding of $4.0 million to the joint venture. As of March 15, 2006, we and Progenics have not agreed on a work plan and annual budget for 2006 for the joint venture. We cannot give any assurances that agreement will be reached on such matters in the near future, if at all. We expect that the joint venture’s work plan and budget for 2006 will include funding to be made by the joint venture in accordance with the agreement with SGI. The joint venture made a $2.0 million technology access payment to SGI, upon execution of the SGI agreement during June 2005, following a capital contribution by the members. The SGI agreement requires the joint venture to make maintenance payments during the term of the SGI agreement, aggregate payments of $15.0 million upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its licensors. In the event that SGI provides materials or services to the joint venture under the SGI agreement, SGI will receive supply and/or labor cost payments from the joint venture at agreed upon rates. The ability of the joint venture to comply with the terms of the SGI agreement will depend on agreement by the members regarding work plans and budgets of the joint venture in future years. We and Progenics have not committed to fund the joint venture beyond December 31, 2005 at this time, except for obligations under existing contractual commitments as of that date. We may incur significant and increasing costs in the future to fund our share of the development costs from the joint venture although we cannot provide any assurance that any further agreements between us and Progenics will be reached regarding the joint venture. Any funding amount in subsequent periods may vary dependent upon, among other things, the results of the clinical trials and research and development activities, competitive and technological developments, and market opportunities. If no agreement is reached with Progenics, we also may have commitments for certain wind down costs under third party agreements with the joint venture.

We acquired an exclusive license from The Dow Chemical Company for QUADRAMET for the treatment of osteoblastic bone metastases in certain territories. The agreement requires us to pay Dow royalties based on a percentage of net sales of QUADRAMET, or a guaranteed contractual minimum payment, whichever is greater, and future payments upon achievement of certain milestones. During 2005, we incurred $1.0 in royalties to Dow. Future annual minimum royalties due to Dow are $1.0 million per year in 2006 through 2012 and $833,000 in 2013.

On May 6, 2005, we entered into a license agreement with The Dow Chemical Company to create a targeted oncology product designed to treat prostate and other cancers. The agreement applies proprietary MeO-DOTA bifunctional chelant technology from Dow to radiolabel our PSMA antibody with a therapeutic radionuclide. Under the agreement, proprietary chelation technology and other capabilities, provided through ChelaMedSM radiopharmaceutical services from Dow, will be used to attach a therapeutic radioisotope to the 7E11-C5 monoclonal antibody utilized in our PROSTASCINT molecular imaging agent. As a result of the agreement, we are obligated to pay a minimal license fee and aggregate future milestone payments of $1.9 million for each licensed product and royalties based on sales of related products, if any. Unless terminated earlier, the Dow agreement terminates at the later of (a) the tenth anniversary of the date of first commercial sale for each licensed product or (b) the expiration of the last to expire valid claim that would be infringed by the sale of the licensed product. We may terminate the license agreement with Dow on 90 days written notice.

In August 1998, we received $2.0 million from Elan Corporation, plc in exchange for a convertible promissory note. The note bore annual interest of 7%, however, such interest was not payable in cash, but was added to the principal of the note through August 2000; thereafter interest was paid in cash. In August 2005, we made a payment of $2.3 million to satisfy our obligations on the promissory note and unpaid accrued interest.

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources should be adequate to fund our operations and commitments at least into 2007. We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including: (i) the successful commercialization of our products; (ii) the costs associated with the acquisition of complementary products and technologies; (iii) progress in our product development efforts and the magnitude and scope of such efforts; (iv) progress with clinical trials; (v) progress with regulatory affairs activities; (vi) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; (vii) competing technological and market developments; and (viii) the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We cannot assure you that the financial sources described above will be available when needed or at terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005 includes a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from those estimates.

Revenue Recognition

Product related revenues include product sales by us to our customers and QUADRAMET royalties earned by us prior to August 2003. Product sales are recognized when the customer takes ownership of the products and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an agreement exists and the sales price is fixed or determinable. Product returns are accepted under limited circumstances and are estimated based upon historical experience. We may provide rebates and volume discounts to our customers from time to time. Such rebates and discounts are recorded as a reduction of product sales when earned by the customer.

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

Warrant Liability

We follow Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit us to settle in unregistered shares. We do not have that ability under the securities purchase agreement for the warrants issued in July and August 2005 and, as EITF 00-19 considers the ability to keep a registration statement effective as beyond our control, the warrants cannot be classified as permanent equity and are instead classified as a liability in the accompanying consolidated balance sheet.

We record the warrant liability at its fair value using a Black-Scholes option-pricing model and remeasure it at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants are reported in the consolidated statements of operations as non-operating income or expense. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants issued in July and August 2005.

New Accounting Pronouncements

Abnormal Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we will adopt SFAS 151 in our fiscal year beginning January 1, 2006. We do not expect that the adoption will have a material effect on our results of operations or financial condition.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule allowing companies to implement

SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we have adopted SFAS No. 123(R) in our fiscal year beginning January 1, 2006. We currently expect to use the modified prospective method of adoption and therefore will not restate our prior year results. Under the new standard, compensation cost will be measured based on the fair value of the instrument on the grant date. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options outstanding as of the effective date. SFAS No. 123(R) eliminates our ability to account for such transactions using the intrinsic method currently used by us. SFAS No. 123(R) also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that do not meet certain criteria. Although we are currently evaluating the impact of adopting the standard, it will have a material effect on our consolidated financial statements.

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

We are exposed to certain risks arising from changes in the price of our common stock, primarily due to the potential effect of changes in fair value of the warrant liability related to the warrants issued in July and August 2005. The warrant liability is measured at fair value using a Black-Scholes option-pricing model at each reporting date and is subject to significant increases or decreases in value and a corresponding loss or gain in the statement of operations due to the effects of changes in the price of common stock at period end and the related calculation of volatility.

Item 8.	Financial Statements and Supplementary Data

The financial statements required to be disclosed under this Item are submitted as a separate section of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

(b)	Internal Controls Over Financial Reporting

(1) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, (1) on our management’s assessment of the effectiveness of our internal control over financial reporting and (2) on the effectiveness of our internal control over financial reporting.

(2) Attestation Report of the Independent Registered Public Accounting Firm

The Company’s independent registered public accounting firm has issued its report on our assessment and effectiveness of the Company’s internal control over financial reporting. This report appears on page 73 of this Annual Report on Form 10-K.

(3) Changes in Internal Control Over Financial Reporting

Other than that noted below, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended December 31, 2005, we implemented a remediation plan to address the material weakness in our internal control over financial reporting that existed as of September 30, 2005 as disclosed in our September 30, 2005 Quarterly Report on Form 10-Q. Our remediation plan included the following changes in internal control over financial reporting:

•	Improved the accounting knowledge of financial personnel through training and education to ensure that financial personnel have the appropriate level of technical expertise to effectively interpret and apply accounting standards.

•	Expanded the use of third party accounting advisors to provide an additional level of review for selected accounting transactions, particularly those deemed non-routine or complex.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cytogen Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Cytogen Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Cytogen Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cytogen Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Cytogen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytogen Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Princeton, New Jersey

March 15, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Company

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors”, “Executive Officers and Key Employees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

The discussion under the heading “Independent Auditors’ Fees and Services” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as a part of the Report:

(1) and (2) The response to this portion of Item 15 is submitted as a separate section of this Annual Report on Form 10-K, beginning on page F-1.

(3) Exhibits –

Exhibit No.

3.1.1	Restated Certificate of Incorporation of Cytogen Corporation, as amended. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996, and incorporated herein by reference.

3.1.2	Certificate of Amendment to the Restated Certificate of Incorporation of Cytogen Corporation, as amended. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed with the Commission on August 11, 2000, and incorporated herein by reference.

3.1.3	Certificate of Amendment to the Restated Certificate of Incorporation, as amended, as filed with the Secretary of State of the State of Delaware on October 25, 2002. Filed as an exhibit to the Company’s Current Report on Form 8-K, dated October 25, 2002, filed with the Commission on October 25, 2002, and incorporated herein by reference.

3.1.4	Certificate of Designations of Series C Junior Participating Preferred Stock of Cytogen Corporation. Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference.

3.1.5	Certificate of Amendment to the Restated Certificate of Incorporation dated June 15, 2005. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the Commission on August 9, 2005, and incorporated herein by reference.

3.2	By-Laws of Cytogen Corporation, as amended and restated. Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 11 2005, and incorporated herein by reference.

4.1.1	Amended and Restated Rights Agreement, dated as of October 19, 1998 between Cytogen Corporation and Chase Mellon Shareholder Services, L.L.C., as rights agent. The Amended and Restated Rights Agreement includes the Form of Certificate of Designations of Series C Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights as Exhibit C. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998, and incorporated herein by reference.

4.1.2	Agreement for Substitution and Amendment of Rights Agreement by and between Cytogen Corporation and American Stock Transfer & Trust Company dated September 1, 2004. Filed as an exhibit to the Company’s Current Report on Form 8-K, dated September 1, 2004, filed with the Commission on September 2, 2004, and incorporated herein by reference.

10.1.1	Lease Agreement, dated as of March 16, 1987, by and between Peregrine Investment Partners I, as lessor, and Cytogen Corporation, as lessee. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended January 2, 1988, filed with the Commission on April 1, 1988, and incorporated herein by reference.

Exhibit No.

10.1.2	Amendment, dated as of October 16, 1987, to Lease Agreement between Peregrine Investment Partners I and Cytogen Corporation. Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-30595), filed with the Commission on August 18, 1989, and incorporated herein by reference.

10.2	1989 Employee Stock Option Plan. Filed as an exhibit to Company’s Registration Statement on Form S-8 (Reg. No. 33-30595), filed with the Commission on August 18, 1989, and incorporated herein by reference. +

10.3.1	1988 Stock Option Plan for Non-Employee Directors. Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 33-30595), filed with the Commission on August 18, 1989, and incorporated herein by reference. +

10.3.2	Amendment No. 2 to the Cytogen Corporation 1988 Stock Option Plan for Non-Employee Directors dated May 22, 1996. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996, and incorporated herein by reference. +

10.4	1989 Stock Option Policy for Outside Consultants. Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Reg. No. 33-31280), and incorporated herein by reference. +

10.5.1	License Agreement dated March 31, 1993 between Cytogen Corporation and The Dow Chemical Company. Filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1993, filed with the Commission on October 13, 1993, and incorporated herein by reference.*

10.5.2	Amendment of the License Agreement between Cytogen Corporation and The Dow Chemical Company dated September 5, 1995. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on May 9, 1996, and incorporated herein by reference.*

10.5.3	Second Amendment to the License Agreement between Cytogen Corporation and The Dow Chemical Company dated May 20, 1996. Filed as an exhibit to Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996, and incorporated herein by reference.*

10.6	1992 Cytogen Corporation Employee Stock Option Plan II, as amended. Filed as an exhibit to the Company’s Registration Statement on Form S-4 (Reg. No. 33-88612), filed with the Commission on January 19, 1995, and incorporated herein by reference. +

10.7	License Agreement, dated March 10, 1993, between Cytogen Corporation and The University of North Carolina at Chapel Hill, as amended. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 17, 1995, and incorporated herein by reference.*

10.8	Option and License Agreement, dated July 1, 1993, between Cytogen Corporation and Sloan-Kettering Institute for Cancer Research. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 17, 1995, and incorporated herein by reference.*

10.9	Horosziewicz-Cytogen Agreement, dated April 20, 1989, between Cytogen Corporation and Julius S. Horosziewicz, M.D., DMSe. Filed as an exhibit to the Company’ s Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on March 28, 1996, and incorporated herein by reference.*

Exhibit No.

10.10	Severance Agreement effective as of March 26, 1996 between Cytogen Corporation and John D. Rodwell, Ph.D. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission on March 24, 1997, and incorporated herein by reference. +

10.11	License Agreement between Targon Corporation and Elan Corporation, plc dated July 21, 1997. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission on August 6, 1997, and incorporated herein by reference.*

10.12	Convertible Promissory Note dated as of August 12, 1998 between Cytogen Corporation and Elan International Services, Ltd. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998, and incorporated herein by reference.

10.13	Employment agreement effective as of August 20, 1998 between Cytogen Corporation and H. Joseph Reiser. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998, and incorporated herein by reference. +

10.14	License Agreement by and between Berlex Laboratories, Inc. and Cytogen Corporation dated as of October 28, 1998. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998, and incorporated herein by reference.

10.15	Manufacturing Space Agreement between Bard BioPharma L.P. and Cytogen Corporation dated as of January 7, 1999. Filed as an exhibit to Amendment No. 1 to the Company’s Registration Statement on form S-1 (Reg. No. 333-67947), filed with the Commission on January 27, 1999, and incorporated herein by reference.

10.16.1	Limited Liability Company Agreement of PSMA Development Company LLC by and among Cytogen Corporation, Progenics Pharmaceuticals, Inc. and the PSMA Development Company LLC dated June 15, 1999. Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Reg. No. 333-83215), filed with the Commission on July 20, 1999, and incorporated herein by reference.

10.16.2	Amendment No. 1 to Limited Liability Company Agreement of PSMA Development Company LLC by and among Cytogen Corporation, Progenics Pharmaceuticals, Inc. and PSMA Development Company LLC dated as of March 22, 2002. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission on May 14, 2002, and incorporated herein by reference.

10.17.1	Stock Exchange Agreement among Cytogen Corporation and the Stockholders and Debtholders of Prostagen, Inc. Filed as an exhibit to the Company’s Registration Statement on Form S-3 (Reg. No. 333-83215) dated July 19, 1999, as amended, filed with the Commission on July 20, 1999, and incorporated herein by reference.

10.17.2	Addendum to Stock Exchange Agreement among Cytogen Corporation and the Shareholders and Debtholders of Prostagen, Inc. dated as of May 14, 2002, and amended as of August 13, 2002. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002, and incorporated herein by reference.

Exhibit No.

10.17.3	Addendum No. 2 to Stock Exchange Agreement among Cytogen Corporation and the Stockholders and Debtholders of Prostagen, Inc. Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 19, 2004, filed with the Commission on November 22, 2004, and incorporated herein by reference.

10.18	Strategic Alliance Agreement between AxCell Biosciences Corporation and InforMax, Inc. dated as of September 15, 1999. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 28, 2000, and incorporated herein by reference.*

10.19	AxCell Biosciences Corporation Stock Option Plan. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 28, 2000, and incorporated herein by reference. +

10.20	Master Loan and Security Agreement No. S7600 among Cytogen Corporation, AxCell Biosciences Corporation and Finova Capital Corporation dated December 30, 1999. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 28, 2000, and incorporated herein by reference.

10.21	Written Compensatory Agreement by and between Cytogen Corporation and H. Joseph Reiser dated August 24, 1998, as revised on July 11, 2000. Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-48454), filed with the Commission on October 23, 2000, and incorporated herein by reference. +

10.22	Written Compensatory Agreement by and between Cytogen Corporation and Lawrence Hoffman dated July 10, 2000. Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-48454), filed with the Commission on October 23, 2000, and incorporated herein by reference. +

10.23	License and Marketing Agreement by and between Cytogen Corporation and Advanced Magnetics, Inc. dated August 25, 2000. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000, and incorporated herein by reference.*

10.24	Development and Manufacturing Agreement by and between Cytogen Corporation and DSM Biologics Company B.V. dated July 12, 2000. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission on November 14, 2000, and incorporated herein by reference.*

10.25	Product Manufacturing and Supply Agreement by and between Cytogen Corporation and Draximage Inc. dated December 5, 2000. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001, and incorporated herein by reference. *

10.26	License and Distribution Agreement by and between Cytogen Corporation and Draximage Inc. dated December 5, 2000. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission on March 30, 2001, and incorporated herein by reference. *

10.27	Cytogen Corporation Stock Payment Program Bonus Plan. Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-58384), filed with the Commission on April 6, 2001, and incorporated herein by reference. +

10.28	MFS Fund Distributors, Inc. 401(K) Profit Sharing Plan and Trust. Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference. +

Exhibit No.

10.29	Adoption Agreement for MFS Fund Distributors, Inc. Non-Standardized 401(K) Profit Sharing Plan and Trust, with amendments. Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference.

10.30	Cytogen Corporation Performance Bonus Plan with Stock Payment Program. Filed as an exhibit to Company’s Registration Statement on Form S-8 (Reg. No. 333-75304), filed with the Commission on December 17, 2001, and incorporated herein by reference. +

10.31	Share Purchase Agreement by and between Cytogen Corporation and the State of Wisconsin Investment Board dated as of January 18, 2002. Filed as an exhibit to the Company’s Current Report on Form 8-K, dated January 18, 2002, filed with the Commission on January 24, 2002, and incorporated herein by reference.

10.32	Form of Executive Change of Control Severance Agreement by and between Cytogen Corporation and each of its Executive Officers. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 28, 2002, and incorporated herein by reference. +

10.33.1	Office Space Lease by and between Yardley Associates, L.P. and AxCell Biosciences Corporation dated as of July 23, 1999. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 28, 2002, and incorporated herein by reference.

10.33.2	First Amendment to the Lease Agreement by and between 826 Newtown Associates, L.P. and AxCell Biosciences Corporation dated as of March 16, 2001. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission on May 14, 2001, and incorporated herein by reference.

10.34.1	Sublease Agreement by and between Cytogen Corporation and Hale and Dorr LLP dated as of May 23, 2002. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002, and incorporated herein by reference.

10.34.2	First Amendment to Sublease Agreement by and between Cytogen Corporation and Hale and Dorr LLP dated February 10, 2004. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 7, 2004, and incorporated herein by reference.

10.35	Cytogen Corporation Amended and Restated 1995 Stock Option Plan. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. +

10.36	Amended and Restated 1999 Stock Option Plan for Non-Employee Directors. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference.

10.37	Distribution Agreement by and between Cytogen Corporation and Matritech Inc. dated October 18, 2002. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. *

10.38	Written Compensatory Agreement by and between Cytogen Corporation and Michael D. Becker dated December 17, 2002. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. +

Exhibit No.

10.39	Contract Manufacturing Agreement by and between Cytogen Corporation and Laureate Pharma, L.P. dated January 15, 2003. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. *

10.40	Quality Agreement by and between Cytogen Corporation and Laureate Pharma, L.P. dated January 15, 2003. Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. *

10.41	Securities Purchase Agreement by and among Cytogen Corporation and certain purchasers of the Company’s common stock dated June 6, 2003. Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 6, 2003, filed with the Commission on June 9, 2003, and incorporated herein by reference.

10.42	Form of Common Stock Purchase Warrant issued by the Company in favor of certain purchasers of the Company’s common stock dated June 6, 2003. Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 6, 2003, filed with the Commission on June 9, 2003, and incorporated herein by reference.

10.43	Registration Rights Agreement by and among the Company and certain purchasers of the Company’s common stock dated June 6, 2003. Filed as an exhibit to the Company’s Current Report on Form 8-K dated June 6, 2003, filed with the Commission on June 9, 2003, and incorporated herein by reference.

10.44	Securities Purchase Agreement by and among Cytogen Corporation and certain purchasers of the Company’s common stock dated July 10, 2003. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 10, 2003, filed with the Commission on July 11, 2003, and incorporated herein by reference.

10.45	Form of Common Stock Purchase Warrant issued by Cytogen Corporation in favor of certain purchasers of the Company’s common stock dated July 10, 2003. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 10, 2003, filed with the Commission on July 11, 2003, and incorporated herein by reference.

10.46	Registration Rights Agreement by and among Cytogen Corporation and certain purchasers of the Company’s common stock dated July 10, 2003. Filed as an exhibit to the Company’s Current Report on Form 8-K dated July 10, 2003, filed with the Commission on July 11, 2003, and incorporated herein by reference.

10.47	Share Purchase Agreement by and among Cytogen Corporation and certain purchasers of the Company’s common stock dated November 6, 2003. Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 6, 2003, filed with the Commission on November 7, 2003, and incorporated herein by reference.

10.48	Manufacturing and Supply Agreement by and among Cytogen Corporation, Berlex Laboratories, Inc. and DuPont Pharmaceuticals Company dated November 13, 1998 and effective as of January 1, 1999. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 12, 2003, and incorporated herein by reference. **

10.49	Termination Agreement between Cytogen Corporation and Berlex Laboratories, Inc., dated June 16, 2003. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 12, 2003, and incorporated herein by reference. **

Exhibit No.

10.50	Assignment Agreement between Cytogen Corporation and Berlex Laboratories, Inc., dated August 1, 2003. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 12, 2003, and incorporated herein by reference. **

10.51	Placement Agency Agreement by and among Cytogen Corporation, CIBC World Markets Corp., JMP Securities LLC and ThinkEquity Partners LLC dated April 14, 2004. Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 14, 2004, filed with the Commission on April 15, 2004, and incorporated herein by reference.

10.52	Manufacturing and Supply Agreement by and between Cytogen Corporation and Bristol-Myers Squibb Medical Imaging, Inc. effective as of January 1, 2004. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 7, 2004, and incorporated herein by reference. **

10.53	Cytogen Corporation 2004 Stock Incentive Plan. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004, and incorporated herein by reference. +

10.54	Cytogen Corporation 2004 Non-Employee Director Stock Incentive Plan. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004, and incorporated herein by reference. +

10.55	Manufacturing Agreement dated September 10, 2004 by and between Cytogen Corporation and Laureate Pharma, L.P. Filed as an exhibit to the Company’s Current Report on Form 8-K dated September 10, 2004, filed with the Commission on September 14, 2004, and incorporated herein by reference.**

10.56	Warrant Agreement, dated June 10, 2003, between Cytogen Corporation and Howard Soule, Ph.D. Filed as an exhibit to the Company’s Registration Statement on Form S-8 (Reg. No. 333-121320), filed with the Commission on December 16, 2004, and incorporated herein by reference. +

10.57	Cytogen Corporation Employee Stock Purchase Plan, amended as of February 2005. Filed as an exhibit to the Company’s Current Report on Form 8-K dated February 8, 2005, filed with the Commission on February 10, 2005, and incorporated herein by reference. +

10.58	Form of Securities Purchase Agreement by and among the Company and the Purchasers dated July 19, 2005. Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference.

10.59	Form of Common Stock Purchase Warrant issued by the Company in favor of each Purchaser dated July 19, 2005. Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference.

10.60	Cytogen Corporation 2005 Employee Stock Purchase Plan. Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on September 27, 2005, and incorporated herein by reference.

10.61	Form of Securities Purchase Agreement by and among the Company and the Purchasers dated December 13, 2005. Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 14, 2005, and incorporated herein by reference.

10.62	Form of Common Stock Purchase Warrant issued by the Company in favor of each Purchaser dated December 13, 2005. Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on December 14, 2005, and incorporated herein by reference.

Exhibit No.

10.63	Engagement Agreement dated December 13, 2005 between Cytogen Corporation and Rodman & Renshaw, LLC. Filed as an exhibit to the Company’s Current Report on Form 8-K/A, filed with the Commission on December 14, 2005, and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics of Cytogen Corporation, as amended. Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission on November 9, 2004, and incorporated herein by reference.

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 20, 2002. Filed as an exhibit to the Company’s Current Report on Form 8-K dated May 20, 2002, filed with the Commission on May 20, 2002, and incorporated herein by reference.

16.2	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 22, 2002. Filed as an exhibit to the Company’s Current Report on Form 8-K/A dated May 20, 2002, filed with the Commission on May 22, 2002, and incorporated herein by reference.

16.3	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 24, 2002. Filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on May 24, 2002, and incorporated herein by reference.

21	Subsidiaries of Cytogen Corporation. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

99.1	Financial Statements of PSMA Development Company LLC and notes thereto. Filed herewith.

+	Management contract or compensatory plan or arrangement.

*	We have received confidential treatment of certain provisions contained in this exhibit pursuant to an order issued by the Securities and Exchange Commission. The copy filed as an exhibit omits the information subject to the confidentiality grant.

**	We have submitted an application for confidential treatment with the Securities and Exchange Commission with respect to certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality application.

(b) Exhibits:

The Exhibits filed with this Form 10-K are listed above in response to Item 15(a)(3).

(c) Financial Statement Schedules:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of March, 2006.

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

	Signature	Title	Date

By:	/S/ MICHAEL D. BECKER	Chief Executive Officer and President (Principal Executive Officer and Director)	March 16, 2006
Michael D. Becker

By:	/S/ CHRISTOPHER P. SCHNITTKER	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006
Christopher P. Schnittker

By:	/S/ JOHN E. BAGALAY, JR.	Director	March 16, 2006
John E. Bagalay, Jr.

By:	/S/ ALLEN BLOOM	Director	March 16, 2006
Allen Bloom

By:	/S/ STEPHEN K. CARTER Stephen K. Carter	Director	March 16, 2006

By:	/S/ JAMES A. GRIGSBY James A. Grigsby	Director and Chairman of the Board	March 16, 2006

By:	/S/ ROBERT F. HENDRICKSON Robert F. Hendrickson	Director	March 16, 2006

By:	/S/ DENNIS H. LANGER Dennis H. Langer	Director	March 16, 2006

By:	/S/ KEVIN G. LOKAY Kevin G. Lokay	Director	March 16, 2006

By:	/S/ JOSEPH A. MOLLICA Joseph A. Mollica	Director	March 16, 2006

Form 10-K Item 15(a)(1) and (2)

CYTOGEN CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cytogen Corporation:

We have audited the accompanying consolidated balance sheets of Cytogen Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of PSMA Development Company LLC (a development stage enterprise), a 50% owned unconsolidated investee company. The Company’s equity interest in the loss of PSMA Development Company LLC was $3.2 million, $2.9 million and $3.5 million for the years ended December 31, 2004, 2005 and 2003, respectively. The Company’s investment in PSMA Development Company LLC was $379,000 and ($396,000) as of December 31, 2005 and 2004, respectively. The financial statements of PSMA Development Company LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PSMA Development Company LLC, is based solely on the report of the other auditors. The report of the other auditors on the financial statements of PSMA Development Company LLC contains an explanatory paragraph that states that PSMA Development Company LLC has suffered recurring losses from operations and does not have a work plan or budget for 2006, all of which raise substantial doubt about its ability to continue as a going concern, and that its financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytogen Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cytogen Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Princeton, New Jersey

March 15, 2006

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of

PSMA Development Company LLC (a development stage enterprise):

In our opinion, the accompanying balance sheets and the related statements of operations, of Members’ (deficit) equity and of cash flows present fairly, in all material respects, the financial position of PSMA Development Company LLC (the “Company”) (a development stage enterprise) at December 31, 2004 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, and, cumulatively, for the period from June 15, 1999 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and does not have a work plan or budget for 2006, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 15, 2006

CYTOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$30,337	$13,046
Short-term investments	—	22,779
Accounts receivable, net	1,743	1,406
Inventories	3,582	3,623
Prepaid expenses	906	1,242
Other current assets	354	258

Total current assets	36,922	42,354
Property and equipment, less accumulated depreciation and amortization of $981and $656 at December 31, 2005 and 2004, respectively	886	787
QUADRAMET license fee, less accumulated amortization of $1,673 and $976, at December 31, 2005 and 2004, respectively	6,327	7,024
Other assets	655	248

	$44,790	$50,413

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Current portion of long-term liabilities	$26	$2,296
Liability related to joint venture	—	396
Accounts payable and accrued liabilities	5,271	7,644

Total current liabilities	5,297	10,336
Warrant liability	1,869	—
Other long-term liabilities	46	47

Total liabilities	7,212	10,383

Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,400,000 shares authorized – Series C Junior Participating Preferred Stock, $.01 par value, 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 22,473,762 and 15,489,116 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	225	155
Additional paid-in capital	450,502	426,153
Unearned compensation	(610)	—
Accumulated other comprehensive income	28	—
Accumulated deficit	(412,567)	(386,278)

Total stockholders’ equity	37,578	40,030

	$44,790	$50,413

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(All amounts in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
REVENUES:
Product related:
PROSTASCINT	$7,407	$7,186	$6,523
QUADRAMET	8,350	7,293	2,765
NMP22 BLADDERCHEK	—	1	295
BRACHYSEED	—	—	240

Total product revenues	15,757	14,480	9,823
QUADRAMET royalties	—	—	1,105

Total product related revenues	15,757	14,480	10,928
License and contract	189	139	2,914

Total revenues	15,946	14,619	13,842

OPERATING EXPENSES:
Cost of product related revenues	9,621	9,309	6,268
Selling, general and administrative	25,895	20,318	11,867
Research and development	6,064	3,206	2,342
Equity in loss of joint venture	3,175	2,896	3,452
Impairment of intangible assets	—	—	115

Total operating expenses	44,755	35,729	24,044

Operating loss	(28,809)	(21,110)	(10,202)
Interest income	712	448	141
Interest expense	(114)	(185)	(185)
Decrease in value of warrant liability	1,666	—	—

Loss before income taxes	(26,545)	(20,847)	(10,246)
Income tax benefit	(256)	(307)	(888)

Net loss	$(26,289)	$(20,540)	$(9,358)

Basic and diluted net loss per share	$(1.54)	$(1.40)	$(0.92)

Weighted-average common shares outstanding	17,117	14,654	10,205

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(All amounts in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2002	8,758,235	$88	$366,884	$(4)	$—	$(356,380)	$10,588
Sale of shares of common stock	4,094,187	41	34,240	—	—	—	34,281
Issuance of shares of common stock and warrants related to compensation	5,066	—	526	—	—	—	526
Reversal of unearned compensation related to stock options	—	—	(1)	1	—	—	—
Amortization of unearned compensation	—	—	—	3	—	—	3
Net loss and comprehensive loss	—	—	—	—	—	(9,358)	(9,358)

Balance, December 31, 2003	12,857,488	129	401,649	—	—	(365,738)	36,040
Sale of shares of common stock including exercise of stock options	2,580,755	26	23,992	—	—	—	24,018
Issuance of shares of common stock and amendment of options related to compensation	873	—	15	—	—	—	15
Issuance of shares of common stock in connection with Prostagen	50,000	—	497	—	—	—	497
Net loss and comprehensive loss	—	—	—	—	—	(20,540)	(20,540)

Balance, December 31, 2004	15,489,116	155	426,153	—	—	(386,278)	40,030
Sale of shares of common stock including exercise of stock options and warrants	6,887,847	69	23,129	—	—	—	23,198
Issuance of shares of common stock related to compensation	4,000	—	19	—	—	—	19
Issuance of shares of common stock in connection with Prostagen	92,799	1	499	—	—	—	500
Unearned compensation related to non-vested stock grants	—	—	869	(869)	—	—	—
Reversal of unearned compensation related to non-vested stock grants	—	—	(167)	167	—	—	—
Amortization of unearned compensation	—	—	—	92	—	—	92
Comprehensive loss:
Net loss	—	—	—	—	—	(26,289)	(26,289)
Unrealized gain on marketable securities	—	—	—	—	28	—	28

Total comprehensive loss							(26,261)

Balance, December 31, 2005	22,473,762	$225	$450,502	$(610)	$28	$(412,567)	$37,578

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,289)	$(20,540)	$(9,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,018	984	822
Decrease in value of warrant liability	(1,666)	—	—
Stock-based compensation expenses	111	15	515
Stock-based milestone payment	500	497	—
Amortization of deferred revenue	—	—	(2,185)
Increase (decrease) in provision for doubtful accounts	(72)	—	37
Amortization of premiums/discounts on investments, net	52	132	—
Asset impairment	—	67	115
Deferred rent	12	15	(5)
(Gain) loss on disposition of assets	—	(2)	28
Changes in assets and liabilities:
Receivables	(265)	39	296
Inventories	51	(1,736)	(625)
Other assets	(139)	25	(921)
Liability related to joint venture	(396)	396	—
Accounts payable and accrued liabilities	(2,385)	2,435	738

Net cash used in operating activities	(29,468)	(17,673)	(10,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of product rights	—	—	(8,000)
Purchases of property and equipment	(405)	(695)	(84)
Net proceeds from sale of property and equipment	—	187	—
Maturities of short-term investments	22,727	16,700	—
Purchases of short-term investments	—	(23,026)	(16,585)

Net cash provided by (used in) investing activities	22,322	(6,834)	(24,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	23,198	24,018	34,281
Proceeds from issuance of warrants	3,535	—	—
Payments of long-term liabilities	(2,296)	(95)	(164)

Net cash provided by financing activities	24,437	23,923	34,117

Net increase (decrease) in cash and cash equivalents	17,291	(584)	(1,095)
Cash and cash equivalents, beginning of year	13,046	13,630	14,725

Cash and cash equivalents, end of year	$30,337	$13,046	$13,630

Supplemental disclosure of non-cash information:
Unrealized holding gain on marketable securities	$28	$—	$—
Capital lease of equipment	25	73	—

Supplemental disclosure of cash information:
Cash paid for interest	$395	$185	$185
Cash received for taxes	256	307	888

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Founded in 1980, Cytogen Corporation (the “Company” or “Cytogen”) of Princeton, NJ is a biopharmaceutical company dedicated to improving the lives of patients with cancer by acquiring, developing and commercializing innovative molecules targeting the sites and stages of cancer progression. The Company’s marketed products include QUADRAMET (samarium Sm-153 lexidronam injection) and PROSTASCINT (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States. The Company has exclusive United States marketing rights to COMBIDEX (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (formerly Code 7228) for oncology applications in the United States. On March 3, 2005, the FDA’s Oncologic Drugs Advisory Committee (ODAC) voted to not recommend approval of the proposed broad indication for COMBIDEX being sought by Advanced Magnetics. On March 24, 2005, Advanced Magnetics, Inc. informed Cytogen that Advanced Magnetics received an approvable letter from the FDA for COMBIDEX, subject to certain conditions. The Company is also developing therapeutics targeting prostate-specific membrane antigen (“PSMA”), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors.

In February 2006, the Company and Savient Pharmaceuticals, Inc. executed a binding letter of intent to negotiate a definitive agreement granting Cytogen exclusive marketing rights for SOLTAMOX (tamoxifen citrate) in the United States. SOLTAMOX is an oral liquid hormonal therapy approved for marketing in the United States. Under the terms of the letter of intent, the Company has agreed to pay Savient, upon closing of the transaction, an upfront licensing fee of $2 million and additional contingent sales-based milestone payments of up to a total of $4 million. Savient will also receive royalties on net sales of SOLTAMOX. The Company intends to enter into a supply agreement with Rosemont Pharmaceuticals Ltd., a wholly owned subsidiary of Savient, for the manufacture and supply of SOLTAMOX. Consummation of the transaction is subject to a number of conditions, including satisfactory completion of due diligence by Cytogen and negotiation and execution of definitive licensing and supply agreements.

Cytogen has a history of operating losses since its inception. The Company currently relies on two products, PROSTASCINT and QUADRAMET, for substantially all of its revenues. In addition, the Company has, from time to time, stopped selling certain products, such as NMP22 BLADDERCHEK, BRACHYSEED and ONCOSCINT, that the Company previously believed would generate significant revenues. The Company’s products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals. In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary technologies for the Company to sell and market to others. The Company is also subject to revenue and credit concentration risks as a small number of its customers account for a high percentage of total revenues and corresponding receivables. The loss of one of these customers or changes in their buying patterns could result in reduced sales, thereby adversely affecting the operating results.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further the Company’s marketing and sales programs. The Company expects that it will have additional requirements for debt or equity capital, irrespective of whether or when it reaches profitability, for further product development costs, product and technology acquisition costs and working capital. The Company expects its existing capital resources should be adequate to fund operations and commitments at least into 2007. The Company cannot assure you that its business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when profitability is reached, for further product development costs, product and technology acquisition costs, and working capital.

Basis of Consolidation

The consolidated financial statements include the financial statements of Cytogen and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Short-Term Investments

The Company had no short-term investments at December 31, 2005 compared to $22.8 million at December 31, 2004, which consisted of investments in U.S. government agency notes and matured at various times through June 2005. The Company had the ability and intent to hold these investments until maturity and therefore had classified the investments as held-to-maturity. Held-to-maturity investments were recorded at amortized cost, adjusted for the accretion of discounts or premiums. Discounts or premiums were accreted into interest income over the life of the related investment using the straight-line method, which approximated the effective yield method. Dividend and interest income were recognized when earned.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience. The Company reviews its allowance for doubtful accounts quarterly. Past due balances over 90 days and any specific customers with collection issues are reviewed for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company is subject to credit concentration risks as a limited number of its customers provide a high percentage of total revenues and corresponding receivables (see Note 11). The Company does not have any off-balance-sheet credit exposure related to its customers.

At December 31, 2005 and 2004, accounts receivable were net of an allowance for doubtful accounts of $4,000 and $76,000, respectively. Expense charged to the provision for doubtful accounts during 2003 was $37,000. No such expense was charged in 2004 and an expense reversal of $72,000 was recorded in 2005, as of a result of a decrease in the allowance for doubtful accounts. The Company wrote off $7,000 of uncollectible accounts in 2004 and none in 2005 and 2003.

Inventories

The Company’s inventories are primarily related to PROSTASCINT. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following:

	December 31,
	2005	2004
	(All amounts in thousands)
Raw materials	$291	$427
Work-in process	2,625	2,345
Finished goods	666	851

	$3,582	$3,623

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Assets

At December 31, 2005 and 2004, other current assets include $68,000 and $6,000, respectively, of receivables from employees for advances related to travel, tuition and sales incentive payments.

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

	December 31,
	2005	2004
	(All amounts in thousands)
Leasehold improvements	$168	$142
Equipment and furniture	1,699	1,301

	1,867	1,443
Less: Accumulated depreciation and amortization	(981)	(656)

	$886	$787

In August 2004, the Company sold equipment and furniture remaining at the AxCell facility which had a net book value of $182,000 for net proceeds of approximately $187,000, resulting in a $5,000 gain.

Depreciation and amortization expense for property and equipment was $331,000, $288,000 and $512,000 in 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term debt. Management believes the carrying value of these assets and accounts payable and accrued expenses are representative of their fair value because of the short-term nature of these instruments. The fair value of long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers. The resulting fair value of long-term debt approximates its carrying amount. The warrant liability is measured at fair value using a Black-Scholes option-pricing model at each reporting date (see Notes 13 and 14).

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

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of the Company’s continuing effort to reduce non-strategic expenses, the Company restructured AxCell in September 2002 by reducing 75% of AxCell’s workforce, initiated the closure of AxCell facilities in July 2004, and terminated early an operating lease in December 2004. The Company accounted for the AxCell restructuring and subsequent facility closure pursuant to SFAS No. 146. In 2002, the Company recorded a charge of $350,000 to selling, general and administrative expense with a corresponding amount in accrued liability for future payments on leased facilities that were no longer being used in operations. During 2004 and 2003, the Company made payments of $83,000 and $76,000, respectively, against this liability. In December 2004, in connection with the lease termination, the Company was obligated to pay a termination fee of $130,000, which was subsequently paid in January 2005. The then remaining liability for future lease payments of $163,000 was eliminated in 2004 resulting in a gain of $33,000 which is recorded in selling, general and administrative expense in the accompanying consolidated statement of operations.

QUADRAMET License Fee

In August 2003, Cytogen reacquired marketing rights to QUADRAMET in North America and Latin America in exchange for an upfront payment of $8.0 million which was capitalized as a QUADRAMET license fee and is being amortized on a straight-line basis over approximately 12 years, the estimated performance period of the agreement. The balance is comprised as follows:

	December 31,
	2005	2004
	(All amounts in thousands)
QUADRAMET license fee	$8,000	$8,000
Less: Accumulated amortization	(1,673)	(976)

	$6,327	$7,024

During 2005 and 2004, Cytogen recorded $697,000 and $696,000, respectively, of such amortization as cost of product related revenues in the accompanying consolidated statements of operations. Estimated amortization expense is $696,000 for each of the next fiscal years through 2014 and $64,000 in 2015.

Other Assets

Other assets consisted of the following:

	December 31,
	2005	2004
	(All amounts in thousands)
Investment in PSMA Development Company LLC (Note 5)	$379	$—
Other	276	248

	$655	$248

Other assets in 2005 and 2004 each include $48,000 of restricted cash which is used as collateral for a letter of credit required by a facility lease as a security deposit. The letter of credit is automatically renewed annually but not beyond the term of the lease.

Other assets in 2005 also include $28,000 of marketable securities that relate to the 275,350 shares of Northwest Biotherapeutics, Inc. common stock which the Company received in connection with the acquisition of Prostagen, Inc. in 1999. The Company has classified this investment as available-for-sale securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains or losses reported as a separate component of stockholders’ equity. In 2002, the Company wrote off the value of these securities

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

after management concluded that the decline in value of the investment was other than temporary. As of December 31, 2005, the Company had an unrealized gain of $28,000 related to this investment. There is no assurance, however, that the Company can sell these securities within a reasonable amount of time without negatively affecting the price of the stock because of low daily trading volume.

Warrant Liability

Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” addresses accounting for equity derivative contracts indexed to, and potentially settled in a company’s own stock, or equity derivatives, by providing guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit the issuer to settle in unregistered shares. EITF 00-19 considers the ability to keep a registration statement effective as beyond a company’s control and warrants that cannot be classified as permanent equity are instead classified as a liability.

Equity derivatives not qualifying for permanent equity accounting are recorded at their fair value using a Black-Scholes option-pricing model and are remeasured at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants will be reported in the consolidated statements of operations as non-operating income or expense. The fair value of the warrants as calculated using a Black-Scholes option-pricing model is subject to significant fluctuation based on changes in the Company’s stock price, expected volatility, expected life, the risk-free interest rate and dividend yield.

Revenue Recognition

Product related revenues include product sales by Cytogen to its customers and QUADRAMET royalties earned by Cytogen prior to August 2003. Product sales are recognized when the customer takes ownership of the products and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an agreement exists and the sales price is fixed or determinable. Product returns are accepted under limited circumstances and are estimated based upon historical experience. The Company may provide rebates and volume discounts to its customers from time to time. Such rebates and discounts are recorded as a reduction of product sales when earned by the customer.

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

In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), non-refundable, up-front license fees are recorded as deferred revenue to be recognized over the estimated performance period of the related agreements. In 2003, SAB 104 replaced Staff Accounting Bulletin No. 101, “Revenue Recognition In Financial Statements” (“SAB 101”), which the Company adopted in 2000. The provisions related to non-refundable, up-front license fees were unchanged in SAB 104 compared to SAB 101. For the year ended December 31, 2003, the Company recognized $2.2 million in revenues that were included in the cumulative effect adjustment recorded upon the adoption of SAB 101 as of January 1, 2000. This amount included $1.9 million related to the acceleration of the previously deferred revenue resulting from the termination of the 1998 license agreement with Berlex.

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

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patent Costs

Patent costs are charged to expense as incurred.

Rent Expense

Rental expenses for the Company’s corporate offices are recognized over the term of the lease. The Company recognizes rent starting when possession of the facility is taken from the landlord. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. Tenant leasehold improvement allowances are reflected in Accounts Payable and Accrued Liabilities in the consolidated balance sheet and are amortized as a reduction to rent expense in the statement of operations over the term of the lease.

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

Net Loss Per Share

Basic net loss per common share is calculated by dividing the Company’s net loss by the weighted-average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three years ended December 31, 2005, 2004 and 2003, because the inclusion of common stock equivalents, which consist of warrants and options to purchase shares of the Company’s common stock, would be antidilutive due to the Company’s losses (see Notes 14 and 15).

Variable Interest Entities

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46R”), “Consolidation of Variable Interest Entities” (“VIEs”), addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. The Company was required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, FIN 46R applied beginning on March 31, 2004.

In June 1999, Cytogen entered into a joint venture with Progenics Pharmaceuticals Inc. (“Progenics,” and collectively with Cytogen, the “Members”) to form the PSMA Development Company LLC (the “Joint Venture”). The Joint Venture is currently developing antibody-based and vaccine immunotherapeutic products utilizing Cytogen’s exclusively licensed prostate-specific membrane antigen (“PSMA”) technology. The Joint Venture is owned equally by the Members (see Note 5). Cytogen accounts for the Joint Venture using the equity method of accounting. The Company is not required to consolidate the Joint Venture under the requirements of FIN 46R.

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

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had compensation cost for options been recognized in the consolidated statements of operations using the fair value method of accounting and the accelerated attribution method in accordance with FASB Interpretation No. 28 (FIN 28), the Company’s net loss and net loss per share would have been as follows:

	Year Ended December 31,
	2005	2004	2003
	(All amounts in thousands, except per share data)
Net loss, as reported	$(26,289)	$(20,540)	$(9,358)
Add: Stock-based employee compensation expense included in reported net loss	111	15	3
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,894)	(2,152)	(1,506)

Pro forma net loss	$(28,072)	$(22,677)	$(10,861)

Basic and diluted net loss per share, as reported	$(1.54)	$(1.40)	$(0.92)
Pro forma basic and diluted net loss per share	$(1.64)	$(1.55)	$(1.06)

Other Comprehensive Income

The Company follows SFAS No. 130, “Reporting Comprehensive Income.” This statement requires the classification of items of other comprehensive income by their nature and disclosure of the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

Recent Accounting Pronouncements

Abnormal Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 in its fiscal year beginning January 1, 2006. The Company does not expect that the adoption will have a material effect on its results of operations or financial condition.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which revised SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires that companies recognize compensation expense associated with grants of stock options and other equity instruments to employees in the financial statements effective as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule allowing companies to implement SFAS No. 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its fiscal year beginning January 1, 2006. The Company currently expects to use the modified prospective method of adoption and therefore will not restate its prior-year results. Under this new standard, compensation cost will be measured based on the fair value of the instrument on the grant date. This pronouncement applies to all grants after the effective date and to the unvested portion of stock options and other equity awards outstanding as of the effective date. SFAS No. 123(R) eliminates the Company’s ability to account for such transactions using the intrinsic method currently used by the Company. SFAS No. 123(R) also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that do not meet certain criteria. Although the Company is currently evaluating the impact of adopting the standard, it will have a material effect on the Company’s consolidated financial statements.

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

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2006, the Company filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties’ 2000 license agreement. The complaint seeks damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of Combidex in compliance with the terms of the licensing agreement. In February 2006, Advanced Magnetics filed an answer to the Company’s complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process. The Company believes these counterclaims have no merit and plans to conduct a vigorous defense of such counterclaims.

4.	ACQUISITION OF PROSTAGEN, INC.

Pursuant to a Stock Exchange Agreement (the “Prostagen Agreement”) related to the Company’s acquisition of Prostagen Inc. (“Prostagen”) in June 1999, the Company agreed to issue up to an additional $4.0 million worth of Cytogen Common Stock to the shareholders and debtholders of Prostagen (the “Prostagen Partners”), if certain milestones are achieved in the dendritic cell therapy and PSMA development programs. During 2002, the Company and the Prostagen Partners agreed that a milestone was achieved based on the progress of the dendritic cell prostate cancer clinical trials at Northwest Biotherapeutics, Inc. As a result, the Company recorded a $2.0 million charge to research and development expense which represented the fair value of the 122,699 shares of Common Stock issued. In May 2002, the Company entered into an Addendum to the Prostagen Agreement (the “Addendum”), which clarifies the future milestone payments to be made under the Prostagen Agreement, as well as the timing of such payments. Pursuant to the Addendum, the Company may be obligated to pay two additional milestone payments of $1.0 million each, upon certain clinical achievements regarding the PSMA development programs. In November 2004, the Company entered into Addendum No. 2 to the Prostagen Agreement (the “Second Addendum”), which further clarifies the future milestone payments to be made under the Prostagen Agreement. Pursuant to the Second Addendum, the Company issued 92,799 shares and 50,000 shares of Common Stock to the Prostagen Partners in 2005 and 2004, respectively. As a result, the Company recorded charges to research and development expense of $500,000 and $497,000 in 2005 and 2004, respectively. The Company may be obligated to pay an additional milestone payment of $1.0 million, upon certain clinical achievements regarding the PSMA development programs. Any future milestone payments are payable in shares of Cytogen Common Stock.

5.	PSMA DEVELOPMENT COMPANY LLC

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

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Progenics funded the first $3.0 million of development costs of the Joint Venture. Beginning in December 2001, the Company and Progenics began to equally share the future costs of the Joint Venture. Cytogen has exclusive North American marketing rights for products developed by the Joint Venture.

The Company accounts for the Joint Venture using the equity method of accounting. Beginning in December 2001, Cytogen began to recognize 50% of the Joint Venture’s losses in its consolidated statement of operations. For the years ended December 31, 2005, 2004 and 2003, Cytogen recognized $3.2 million, $2.9 million and $3.5 million, respectively, in losses of the Joint Venture. In 2005, 2004 and 2003, each Member contributed capital of $4.0 million, $2.0 million and $4.0 million, respectively, to the Joint Venture. As of December 31, 2005, the carrying value of the Company’s investment in the Joint Venture was $379,000, which represents Cytogen’s investment in the Joint Venture, less its cumulative share of losses, which net investment is recorded in other assets (see Note 1). As of December 31, 2004, Cytogen’s cumulative share of losses exceeded its investment in the Joint Venture resulting in a liability to the Joint Venture of $396,000, as reported in Liability related to Joint Venture in the accompanying consolidated balance sheet. As of March 15, 2006, the Company and Progenics have not agreed on the work plan and annual budget for 2006 for the Joint Venture. In the absence of an agreement by the Members, funding from the Members could be reduced or eliminated and the Joint Venture’s research and development programs, as well as all other operations, could be halted. The report of the independent auditors on the financial statements of the Joint Venture contains an explanatory paragraph which states that the Joint Venture has suffered recurring losses from operations and does not have a work plan or budget for 2006, all of which raise substantial doubt about its ability to continue as a going concern, and that its financial statements do not include any adjustments that might result from the outcome of that uncertainty. Selected financial statement information of the Joint Venture, is as follows:

Balance Sheet Data:

	December 31,
	2005	2004
	(All amounts in thousands)
ASSETS:
Cash	$873	$—
Prepaid expenses	9	12
Accounts receivable from Progenics Pharmaceuticals Inc., a related party	194	—

	$1,076	$12

LIABILITIES AND MEMBERS’ EQUITY:
Accounts payable to Cytogen Corporation, a related party	$3	$4
Accounts payable to Progenics Pharmaceuticals Inc., a related party	—	189
Accounts payable and accrued expenses	332	629

Total liabilities	335	822

Capital contributions	31,198	23,298
Deficit accumulated during the development stage	(30,457)	(24,108)

Total members’ equity (deficit)	741	(810)

Total liabilities and members’ equity (deficit)	$1,076	$12

Income Statement Data:

	For the Year Ended			For the Period From June 15, 1999 (inception) to December 31, 2005
	2005	2004	2003
	(All amounts in thousands)
Interest income	$9	$7	$5	$250
Total expenses	6,358	5,799	6,908	30,707

Net loss	$(6,349)	$(5,792)	$(6,903)	$(30,457)

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the licensing of the PSMA technology to the Joint Venture in June 1999, Cytogen recognized approximately $1.8 million in license fee revenue. In connection with the adoption of SAB 101 in 2000, the Company deferred approximately $1.5 million of this previously recognized license fee and recognized $125,000 of the deferred revenue as license and contract revenue in 2003. The deferred revenue had been fully recognized as of December 31, 2003. The Company also provided limited research and development services to the Joint Venture. During 2005, 2004 and 2003, the Company recorded revenue related to the Joint Venture of $185,000, $106,000 and $214,000, respectively, in the accompanying statements of operations.

In June 2005, the Joint Venture entered into a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to the Joint Venture. Under the license, the Joint Venture has the right to use the ADC Technology to link cell-killing drugs to the Joint Venture’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the SGI Agreement, SGI also is required to provide technical information to the Joint Venture related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. The Joint Venture may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). The Joint Venture is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The Joint Venture may sub-license the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. The Joint Venture made a $2.0 million technology access payment in 2005 to SGI upon execution of the SGI Agreement and will make additional maintenance payments during the term of the SGI Agreement. In addition, the Joint Venture will make payments, aggregating $15.0 million, upon the achievement of certain defined milestones and will pay royalties to SGI and its Licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to the Joint Venture under the SGI Agreement, SGI will receive supply and/or labor cost payments from the Joint Venture at agreed-upon rates. The Joint Venture’s monoclonal antibody project is currently in the pre-clinical phase of research and development. All costs incurred by the Joint Venture under the SGI Agreement during the research and development phase of the project will be expensed in the period incurred. The SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The Joint Venture may terminate the SGI Agreement upon advance written notice to SGI. SGI may terminate the SGI Agreement if the Joint Venture breaches an SGI in-license that is not cured within a specified time period after written notice. In addition, either party may terminate the SGI Agreement upon breach by the other party that is not cured within a specified time period after written notice or in the event of bankruptcy of the other party. The ability of the Joint Venture to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of the Joint Venture in future years.

6.	THE DOW CHEMICAL COMPANY

In 1993, Cytogen acquired an exclusive license from The Dow Chemical Company for QUADRAMET for the treatment of osteoblastic bone metastases in the United States. This license was amended in 1995 to expand the territory to include Canada and Latin America and again in 1996 to expand the field to include all osteoblastic diseases. The agreement requires the Company to pay Dow royalties based on a percentage of net sales of QUADRAMET, or a guaranteed annual minimum payment, whichever is greater, and future payments upon the achievement of certain milestones. The Company recorded $1.0 million in royalty expense for each of 2005, 2004 and 2003. Future annual minimum royalties due to Dow are $1.0 million per year in 2006 through 2012 and $833,000 in 2013.

In May 2005, the Company entered into a license agreement with Dow to create a targeted oncology product designed to treat prostate and other cancers. The agreement applies proprietary MeO-DOTA bifunctional chelant technology from Dow to radiolabel Cytogen’s PSMA antibody with a therapeutic radionuclide. Under the agreement, proprietary chelation technology and other capabilities, provided through ChelaMedSM radiopharmaceutical services from Dow, will be used to attach a therapeutic radioisotope to the same murine monoclonal antibody utilized in Cytogen’s PROSTASCINT molecular imaging agent which is called 7E11-C5.3 (“7E11”). The 7E11 antibody was excluded from the PSMA technology licensed to the Joint Venture. As a result of the agreement, Cytogen is obligated to pay a minimal license fee and aggregate future milestone payments of $1.9 million for each licensed product and royalties based on sales of related products, if any. Unless terminated earlier, the Dow agreement terminates at the later of (a) the tenth anniversary of the date of first commercial sale for each licensed product or (b) the expiration of the last to expire valid claim that would be infringed by the sale of the licensed product. The Company may terminate the license agreement with Dow on 90 days written notice.

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	BERLEX LABORATORIES INC.

In June 2003, the Company announced that it had entered into an agreement with Berlex Laboratories Inc. (“Berlex”) to reacquire marketing rights to QUADRAMET in North America and Latin America in exchange for an upfront payment of $8.0 million and royalties based on future sales of QUADRAMET, subject to Cytogen obtaining any necessary financing for the reacquisition. Cytogen reacquired marketing rights to QUADRAMET on August 1, 2003 and, in accordance with that agreement, began recording product revenue from the sales of QUADRAMET. Cytogen no longer receives royalty revenue from Berlex. The up-front license payment of $8.0 million was capitalized in 2003 as the QUADRAMET license fee in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over approximately twelve years, which is the estimated performance period of the agreement (see Note 1). Cytogen also recorded $1.4 million, $1.2 million and $455,000 of royalty expenses to Berlex based on its sales of QUADRAMET in 2005, 2004 and 2003, respectively, as cost of product related revenues.

In 1998, under a separate agreement, the Company licensed the marketing rights to QUADRAMET to Berlex in exchange for, among other things, an up-front, non-refundable license fee. In connection with the adoption of SAB No. 101 in 2000, the Company deferred $2.8 million of such license fee net of associated costs, to be recognized over the estimated performance period. In August 2003, the 1998 license was terminated and, as a result, the remaining unamortized deferred revenue of $1.9 million was recognized as license and contract revenue in the accompanying consolidated statement of operations. Prior to the acceleration of the remaining unamortized deferred revenues in August 2003, the Company recognized $152,000 of the deferred revenues in 2003.

8.	BRISTOL-MYERS SQUIBB MEDICAL IMAGING, INC.

As a result of the Company’s 2003 reacquisition of marketing rights to QUADRAMET, the Company assumed all of Berlex’s obligations under a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. (“BMS-MI”), which were met through December 31, 2003. Effective January 1, 2004, the Company entered into a new manufacturing and supply agreement with BMS-MI whereby BMS-MI will manufacture, distribute and provide order processing and customer service for Cytogen relating to QUADRAMET. Under the terms of the new agreement, Cytogen is obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMS-MI or Cytogen on two years prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMS-MI or Cytogen on two years prior written notice. During 2005, 2004 and 2003, Cytogen incurred $4.3 million, $4.2 million and $1.5 million, respectively, of manufacturing costs for QUADRAMET, all of which is included in cost of product related revenues. The Company also pays BMS-MI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service which is included in selling, general and administrative expenses.

The two primary components of QUADRAMET, particularly Samarium-153 and EDTMP, are provided to BMS-MI by outside suppliers. BMS-MI obtains its supply of Samarium-153 from a sole supplier, and EDTMP from another sole supplier. Alternative sources for these components may not be readily available, and any alternate suppliers would have to be identified and qualified, subject to all applicable regulatory guidelines. If BMS-MI cannot obtain sufficient quantities of these components on commercially reasonable terms, or in a timely manner, it would be unable to manufacture QUADRAMET on a timely and cost-effective basis.

9.	LAUREATE PHARMA, L.P.

In September 2004, the Company entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate’s Princeton, New Jersey facility. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate’s completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate’s facility. Under the terms of the agreement, the Company anticipates it will pay at least an aggregate of $5.1 million through the end of the term of contract, of which $1.8 million and $2.3 million have been incurred in 2005 and 2004, respectively, and which costs were recorded in inventory.

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

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restated Distribution Agreement. The Restated Distribution Agreement expired on December 31, 2004 and the Company has no further obligations with respect to NMP22 BLADDERCHEK.

The Company paid Matritech a non-refundable licensing fee of $150,000 upon the execution of the original distribution agreement in 2002, which was recorded as other assets and was being amortized over the five year estimated performance period of the original distribution agreement. Amortization expense of $30,000 was recorded in 2003. As a result of entering into the Restated Distribution Agreement, the Company recorded a non-cash charge of $115,000 to impairment of intangible assets in 2003 to write off the carrying value of the upfront license fee which was deemed not recoverable.

11.	REVENUES FROM MAJOR CUSTOMERS

Revenues from major customers (greater than 10%) as a percentage of total revenues were as follows:

	Year Ended December 31,
	2005	2004	2003
Cardinal Health (formerly Syncor International Corporation)	47%	46%	24%
Mallinckrodt Inc.	11%	12%	14%
GE Healthcare (formerly Amersham Health)	9%	10%	8%
Berlex Laboratories Inc.	—	—	23%

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

As of December 31, 2005 and 2004, the receivables from the above-mentioned major customers accounted for 60% and 55%, respectively, of gross accounts receivable.

12.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of the accounts payable and accrued liabilities were as follows:

	December 31,
	2005	2004
	(All amounts in thousands)
Accounts payable	$1,288	$3,514
Accrued payroll, sales commission and related expenses	656	1,157
Accrued royalty expense	764	770
Accrued professional and legal expenses	451	627
Accrued research contracts and materials	734	218
Accrued manufacturing costs	453	387
Accrued marketing expenses	307	246
Insurance liability	261	252
Other accruals	357	473

	$5,271	$7,644

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	LONG-TERM LIABILITIES

Components of long-term liabilities were as follows:

	December 31,
	2005	2004
	(All amounts in thousands)
Due to Elan Corporation, plc	$—	$2,280
Capital lease obligations	72	63
Warrant liability	1,869	—

	1,941	2,343
Less: Current portion of long-term liabilities	(26)	(2,296)

	$1,915	$47

In August 1998, Cytogen received $2.0 million from Elan Corporation, plc (“Elan”) in exchange for a convertible promissory note. The note bore annual interest of 7%, compounded semi-annually, however, such interest was not payable in cash but was added to the principal for the first 24 months; thereafter, interest was payable in cash. The Company recorded $98,000, $160,000 and $160,000 in interest expense on this note for 2005, 2004 and 2003, respectively. In August 2005, the Company made a payment of $2.3 million to satisfy its obligations on the $2.0 million promissory note and $280,000 unpaid accrued interest.

The Company leases certain equipment under capital lease obligations, which will expire on various dates through 2008. The leased equipment in the gross amount of $108,000 and $85,000 at December 31, 2005 and 2004, respectively, are included in the Property and Equipment in the accompanying consolidated balance sheet with the related accumulated depreciation of $51,000 and $21,000 at December 31, 2005 and 2004, respectively. Depreciation of assets held under capital leases is included with depreciation expense. Payments to be made under capital lease obligations (including total interest of $15,000) are $36,000 in 2006, $36,000 in 2007, and $15,000 in 2008. The Company has the option to purchase the leased equipment at its fair value or for a dollar, depending on the term of each respective lease.

In July and August 2005, the Company sold 3,104,380 shares of its common stock and 776,096 warrants to purchase shares of its common stock having an exercise price of $6.00 per share (see Note 14). These warrants are exercisable beginning six months and ending ten years after their issuance. The shares of common stock underlying the warrants were registered under the Company’s existing shelf registration statement. The Company is required to maintain the effectiveness of the registration statement as long as any warrants are outstanding.

Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit the issuer to settle in unregistered shares. The Company does not have that ability under the securities purchase agreement for the warrants issued in July and August 2005 and, as EITF 00-19 considers the ability to keep a registration statement effective as beyond the Company’s control, the warrants cannot be classified as permanent equity and are instead classified as a liability in the accompanying consolidated balance sheet. Upon issuance of the warrants in July and August 2005, the Company recorded the warrant liability at its initial fair value of $3.5 million using a Black-Scholes option-pricing model with the following assumptions:

	July 20, 2005	August 2, 2005	December 31, 2005
Dividend yield	0%	0%	0%
Expected volatility	105.27%	105.03%	105.86%
Expected life	10.0 years	10.0 years	9.6 years
Risk-free interest rate	4.25%	4.41%	4.40%
Company Common Stock Price	$4.92	$5.04	$2.74

Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants will be reported in the consolidated statements of operations as non-operating income or expense. At December 31, 2005, the fair value of the warrants decreased to $1.9 million, using a Black-Scholes option pricing model with the respective assumptions in the preceding table, resulting in a gain of $1.7 million for the year ended December 31, 2005. There was no warrant liability at December 31, 2004.

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	PREFERRED STOCK, COMMON STOCK AND WARRANTS

In December 2005, the Company sold 3,729,556 shares of its common stock and 932,390 warrants to purchase shares of its common stock, through a registered direct offering. The warrants have an exercise price of $4.25 per share and are exercisable beginning six months and ending five years after their issuance. In exchange for $3.56, the purchasers received one share of common stock and warrants to purchase .25 shares of common stock. The offering provided net proceeds of approximately $12.5 million to the Company. The placement agent in this transaction received compensation consisting of (i) a cash fee equal to 5% of the aggregate gross proceeds and (ii) warrants to purchase 186,478 shares of Cytogen common stock having an exercise price of $4.25 per share and exercisable beginning six months and ending five years after their issuance.

In July and August 2005, the Company sold 3,104,380 shares of its common stock and 776,096 warrants to purchase shares of its common stock having an exercise price of $6.00 per share, through a registered direct offering. In exchange for $4.50, the purchasers received one share of common stock and warrants to purchase .25 shares of common stock. These warrants are exercisable beginning six months and ending ten years after their issuance. The transaction provided net proceeds of approximately $13.9 million to the Company (see Note 13).

In June 2005, the Company stockholders approved an amendment to the Company’s Certificate of Incorporation to increase the total authorized shares of common stock of the Company from 25,000,000 to 50,000,000 shares.

In April 2004, the Company issued and sold 2,570,000 shares of its common stock for $10.10 per share through a registered direct offering that provided net proceeds of approximately $23.9 million after the payment of placement agent fees and expenses related to the offering.

In November 2003, the Company sold 1,863,637 shares of its common stock to certain institutional investors at $11.00 per share that provided net proceeds to the Company of approximately $20.4 million.

In July 2003, the Company sold 1,172,332 shares of its common stock to certain institutional investors at $8.53 per share that provided net proceeds of approximately $9.3 million. In connection with the sale, the Company issued to the investors warrants to purchase 1,172,332 shares of its common stock with an exercise price of $12.80 per share. In addition, the Company also issued: (i) warrants to purchase 100,000 shares of its common stock at an exercise price of $12.80 per share to a consultant as part of its compensation for services rendered in connection with this financing; and (ii) warrants to purchase an aggregate of 250,000 shares of its common stock at an exercise price of $10.97 per share, to certain stockholders, in connection with such stockholders’ waiver of certain rights in connection with this financing. All warrants issued in connection with this financing are exercisable until July 10, 2008 and become automatically exercised in full if the closing price of the Company’s common stock is at least 130% of the exercise price then in effect ($16.64 or $14.26, as applicable) for 30 consecutive trading days. Upon receipt of a written notice by the Company of such automatic exercise, the holders of the warrants must exercise such warrants by paying the Company the exercise price times the number of shares of common stock issuable upon exercise.

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

In 2005, 2004 and 2003, the Company issued to certain members of Cytogen’s Board of Directors an aggregate total of 4,000, 873 and 1,127 shares, respectively, of its common stock as compensation for their services as directors of the Company.

See Note 4 for information regarding Cytogen common stock issued to the Prostagen Partners, and Notes 15 and 17 for information regarding Cytogen common stock issued to employees under the stock option and employee stock purchase plans and 401(k) plan, respectively.

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, 2004 and 2003, the Company has outstanding warrants to purchase 3,803,086, 1,938,122 and 1,944,485 shares, respectively, of Cytogen common stock at exercise prices ranging from $4.25 to $12.80 per share in 2005, $5.65 to $12.80 per share in 2004 and $5.65 to $49.80 per share in 2003. The warrants outstanding as of December 31, 2005 expire at various times through August 2015. During 2004 and 2003, warrants to purchase 6,363 and 26,000 shares of the Company’s common stock, respectively, expired. No warrants expired in 2005. 30,000 warrants with an exercise price of $5.65 per share were exercised during 2005. At December 31, 2005, warrants to purchase 1,908,122 shares of Cytogen’s common stock are exercisable. Some warrants may become automatically exercised, in full, subject to certain conditions.

The following table summarizes information about outstanding warrants to purchase Cytogen common stock at December 31, 2005:

Exercise Price	Outstanding Warrants	Aggregate Exercise Price
$4.25	1,118,868	$4,755,189
$5.65	70,000	$395,500
$6.00	776,096	$4,656,576
$6.91	315,790	$2,182,108
$10.97	250,000	$2,742,500
$12.80	1,272,332	$16,285,850

The warrants exercisable at $10.97 per share and $12.80 per share become automatically exercised, in full, if the Company’s common stock trades for 30 consecutive trading days at 130% of the respective exercise prices.

The Board of Directors of the Company has the authority, without further action by the holders of common stock, to issue from time to time, up to 5,400,000 shares of preferred stock in one or more classes or series, and to fix the rights and preferences of the preferred stock.

The Company has implemented a stockholder rights plan by which one preferred stock purchase right is attached to each share of common stock, as a means to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without some mechanism to secure a fair price for all of the Company’s stockholders if an acquisition was completed. These rights will be exercisable if a person or group acquires beneficial ownership of 20% or more of Cytogen common stock and can be made exercisable by action of the Company’s Board of Directors if a person or group commences a tender offer which would result in such person or group beneficially owning 20% or more of Cytogen common stock. Each right will entitle the holder to buy one one-thousandth of a share of a new series of Cytogen’s junior participating preferred stock for $20. If any person or group becomes the beneficial owner of 20% or more of Cytogen common stock (with certain limited exceptions), then each right not owned by the 20% stockholder will entitle its holder to purchase, at the right’s then current exercise price, common shares having a market value of twice the exercise price. In addition, if after any person has become a 20% stockholder, the Company is involved in a merger or other business combination transaction with another person, each right will entitle its holder (other than the 20% stockholder) to purchase, at the right’s then current exercise price, common shares of the acquiring company having a value of twice the right’s then current exercise price.

15.	STOCK OPTIONS AND EMPLOYEE STOCK PURCHASE PLAN

Cytogen Stock Options

The Company has various stock option plans that provide for the issuance of incentive and non-qualified stock options to purchase Cytogen common stock (“Cytogen Stock Options”) to employees, non-employee directors and outside consultants. At the Company’s 2004 Annual Meeting of Stockholders held on June 15, 2004, the stockholders of the Company approved the adoption of the Company’s 2004 Stock Incentive Plan (the “2004 Plan”) and the Company’s 2004 Non-Employee Director Stock Incentive Plan (the “2004 Director Plan” and together with the 2004 Plan, collectively the “2004 Incentive Plans”). An aggregate of 1,200,000 and 375,000 shares of the Company’s common stock have been reserved for issuance upon the exercise of option grants or restricted stock awards (as applicable) under the 2004 Plan and 2004 Director Plan, respectively. The 2004 Plan provides for the grant of incentive stock options, non-qualified stock options or restricted stock to the Company’s employees, officers, consultants and advisors. The 2004 Director Plan provides for the grant of non-qualified stock options and shares of the Company’s common stock, in certain circumstances, to members of the Company’s Board of Directors who are not employees of the Company. The Company has filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the shares of the Company’s common stock underlying option grants or other awards under the 2004 Incentive Plans. Furthermore, upon approval of the 2004 Incentive Plans by the Company’s stockholders, no further option grants or awards were, or will be, made under the Company’s existing 1995 Stock Option Plan or 1999 Non-Employee Director Stock Option Plan. Any unissued and unallocated options previously reserved under these plans were released from reserves. An aggregate of 1,992,662 shares

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of Cytogen common stock have been reserved for issuance in connection with grants under the Company’s option plans. The persons to whom Cytogen Stock Options may be granted and the number, type, and terms of the Cytogen Stock Options vary among the plans. Cytogen Stock Options are granted with a term of up to 10 years and generally become exercisable in installments over periods of up to 5 years. The exercise price of Cytogen Stock Options is determined in accordance with the terms of the applicable plan. Under certain circumstances, vesting may accelerate. Activity under these plans was as follows:

	Number of Cytogen Stock Options	Price Range Per Share	Weighted-Average Exercise Price Per Share	Aggregate Exercise Price
Balance at December 31, 2002	472,106	$3.48–169.38	$22.63	$10,682,531
Granted	266,569	2.75– 11.48	6.17	1,645,623
Exercised	—	—	—	—
Cancelled	(254,065)	3.48–101.41	24.90	(6,325,910)

Balance at December 31, 2003	484,610	2.75–169.38	12.39	6,002,244
Granted	383,000	9.83–14.58	11.47	4,391,356
Exercised	(5,648)	3.54–9.20	4.48	(25,285)
Cancelled	(32,143)	2.75–169.38	19.49	(626,564)

Balance at December 31, 2004	829,819	2.84–89.38	11.74	9,741,751
Granted	510,400	2.94–13.20	5.14	2,623,880
Exercised	(2,065)	3.54	3.54	(7,310)
Cancelled	(203,858)	2.84–70.00	9.56	(1,948,166)

Balance at December 31, 2005	1,134,296	$2.84–89.38	$9.18	$10,410,155

The following table summarizes information about Cytogen Stock Options at December 31, 2005:

	Outstanding Cytogen Stock Options			Exercisable Cytogen Stock Options
Range of Exercise Prices	Outstanding Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable Shares	Weighted- Average Exercise Price
$ 2.84 – 3.54	240,900	7.1	$3.52	75,645	$3.53
3.55 – 5.14	91,800	9.3	4.69	200	4.26
5.15 – 5.32	227,350	9.5	5.15	35	5.20
5.33 – 6.00	80,200	9.2	5.40	8,500	5.78
6.01 – 11.49	110,103	6.3	10.48	75,322	10.39
11.50 – 11.50	191,734	8.3	11.50	108,747	11.50
11.51 – 11.75	98,750	8.5	11.52	77,680	11.52
11.76 – 89.38	93,459	4.3	32.43	91,459	32.84

$ 2.84 – 89.38	1,134,296	7.9	$9.18	437,588	$14.28

At December 31, 2005, Cytogen Stock Options to purchase 437,588 shares of Cytogen common stock were exercisable and the weighted-average exercise price of these options was $14.28. At December 31, 2005, 722,166 shares of Cytogen common stock were available for issuance under approved option plans.

Included in the above table are options to purchase 150,000 shares of Cytogen common stock granted to our Chief Executive Officer under the Company’s approved stock option plans at an exercise price of $3.54 per share. This option has three separate and equal tranches which will each vest based upon the achievement of certain milestones established by the Company’s Board of Directors. No milestones have been met and, accordingly, no compensation expense has been recorded through December 31, 2005. Effective January 1, 2006, the Company will account for the performance options in accordance with SFAS No. 123(R).

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2005, the Company awarded an aggregate of 168,600 non-vested shares of Cytogen common stock to employees of the Company pursuant to the terms of the Company’s 2004 Stock Incentive Plan, as long term incentive compensation. Such non-vested shares are subject to future vesting over a period of six years, and will be issued upon the satisfaction of such vesting provisions. The Company recorded $869,000 of unearned compensation upon the granting of the non-vested shares, which represented the fair value of Cytogen’s common stock on the date of grant of $5.15 per share. The unearned compensation is being amortized over the six year vesting period using the FIN 28 accelerated attribution method. For the year ended December 31, 2005, the Company recorded a charge of $92,000 in the accompanying statement of operations for the amortization of unearned compensation. The Company reversed $167,000 of unearned compensation related to the cancellation of 32,400 non-vested shares by terminated employees in 2005. There were 136,200 non-vested shares outstanding as of December 31, 2005.

AxCell Stock Options

AxCell, a subsidiary of Cytogen Corporation, also has a stock option plan that provides for the issuance of incentive and non-qualified stock options to purchase AxCell common stock (“AxCell Stock Options”) to employees, for which 2,000,000 shares of AxCell common stock have been reserved. As of December 31, 2005 and 2004, 8,035,000 shares of AxCell common stock were outstanding, 8,000,000 of which are held by Cytogen. AxCell Stock Options are granted with a term of 10 years and generally become exercisable in installments over periods of up to 5 years. Activity under this plan was as follows:

	Number of AxCell Stock Options	Price Range Per Share	Weighted-Average Exercise Price Per Share	Aggregate Exercise Price
Balance at December 31, 2002	190,531	$0.625–4.630	$3.52	$670,681
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(39,710)	0.625–4.630	4.13	(164,121)

Balance at December 31, 2003	150,821	0.625–4.630	3.36	506,560
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	(81,416)	0.625–4.630	2.52	(205,240)

Balance at December 31, 2004	69,405	0.625–4.630	4.34	301,320
Granted	—	—	—	—
Exercised	—	—	—	—
Cancelled	—	—	—	—

Balance at December 31, 2005	69,405	$0.625–4.630	$4.34	$301,320

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about AxCell Stock Options at December 31, 2005:

	Outstanding AxCell Stock Options			Exercisable AxCell Stock Options
Range of Exercise Prices	Outstanding Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Exercisable Shares	Weighted- Average Exercise Price

$ 0.625	5,000	0.3	$0.625	5,000	$0.625
4.63	64,405	5.8	4.63	64,405	4.63

$ 0.625 – 4.63	69,405	6.1	$4.34	69,405	$4.34

At December 31, 2005, AxCell Stock Options to purchase 69,405 shares of AxCell common stock were exercisable and the weighted-average exercise price of these options was $4.34 per share. At December 31, 2005, 1,915,595 AxCell Stock Options were available for future issuance.

Employee Stock Purchase Plan

Cytogen adopted an employee stock purchase plan under which eligible employees may elect to purchase shares of Cytogen common stock at 85% of the lower of fair market value as of the first or last trading day of each quarterly participation period. In 2005, 2004 and 2003, employees purchased 19,733, 6,695 and 4,211 shares, respectively, for aggregate proceeds to the Company of $87,000, $64,000 and $17,000, respectively. The Company has no remaining shares available for future issuance under this employee stock purchase plan.

In September 2005, the Board of Directors of the Company adopted the 2005 Employee Stock Purchase Plan (the “2005 ESPP”). The 2005 ESPP, which is effective October 1, 2005, will replace the Company’s existing employee stock purchase plan. Under the 2005 ESPP, eligible employees may elect to purchase shares of Cytogen common stock at 85% of the lower of fair market value as of the first or last trading day of each participation period. Under the 2005 ESPP, officers of the Company who purchase shares may not transfer such shares for a period of 12 months after the purchase date. The Company has reserved 500,000 shares of common stock for future issuance under the 2005 ESPP. The Company intends to submit the 2005 ESPP for consideration by the stockholders of the Company at the Company’s Annual Meeting of Stockholders in 2006. The Company will not sell any shares of common stock pursuant to the 2005 ESPP unless such plan is approved by the stockholders of the Company.

Fair Value

The weighted-average fair value per share of the options granted under the Cytogen stock option plans during 2005, 2004 and 2003 is estimated at $3.67, $8.74 and $8.12 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003:

Valuation Assumptions	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility	96.27%	109.66%	141.17%
Risk-free interest rate	3.97%	3.78%	2.81%
Expected life	4.6 yrs	4.6 yrs	4 yrs

The weighted-average fair value per share ascribed to the shares purchased under the employee stock purchase plan during 2005, 2004 and 2003 is estimated at $3.35, $3.81 and $1.51 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003:

Valuation Assumptions	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility	112.23%	52.63%	115.12%
Risk-free interest rate	2.71%	1.26%	1.10%
Expected life	3 months	3 months	3 months

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.	RELATED PARTY TRANSACTION

Consulting services were provided to the Company under an agreement with the Chairman of the Board of Directors related to time spent in that function on Company matters. Fees and expenses under this agreement were $38,000 in 2003. This agreement was terminated in October 2003.

17.	RETIREMENT SAVINGS PLAN

The Company maintains a defined contribution 401(k) plan for its employees. The contribution is determined by the Board of Directors and is based upon a percentage of gross wages of eligible employees. The plan provides for vesting over four years, with credit given for prior service. The Company also makes contributions in cash or its common stock, at the Company’s discretion, under the 401(k) plan in amounts which match up to 50% of the salary deferred by the participants up to 6% of total salary. During 2003, the Company issued 3,939 shares of its common stock under the 401(k) plan. No such shares were issued in 2005 or 2004. Total expense related to the 401(k) contributions was $164,000, $136,000 and $79,000 for 2005, 2004 and 2003, respectively.

18.	INCOME TAXES

As of December 31, 2005, Cytogen had federal and state net operating loss carryforwards of approximately $292.0 million and $211.0 million, respectively. The components of the federal net operating loss carryforward that will expire in the next five years are as follows: $16.8 million in 2006, $15.7 million in 2007, $10.9 million in 2008, $3.8 million in 2009 and $11.9 million in 2010. The components of the state net operating loss carryforward that will expire in the next five years are as follows: $7.2 million in 2006, $13.9 million in 2007, $31.9 million in 2008, $16.9 million in 2009 and $20.4 million in 2010. The Company also had federal and state research and development tax credit carryforwards of approximately $5.2 million and $441,000, respectively. These net operating loss and credit carryforwards have begun to expire and will continue to expire through 2025.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an “ownership change”. Such an “ownership change”, as described in Section 382 of the Internal Revenue Code, may limit the Company’s utilization of its net operating loss and tax credit carryforwards. Additionally, various states have similar limitations on utilization of certain state net operating loss and credit carryforwards that may limit the Company’s ability to realize the benefits of these carryforwards.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Based on the Company’s loss before income taxes during 2005, 2004 and 2003, the Company would have been expected to record a tax benefit using the statutory tax rate. During 2005, 2004 and 2003, there were increases of $4,331,000, $3,114,000 and $2,466,000, respectively, in the valuation allowance, due to the Company’s loss history, and uncertainty regarding the realization of deferred tax assets. These increases to the valuation allowance reduced the actual benefit to $256,000, $307,000 and $888,000 in 2005, 2004 and 2003, respectively, which amounts are related to the sales of New Jersey state operating loss carryforwards as discussed below. Deferred tax assets have been fully reserved as of December 31, 2005 and 2004.

A portion of the Company’s net operating loss carryforward relates to tax deductions from stock option exercises and disqualifying dispositions that would be accounted for as capital contributions for financial reporting purposes to the extent such deductions could be utilized by the Company. The valuation allowance includes approximately $184,000 pertaining to tax deductions relating to stock option exercises for which any subsequently recognized tax benefit will be recorded as an increase to additional paid-in capital.

	2005	2004
	(All amounts in thousands)
Deferred tax assets:
Net operating loss carryforwards	$111,341	$106,119
Capitalized research and development expenses	8,220	7,328
Research and development credit	5,606	6,095
Acquisition of in-process technology	722	831
Other, net	6,873	8,058

Total deferred tax assets	132,762	128,431
Valuation allowance	(132,762)	(128,431)

Net deferred tax assets	$—	$—

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2005, 2004 and 2003, the Company sold New Jersey state operating loss carryforwards, resulting in the recognition of $256,000, $307,000 and $888,000 of income tax benefit, respectively.

19.	COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under non-cancelable operating leases that expire in October 2007. Rent expense on these leases was $351,000, $510,000 and $694,000 in 2005, 2004 and 2003, respectively. Minimum future obligations under the operating leases are $620,000 as of December 31, 2005 and will be paid as follows: $338,000 in 2006 and $282,000 in 2007.

The Company is obligated to make minimum future payments under contracts for research and development, investor relations, consulting and other supporting services that expire at various times. As of December 31, 2005, the minimum future payments under these contracts are $1.3 million and will be paid as follows: $463,000 in 2006, $96,000 in 2007, $76,000 in each year from 2008 to 2009, $75,000 each year from 2010 to 2017, and $25,000 in 2018. In addition, under the BMS-MI agreement, the Company is obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008. The Company may terminate this agreement on two years prior written notice (see Note 8). The Company is also obligated to pay milestone payments upon achievement of certain milestones and royalties on revenues from commercial product sales including certain guaranteed minimum payments. Such obligations include payments to Dow (see Note 6) and Berlex Laboratories (see Note 7).

As of March 15, 2006, the Company and Progenics have not agreed on a work plan and annual budget for 2006 for the joint venture. The Company cannot give any assurances that agreement will be reached on such matters in the near future, if at all. The failure to reach agreement with Progenics on these matters could significantly and adversely affect the development of PSMA technologies and products. Such funding amount in subsequent periods may vary dependent upon, among other things, the results of the clinical trials and research and development activities, competitive and technological developments, and market opportunities.

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

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the current estimated liabilities relating to this provision are minimal. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2005 and 2004.

20.	ANTISOMA RESEARCH LIMITED

In September 2003, Antisoma Research Limited (“Antisoma”) acquired certain royalty rights to Antisoma’s lead product, R1549 (formerly Pemtumomab), from Cytogen. In connection with Antisoma’s acquisition of such rights, Antisoma made a cash payment to Cytogen of $500,000 which the Company recognized as revenue because it has no continuing involvement in this arrangement. Antisoma has agreed to make an additional payment of $500,000 upon the first commercial sale, if any, of the R1549 product. In return, Cytogen relinquished its right to receive royalties equivalent to 1.65% of future net sales, if any, of the R1549 product. In April 2004, Antisoma announced that, based upon the outcomes for patients in a phase III study of R1549 in ovarian cancer, it is unlikely that development of R1549 will continue.

21.	LITIGATION AND RELATED MATTERS

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

CYTOGEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cytogen’s PROSTASCINT product infringed U.S. Patent No. 4,460,559, which claims a method for detecting and localizing tumors. The settlement with Immunomedics was on behalf of Cytogen and Bard.

In December 2005, Trapeziod Healthcare Communications LLC filed a complaint against the Company in the Superior Court of New Jersey, Law Division, Mercer County, seeking approximately $426,000 in damages arising from the Company’s alleged failure to pay Trapezoid for marketing services allegedly provided to the Company. The Company cannot predict the outcome of such litigation with certainty. The Company plans to conduct a vigorous defense of such claim. At December 31, 2005, the Company has established a reserve for the full amount of this claim.

In January 2006, the Company filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties’ 2000 license agreement. The complaint seeks damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX in compliance with the terms of the licensing agreement. In February 2006, Advanced Magnetics filed an answer to the Company’s complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process. The Company believes these counterclaims have no merit and plans to conduct a vigorous defense of such counterclaims. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, the Company is unable to estimate the ultimate financial impact, if any, to its results of operations and financial condition.

In addition, the Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any such current matters would not have a material effect on the Company’s financial condition, results of operations or liquidity.

22.	SUBSEQUENT EVENTS

In February 2006, the Company and Savient Pharmaceuticals, Inc. executed a binding letter of intent to negotiate a definitive agreement granting Cytogen exclusive marketing rights for SOLTAMOX (tamoxifen citrate) in the United States. SOLTAMOX is an oral liquid hormonal therapy approved for marketing in the United States. Under the terms of the letter of intent, the Company has agreed to pay Savient, upon closing of the transaction, an upfront licensing fee of $2 million and additional contingent sales-based milestone payments of up to a total of $4 million. Savient will also receive royalties on net sales of SOLTAMOX. The Company intends to enter into a supply agreement with Rosemont Pharmaceuticals Ltd., a wholly owned subsidiary of Savient, for the manufacture and supply of SOLTAMOX. Consummation of the transaction is subject to a number of conditions, including satisfactory completion of due diligence by Cytogen and negotiation and execution of definitive licensing and supply agreements.

23.	CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED

The following tables provide quarterly data for the years ended December 31, 2005 and 2004.

	Three Months Ended
	March 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(amounts in thousands except per share data)
Total revenues	$3,994	$4,156	$3,551	$4,245
Total operating expenses	10,688	12,009	11,549	10,509

Operating loss	(6,694)	(7,853)	(7,998)	(6,264)
Other income, net	101	112	877	1,174

Loss before income taxes	(6,593)	(7,741)	(7,121)	(5,090)
Income tax benefit	—	—	—	(256)

Net loss	$(6,593)	$(7,741)	$(7,121)	$(4,834)

Basic and diluted net loss per share	$(0.43)	$(0.50)	$(0.40)	$(0.25)

Weighted-average common shares outstanding	15,513	15,564	17,857	19,466

Product related gross margin	$1,526	$1,826	$1,130	$1,654

	Three Months Ended
	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(amounts in thousands except per share data)
Total revenues	$3,601	$3,952	$3,261	$3,805
Total operating expenses	7,903	8,393	8,944	10,489

Operating loss	(4,302)	(4,441)	(5,683)	(6,684)
Other income, net	20	57	87	99

Loss before income taxes	(4,282)	(4,384)	(5,596)	(6,585)
Income tax benefit	—	—	—	(307)

Net loss	$(4,282)	$(4,384)	$(5,596)	$(6,278)

Basic and diluted net loss per share	$(0.33)	$(0.30)	$(0.36)	$(0.41)

Weighted-average common shares outstanding	12,860	14,848	15,435	15,454

Product related gross margin	$1,183	$1,532	$1,044	$1,412

CYTOGEN CORPORATION

650 College Road East, Suite 3100

Princeton, New Jersey 08540-5308

609-750-8200

www.cytogen.com