Form 10-Q
period 2006-03-31
CYTOGEN CORP
filed 2006-05-10
CIK 725058

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

     (Mark One)

         |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large Accelerated Filer |_|  Accelerated Filer |X|   Non- Accelerated Filer |_|

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

Class: Common Stock, $.01 par value       Outstanding at May 8, 2006: 22,473,762

================================================================================

                               CYTOGEN CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2006

                                TABLE OF CONTENTS
                                -----------------

                                                                                                  Page
                                                                                                  ----

PART I.    FINANCIAL INFORMATION..............................................................      1

     Item 1.    Consolidated Financial Statements (unaudited).................................      1

                Consolidated Balance Sheets as of March 31, 2006 and
                   December 31, 2005..........................................................      2
                Consolidated Statements of Operations for the Three Months
                   Ended March 31, 2006 and 2005..............................................      3

                Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 2006 and 2005 .............................................      4

                Notes to Consolidated Financial Statements....................................      5

     Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................................      20

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk....................      33

     Item 4.    Controls and Procedures.......................................................      33

PART II.   OTHER INFORMATION..................................................................      35

     Item 1.    Legal Proceedings.............................................................      35

     Item 1A.   Risk Factors..................................................................      35

     Item 6.    Exhibits......................................................................      41

SIGNATURES....................................................................................      42


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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (All amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                                              MARCH 31,                  DECEMBER 31,
                                                                                2006                         2005
                                                                           ----------------          -------------------
ASSETS:
Current assets:
     Cash and cash equivalents.........................................     $      26,112             $     30,337
     Accounts receivable, net..........................................             1,944                    1,743
     Inventories.......................................................             2,089                    3,582
     Prepaid expenses..................................................               749                      906
     Other current assets..............................................                51                      354
                                                                            -------------             ------------

       Total current assets............................................            30,945                   36,922

     Property and equipment, less accumulated depreciation and amortization of $1,060 and $981 at March 31, 2006 and December 31, 2005,
        respectively...................................................               916                      886
     QUADRAMET license fee, less accumulated amortization of $1,847 and
        $1,673 at March 31, 2006 and December 31, 2005, respectively.
                                                                                    6,153                    6,327
     Other assets......................................................               822                      655
                                                                            -------------             ------------

                                                                            $      38,836             $     44,790
                                                                            =============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Current portion of long-term liabilities..........................                52                       26
     Accounts payable and accrued liabilities..........................             5,716                    5,271
                                                                            -------------             ------------

       Total current liabilities.......................................             5,768                    5,297

Warrant liability......................................................             2,500                    1,869
Other long-term liabilities............................................                98                       46
                                                                            -------------             ------------
         Total liabilities.............................................             8,366                    7,212
                                                                            -------------             ------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 5,400,000 shares authorized-Series C
       Junior Participating Preferred Stock, $.01 par value, 200,000 shares
       authorized, none issued and outstanding.........................                --                       --
     Common stock, $.01 par value, 50,000,000 shares authorized,
       22,473,762 shares issued and outstanding at March 31, 2006
       and December 31, 2005...........................................               225                      225
     Additional paid-in capital........................................           450,354                  450,502
     Unearned compensation.............................................                --                     (610)
     Accumulated other comprehensive income............................               124                       28
     Accumulated deficit...............................................          (420,233)                (412,567)
                                                                            -------------             ------------

       Total stockholders' equity......................................            30,470                   37,578
                                                                            -------------             ------------

                                                                            $      38,836             $     44,790
                                                                            =============             ============

          The accompany notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------------------------
                                                                                2006                         2005
                                                                           ----------------            -----------------
REVENUES:
     Product revenue:
       PROSTASCINT...................................................       $       2,184               $     1,899
       QUADRAMET.....................................................               2,256                     2,054
                                                                            -------------               -----------
           Total product revenue.....................................               4,440                     3,953

     License and contract revenue....................................                   2                        41
                                                                            -------------               -----------

           Total revenues............................................               4,442                     3,994
                                                                            -------------               -----------

OPERATING EXPENSES:
     Cost of product revenue.........................................               2,416                     2,427
     Selling, general and administrative.............................               6,237                     7,024
     Research and development........................................               2,982                       739
     Equity in loss of joint venture.................................                 133                       498
                                                                            -------------               -----------

           Total operating expenses..................................              11,768                    10,688
                                                                            -------------               -----------

           Operating loss............................................              (7,326)                   (6,694)

INTEREST INCOME......................................................                 297                       143
INTEREST EXPENSE.....................................................                  (6)                      (42)
INCREASE IN VALUE OF WARRANT LIABILITY...............................                (631)                       --
                                                                            -------------               -----------

NET LOSS                                                                    $      (7,666)              $    (6,593)
                                                                            =============               ===========

BASIC AND DILUTED NET LOSS PER SHARE.................................       $       (0.34)              $     (0.43)
                                                                            =============               ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........................              22,474                    15,513
                                                                            =============               ===========


          The accompany notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------------
                                                                               2006                     2005
                                                                        -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................    $       (7,666)         $      (6,593)
Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization.................................               285                    243
       Increase in value of warrant liability........................               631                     --
       Share-based compensation expense..............................               462                     --
       Increase (decrease) in provision for doubtful accounts........                 9                    (62)
       Amortization of premiums on investments.......................                --                     43
       Deferred rent.................................................                (5)                    26
       Changes in assets and liabilities:
         Receivables.................................................              (210)                  (333)
         Inventories.................................................             1,493                   (629)
         Other assets................................................               389                    343
         Liability related to joint venture..........................                --                     (2)
         Accounts payable and accrued liabilities....................               450                 (2,511)
                                                                         --------------          -------------

       Net cash used in operating activities.........................            (4,162)                (9,475)
                                                                         --------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment..................................               (57)                  (136)
Maturities of short-term investments.................................                --                 13,035
                                                                         --------------          -------------

       Net cash provided by (used in) investing activities...........               (57)                12,899
                                                                         --------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock...............................                --                    188
Payment of long-term liabilities.....................................                (6)                    (5)
                                                                         --------------          -------------

       Net cash provided by (used in) financing activities...........                (6)                   183
                                                                         --------------          -------------

Net increase (decrease) in cash and cash equivalents.................            (4,225)                 3,607

Cash and cash equivalents, beginning of period.......................            30,337                 13,046
                                                                         --------------          -------------

Cash and cash equivalents, end of period.............................    $       26,112          $      16,653
                                                                         ==============          =============

Supplemental disclosure of non-cash information:
Capital lease of equipment...........................................    $           84          $          --
                                                                         ==============          =============
Unrealized holding gain on marketable securities.....................    $           96          $          69
                                                                         ==============          =============

Supplemental disclosure of cash information:
Cash paid for interest...............................................    $            5          $           2
                                                                         ==============          =============

          The accompany notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   THE COMPANY

BACKGROUND

     Founded in 1980, Cytogen Corporation (the "Company" or "Cytogen") of Princeton, NJ is a biopharmaceutical company dedicated to improving the lives of patients with cancer by acquiring, developing and commercializing innovative molecules targeting the sites and stages of cancer progression. The Company's marketed products include QUADRAMET (samarium Sm-153 lexidronam injection) and PROSTASCINT (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States. The Company has exclusive United States marketing rights to COMBIDEX (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (formerly Code 7228) for oncology applications in the United States. On March 3, 2005, the FDA's Oncologic Drugs Advisory Committee (ODAC) voted to not recommend approval of the proposed broad indication for COMBIDEX being sought by Advanced Magnetics. On March 24, 2005, Advanced Magnetics, Inc. informed Cytogen that Advanced Magnetics received an approvable letter from the FDA for COMBIDEX, subject to certain conditions. The Company is also developing therapeutics targeting prostate-specific membrane antigen ("PSMA"), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors.

     On April 21, 2006, the Company and Savient Pharmaceuticals, Inc. ("Savient") entered into a distribution agreement granting the Company exclusive marketing rights for SOLTAMOX(TM) (tamoxifen citrate) in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. In addition, the Company entered into a supply agreement with Rosemont Pharmaceuticals Limited, a wholly-owned subsidiary of Savient ("Rosemont"), for the manufacture and supply of SOLTAMOX. The Company expects to launch SOLTAMOX during the third quarter of 2006.

     Cytogen has a history of operating losses since its inception. The Company currently relies on two products, PROSTASCINT and QUADRAMET, for substantially all of its revenues. In addition, the Company has, from time to time, stopped selling certain products, such as NMP22 BLADDERCHEK, BRACHYSEED and ONCOSCINT, that the Company previously believed would generate significant revenues. The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals. In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary technologies for the Company to sell and market to others. The Company is also subject to revenue and credit concentration risks as a small number of its customers account for a high percentage of total revenues and corresponding receivables. The loss of one of these customers or changes in their buying patterns could result in reduced sales, thereby adversely affecting the Company's operating results.

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further the Company's marketing and sales programs. The Company expects its existing capital resources should be adequate to fund operations and commitments at least into 2007. The Company cannot assure you that its business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The Company expects that it will have additional requirements for debt or equity capital, irrespectively of whether and when profitability is reached, for further product development, product and technology acquisition costs, and working capital.

BASIS OF CONSOLIDATION

     The consolidated financial statements include the financial statements of Cytogen and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

     The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 2005. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories

     The Company's inventories are primarily related to PROSTASCINT. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following (all amounts in thousands):

                                       MARCH 31, 2006        DECEMBER 31, 2005
                                     ------------------    ---------------------

   Raw materials.....................    $     291              $      291
   Work-in-process...................        1,459                   2,625
   Finished goods....................          339                     666
                                         ---------              ----------
                                         $   2,089              $    3,582
                                         =========              ==========

Net Loss Per Share

     Basic net loss per common share is calculated by dividing the Company's net loss by the weighted-average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three month periods ended March 31, 2006 and 2005 because the inclusion of common stock equivalents, which consist of nonvested shares, warrants and options to purchase shares of the Company's common stock, would be antidilutive due to the Company's losses.

Variable Interest Entities

     The Company follows the revised Financial Accounting Standards Board ("FASB") Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.

     In June 1999, Cytogen entered into a joint venture with Progenics Pharmaceuticals, Inc. ("Progenics," and collectively with Cytogen, the
"Members") to form the PSMA Development Company LLC (the "Joint Venture"). The Joint Venture is developing antibody-based and vaccine immunotherapeutic products utilizing Cytogen's exclusively licensed prostate-specific membrane antigen ("PSMA") technology. The Joint Venture was owned equally by the Members until April 20, 2006, when the Company sold its 50% interest in the Joint Venture to Progenics (see Note 3). Cytogen accounted for the Joint Venture using the equity method of accounting. The Company was not required to consolidate the Joint Venture under the requirements of FIN 46R.

OTHER COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income consisted of unrealized holding gains on marketable securities. For the three months ended March 31, 2006, the unrealized holding gain for these securities was $96,000 and, as a result, the comprehensive loss for the three months ended March 31, 2006 was $7,570,000. For the three months ended March 31, 2005, the unrealized holding gain on these securities was $69,000 and, as a result, the comprehensive loss for the three months ended March 31, 2005 was $6,524,000.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123 ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) requires that companies recognize compensation expense associated with share-based compensation arrangements, including employee stock options, in the financial statements effective as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) eliminates the Company's ability to account for such transactions using the intrinsic method of accounting under APB 25. SFAS 123(R) also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that do not meet certain criteria.

     In April 2005, the Securities and Exchange Commission announced the adoption of a new rule allowing companies to implement SFAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005.
Accordingly, the Company adopted SFAS 123(R) in its fiscal year beginning January 1, 2006 using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement to the prior periods. As such, compensation expense, which is measured based on the fair value of the instrument on the grant date, is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that have not vested as of January 1, 2006. The Company has implemented the straight-line expense attribution method for all options granted after January 1, 2006. Prior to adopting SFAS 123(R), the Company used the accelerated attribution method in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The adoption of SFAS 123(R) has a material impact on the Company's results of operations (see Note 2).

Abnormal Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 151 in its fiscal year beginning January 1, 2006. The adoption of this standard did not have any impact on the Company in the first quarter of 2006.

2.   SHARE-BASED COMPENSATION

     The Company has various share-based compensation plans that provide for the issuance of common stock and incentive and non-qualified stock options to purchase the Company's common stock to employees, non-employee directors and outside consultants. These plans are administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Company will generally issue new common shares to satisfy option exercises or upon satisfaction of service requirement for nonvested shares.

Cytogen Stock Options

     Currently, the Company has two plans which allow for the issuance of stock options and other awards: the 2004 Stock Incentive Plan (the "2004 Plan") and the 2004 Non-Employee Director Stock Incentive Plan (the "2004 Director Plan"). An aggregate of 1,200,000 and 375,000 shares of Cytogen common stock have been reserved for issuance upon the exercise of options or stock awards (as applicable) under the 2004 Plan and 2004 Director Plan, respectively. The Company also has certain other option plans, for which there are options outstanding but no new options can be granted under those plans.

     The 2004 Plan provides for the grant of incentive stock options, non-qualified stock options or nonvested shares (see below) to the Company's employees, officers, consultants and advisors. Generally, options granted to employees will vest 40%, 30% and 30% one year, two years and three years after the date of grant, respectively. Options granted to officers will generally vest annually one third each year over a three-year period from the date of grant. Performance options, which will vest upon the achievement of certain milestones, may also be granted under the 2004 Plan. The exercise price of Cytogen stock options is equal to the average of high and low trading prices for Cytogen common stock on the date of grant, unless a higher exercise price is specified by the Compensation Committee. Except for certain circumstances, the options will generally expire upon the earlier of ten years after the date of grant or 90 days after termination of employment.

     The 2004 Director Plan provides for the grant of non-qualified stock options and shares of Cytogen common stock, in certain circumstances, to members of the Company's Board of Directors who are not employees of the Company. According to the 2004 Director Plan, each re-elected Director shall automatically receive options to purchase shares of Cytogen common stock on the day following each Annual Meeting of Stockholders. Each new Director who is appointed after the date of the most recent Annual Meeting of Stockholders will receive a certain number of options, pro-rated for the number of months remaining until the next Annual Meeting. All options will become excisable on the first anniversary of the date of grant, unless options are granted to a Director who has served on the Company's Board of Directors for at least three years and retires or resigns after reaching 55 years of age. In such case, the options may be exercised in full regardless of the time lapse since the date of grant. The exercise price of Cytogen stock options is equal to the average of high and low trading prices for Cytogen common stock on the date of grant. Except for certain circumstances, the options will generally expire upon the earlier of ten years after the date of grant or 90 days after termination date.

     A summary of option activities related to Cytogen stock options other than performance options, for the three months ended March 31, 2006 is as follows:

                                              NUMBER    WEIGHTED-    WEIGHTED-
                                               OF        AVERAGE      AVERAGE
                                             CYTOGEN    EXERCISE     REMAINING      AGGREGATE
                                              STOCK     PRICE PER   CONTRACTUAL     INTRINSIC
    Cytogen Options Other Than               OPTIONS      SHARE        LIFE           VALUE
    Performance Options                  ------------- ----------- ------------  -------------
    -----------------------------------
    Balance at December 31, 2005.......      980,796    $  10.04
       Granted.........................       19,200        2.98
       Exercised.......................           --          --
       Forfeited.......................      (29,460)       5.56
       Expired.........................      (21,996)      12.05
                                         ------------- ----------- ------------  -------------

    Balance at March 31, 2006..........      948,540    $   9.99        8.00       $  25,000

    Exercisable and expected to
       vest at March 31, 2006..........      896,343    $  10.19        7.98       $  22,000

    Exercisable at March 31, 2006......      419,220    $  14.33        6.77       $   7,000



         A summary of option activities related to performance options for the three months ended March 31, 2006 is as follows:

                                            NUMBER     WEIGHTED-     WEIGHTED-
                                               OF       AVERAGE       AVERAGE
                                            CYTOGEN    EXERCISE      REMAINING     AGGREGATE
                                             STOCK     PRICE PER    CONTRACTUAL    INTRINSIC
                                            OPTIONS      SHARE         LIFE          VALUE
    Performance Options                  ------------- ----------- ------------  -------------
    -----------------------------------
    Balance at December 31, 2005.......     150,000    $    3.54
       Granted.........................          --           --
       Exercised.......................          --           --
       Forfeited and Expired...........          --           --
                                         ------------- ----------- ------------  -------------
    Balance at March 31, 2006..........      150,000    $   3.54        6.72      $   12,000

    Exercisable and expected to
       vest at March 31, 2006..........           --          --          --              --

    Exercisable at March 31, 2006......           --          --          --              --


These performance options are not deemed probable of becoming exercisable at March 31, 2006.

Nonvested Shares

     Under the 2004 Plan, the Company may issue nonvested shares to employees, officers, consultants and advisors. The maximum number of shares authorized for grant under the 2004

Incentive Plan is 200,000. Generally, the nonvested shares will vest in four equal annual installments beginning on the third anniversary of the date of grant.

     A summary of the Cytogen's nonvested share activities for the three months ended March 31, 2006 is as follows:

                                                                    WEIGHTED-
                                             NUMBER     WEIGHTED-   AVERAGE
                                               OF       AVERAGE    REMAINING      AGGREGATE
                                            NONVESTED  GRANT DATE    VESTING      INTRINSIC
                                             SHARES    FAIR VALUE     TERM          VALUE
    Nonvested Shares                     ------------- ---------- -------------  ------------
    -----------------------------------
    Balance at December 31, 2005.......      136,200   $   5.15
       Granted.........................        2,000       2.86
       Vested..........................           --         --
       Forfeited.......................       (7,800)      5.15
                                         ------------- ---------- -------------  ------------
    Balance at March 31, 2006..........      130,400   $   5.11       3.72        $ 472,000

    Vested and expected to vest at
       March 31, 2006..................      102,322   $   5.12       2.92        $ 370,000

    Vested at March 31, 2006...........           --         --         --               --


Employee Stock Purchase Plan

     In September 2005, the Board of Directors of the Company adopted the 2005 Employee Stock Purchase Plan (the "2005 ESPP"). The 2005 ESPP, which is subject to stockholder approval, will be effective October 1, 2005, and will replace the Company's existing employee stock purchase plan which had no remaining shares available for future issuance. Under the 2005 ESPP, eligible employees may elect to purchase shares of Cytogen common stock at 85% of the lower of fair market value as of the first or last trading day of each participation period. Under the 2005 ESPP, officers of the Company who purchase shares may not transfer such shares for a period of 12 months after the purchase date. The initial offering period will be a nine-month period beginning on October 1, 2005 and ending on June 30, 2006. Subsequent purchase periods will be three-month periods beginning on the first day in July, October, January and April. The Company has reserved 500,000 shares of common stock for future issuance under the 2005 ESPP. The Company intends to submit the 2005 ESPP for consideration by the stockholders of the Company at the Company's Annual Meeting of Stockholders on June 13, 2006. The Company will not sell any shares of common stock pursuant to the 2005 ESPP unless such plan is approved by the stockholders of the Company. The 2005 ESPP plan will be compensatory under SFAS 123(R).

Warrants and Options Issued to Non-Employees

     From time to time, the Company may issue warrants and options to purchase Cytogen common stock to non-employees, excluding directors, in exchange for goods or services. Warrants are issued outside of any approved compensation plans. Terms of warrants and options vary among various arrangements, with vesting period generally up to one year or become automatically exercised if certain conditions are met. Contractual term ranges up to ten years.

     A summary of the Cytogen warrants and options issued to non-employees for the three months ended March 31, 2006 is as follows:

                                                  NUMBER
                                                    OF         WEIGHTED-     WEIGHTED-
                                                 CYTOGEN        AVERAGE       AVERAGE
                                                 WARRANTS      EXERCISE      REMAINING       AGGREGATE
                                                   AND         PRICE PER     CONTRACTUAL     INTRINSIC
    Warrants and Options to Non-Employees        OPTIONS        SHARE          LIFE            VALUE
    ----------------------------------------  -------------  -------------  ------------   ------------

    Balance at December 31, 2005............      359,978     $   6.96
       Granted..............................           --           --
       Exercised............................           --           --
       Forfeited and Expired................           --           --
                                               ------------  -------------  ------------   ------------
    Balance at March 31, 2006...............      359,978     $   6.96           3.13           --

    Exercisable and expected to
       vest at March 31, 2006...............      359,978     $   6.96           3.13           --

    Exercisable at March 31, 2006...........      173,500     $   9.87           1.44           --


AxCell Stock Options

     AxCell, a subsidiary of Cytogen Corporation, also has a stock option plan that provides for the issuance of incentive and non-qualified stock options to purchase AxCell common stock ("AxCell Stock Options") to employees, for which 2,000,000 shares of AxCell common stock have been reserved. AxCell Stock Options are granted with a term of 10 years and generally become exercisable in installments over periods of up to 5 years.

         A summary of AxCell stock option activities for the three months ended March 31, 2006 is as follows:

                                                                       WEIGHTED
                                              NUMBER      WEIGHTED-    AVERAGE
                                            OF AXCELL      AVERAGE    REMAINING
                                              STOCK       EXERCISE   CONTRACTUAL
    AxCell Stock Options                     OPTIONS        PRICE       TERM
    ------------------------------------- -----------  ------------ -----------

    Balance at December 31, 2005.........     69,405    $    4.34         6.10
       Granted...........................         --           --
       Exercised.........................         --           --
       Forfeited and Expired.............         --           --
                                          -----------   ------------ -----------

    Balance at March 31, 2006............     69,405    $    4.34         4.42

    Exercisable and expected to
       vest at March 31, 2006............     69,405    $    4.34         4.42

    Exercisable at March 31, 2006........     69,405    $    4.34         4.42

     Effective January 1, 2006, the Company adopted SFAS No. 123(R) which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based employee compensation expense under the recognition and measurement principles of APB 25, and related interpretations. Under APB 25, compensation costs related to stock options granted with exercise prices equal to or greater than the fair value of the underlying shares at the date of grant under those plans were not recognized in the consolidated statements of operations. Compensation costs related to nonvested shares and stock options granted with exercise prices below fair value of the underlying shares at the date of grant were recognized in the consolidated statements of operations over the requisite service period, generally the vesting periods of the awards. Compensation costs associated with those awards granted prior to the adoption of SFAS 123(R) were recognized using the accelerated attribution method in accordance with FIN 28 and forfeitures recorded as incurred. The following table illustrates the effect on net loss and net loss per share as if the fair value method of SFAS 123 had been applied for the three months ended March 31, 2005 (all amounts in thousands, except per share data):


  Net loss, as reported...........................................  $    (6,593)
  Add:  Share-based employee compensation expense as
    reported in net loss..........................................           --
  Deduct:  Total stock-based employee compensation expense
    determined under fair-value-based method for all awards.......         (563)
                                                                    ------------
  Pro forma net loss..............................................  $    (7,156)
                                                                    ============

  Basic and diluted net loss per share, as reported...............  $     (0.43)
                                                                    ============
  Pro forma basic and diluted net loss per share..................  $     (0.46)
                                                                    ============

     The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that share-based compensation cost be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and is recognized for all awards granted, modified or settled after the effective date as well as awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended March 31, 2006, the Company recorded $462,000 of stock-based compensation expense, of which $403,000 was included in selling, general and administrative expenses and $59,000 in research and development expenses. No stock-based compensation cost was recorded for the three months ended March 31, 2005. During the three months ended March 31, 2006, there was no modification to the share-based awards. No compensation cost was capitalized into assets as of March 31, 2006.

     The adoption of SFAS 123(R) resulted in a higher loss of $429,000 or $0.02 per share to the Company's net loss and net loss per basic and diluted share, respectively, for the three months ended March 31, 2006, than if the Company had continued to account for the share-based compensation under APB 25. At March 31, 2006, unrecognized compensation expense, which includes the impact of estimated forfeitures, related to unvested awards granted under the Company's share-based compensation plans is approximately $1.6 million and remains to be recognized over a weighted average period of 1.2 years. The Company recognizes share-based compensation on a straight-line basis over the requisite service period for grants on or after January 1, 2006. Unrecognized compensation expense related to grants made prior to adoption of SFAS 123(R) are recognized using the accelerated amortization method. Prior periods were not restated to reflect the impact of adopting the new standard. No cumulative effect adjustment was recorded for the accounting change related to recording actual forfeitures as incurred under APB 25 to estimating forfeitures in accordance with SFAS 123(R) as the amount was de minimus.

     The Company's share-based compensation costs are generally based on the fair value of the option awards calculated using a Black-Scholes option pricing model on the date of grant. The compensation costs for nonvested share awards are based on the fair value of Cytogen common stock on the date of grant. The weighted-average grant date fair value per share of the options granted under the Cytogen stock option plans during the three months ended March 31, 2006 and 2005 is estimated at $2.40 and $7.25 per share, respectively using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended:

                                                        MARCH            MARCH
                                                       31, 2006         31, 2005
                                                       --------         --------

     Expected life (years).........................      5.95            4.10
     Expected volatility...........................       99%             91%
     Dividend yield................................        0%              0%
     Risk-free interest rate.......................     4.63%           3.60%

     The Company calculates the expected life using the simplified method as described in the SEC's Staff Accounting Bulletin No. 107 (SAB 107) for "plain vanilla" options meeting certain criteria. The simplified method is based on the vesting period and the contractual term for each grant or each vesting-tranche of awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The Company calculates expected volatility for stock-based awards using historical volatility, measured over a period equal to the expected term of the award which it believes is a reasonable estimate of future volatility.

     In addition, under SFAS 123(R), the Company is required to estimate expected forfeitures of options and stock grants over the requisite service period and adjust shared-based compensation accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. Under the provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than what had been estimated and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than what had been estimated.

     During the three months ended March 31, 2006 and 2005, total fair value on date of vesting of stock options that became vested was $41,000 and $16,000, respectively. There was no vesting of nonvested shares during the three months ended March 31, 2006. There were no option exercises during the three months ended March 31, 2006 and 2005.

3.   JOINT VENTURE - THE PSMA DEVELOPMENT COMPANY LLC

     In June 1999, Cytogen entered into a joint venture with Progenics to form the PSMA Development Company LLC (the "Joint Venture"), a development stage enterprise. The Joint Venture is developing antibody-based and vaccine immunotherapeutic products utilizing Cytogen's proprietary PSMA technology. The Joint Venture was owned equally by Cytogen and Progenics until April 20, 2006 (see below). Cytogen accounted for the Joint Venture using the equity method of accounting. Cytogen had recognized 50% of the Joint Venture's operating results in its consolidated statements of operations for the three months ended March 31, 2006 and 2005.

     On April 20, 2006, the Company entered into a Membership Interest Purchase Agreement with Progenics providing for the sale to Progenics of the Company's 50% ownership interest in the Joint Venture. In addition, the Company entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and the Joint Venture pursuant to which the Company licensed the Joint Venture certain rights in PSMA technology. Under the terms of such agreements, the Company sold its 50% interest in the Joint Venture for an upfront cash payment of $13.2 million, potential future milestone payments totaling up to $52 million payable upon regulatory approval and commercialization of the Joint Venture products, and royalties on future product sales of the Joint Venture, if any.

     For the three months ended March 31, 2006 and 2005, Cytogen recorded $133,000 and $498,000, respectively, of the Joint Venture's net losses. As of March 31, 2006 and December 31, 2005, the carrying value of the Company's investment in the Joint Venture was $246,000 and $379,000, respectively, which represents Cytogen's investment in the Joint Venture, less its cumulative share of losses, which net investment is recorded in other assets. Selected financial statement information of the Joint Venture is as follows (all amounts in thousands):

BALANCE SHEET DATA:

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     2006                  2005
                                                                               ----------------     ------------------
                                   ASSETS:

Cash......................................................................      $        661         $        873
Prepaid expenses..........................................................                --                    9
Accounts receivable from Progenics Pharmaceuticals, Inc.,
    a related party.......................................................               268                  194
                                                                               ----------------     ------------------
                                                                                $        929         $      1,076
                                                                               ================     ==================

                      LIABILITIES AND MEMBERS' EQUITY:

Accounts payable to Cytogen Corporation, a related party.....................   $         --         $         3
Accounts payable and accrued expenses........................................            454                 332
                                                                               ----------------     ------------------
         Total liabilities...................................................            454                 335
                                                                               ----------------     ------------------
Capital contributions........................................................         31,198              31,198
Deficit accumulated during the development stage.............................        (30,723)            (30,457)
                                                                               ----------------     ------------------
         Total members' equity...............................................            475                 741
                                                                               ----------------     ------------------
         Total liabilities and members' equity...............................   $        929         $     1,076
                                                                               ================     ==================

INCOME STATEMENT DATA:


                                          THREE
                                       MONTHS ENDED             FOR THE PERIOD
                                         MARCH  31,           FROM JUNE 15, 1999
                               ----------------------------    (INCEPTION) TO
                                   2006             2005       MARCH 31, 2006
                               -----------     ------------   ----------------

Interest income..............    $     6         $      1       $       256
Total expenses...............        272              997            30,979
                                 -------         --------       -----------

Net loss.....................    $  (266)        $   (996)      $   (30,723)
                                 ========        =========      ============

     During the first quarter of 2005, the Company recognized $41,000 of contract revenues for limited research and development services provided by the Company to the Joint Venture. The Company did not provide any research services to the Joint Venture in 2006.

4.   BRISTOL-MYERS SQUIBB MEDICAL IMAGING, INC.

     Effective January 1, 2004, the Company entered into a new manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI"), whereby BMSMI will manufacture, distribute and provide order processing and customer service for Cytogen relating to QUADRAMET. Under the terms of the agreement, Cytogen is obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or Cytogen on two years prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or Cytogen on two years prior written notice. During each of the three months ended March 31, 2006 and 2005, Cytogen incurred $1.1 million of manufacturing costs for QUADRAMET, all of which is included in cost of product revenue. The Company also pays BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service which is included in selling, general and administrative expenses.

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

5.   LAUREATE PHARMA, L.P.

     In September 2004, the Company entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. Laureate is the sole manufacturer of PROSTASCINT and its antibodies. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, the Company anticipates it will pay at least an aggregate of $5.1 million through the end of the term of contract. Approximately $4.1 million has been incurred under this agreement through March 31, 2006, and was recorded as inventory when purchased. No amount was recorded during the first quarter of 2006.

6.   WARRANT LIABILITY

     In July and August 2005, the Company sold 3,104,380 shares of common stock and 776,096 warrants to purchase shares of its common stock having an exercise price of $6.00 per share. These warrants are exercisable beginning six months and ending ten years after their issuance. The shares of common stock underlying the warrants were registered under the Company's existing shelf registration statement. The Company is required to maintain the effectiveness of the registration statement as long as any warrants are outstanding.

     Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit the issuer to settle in unregistered shares. The Company does not have that ability under the securities purchase agreement for the warrants issued in July and August 2005 and, as EITF 00-19 considers the ability to keep a registration statement effective as beyond the Company's control, the warrants cannot be classified as permanent equity and are instead classified as a liability in the accompanying consolidated balance sheet. At March 31, 2006 and December 31, 2005, the Company recorded the warrant liability at its fair value of $2.5 million and $1.9 million, respectively, using a Black-Scholes option-pricing model with the following assumptions:

                                                   MARCH 31,        DECEMBER 31,
                                                     2006               2005
                                                  -----------      -------------

     Dividend yield..............................     0%                 0%
     Expected volatility.........................    106%              106%
     Expected life...............................  9.3 years         9.6 years
     Risk-free interest rate.....................    4.40%             4.40%
     Company Common Stock Price..................   $3.62              $2.74

     Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants will be reported in the consolidated statements of operations as non-operating income or expense. At March 31, 2006, the fair value of the warrants increased to $2.5 million, resulting in a charge of $631,000 for the three months ended March 31, 2006.

7.   SAVIENT PHARMACEUTICALS, INC.

     In February 2006, the Company and Savient Pharmaceuticals, Inc. ("Savient") executed a binding letter of intent to negotiate a definitive agreement granting Cytogen exclusive marketing rights for SOLTAMOX (tamoxifen citrate) in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer.

     In April 2006, the Company and Savient entered into a distribution agreement granting the Company exclusive marketing rights for SOLTAMOX. In addition, the Company entered into a supply agreement with Rosemont Pharmaceuticals Ltd. ("Rosemont"), a wholly owned subsidiary of Savient, for the manufacture and supply of SOLTAMOX. See Note 9.

8.   LITIGATION

     In December 2005, Trapeziod Healthcare Communications LLC filed a complaint against the Company in the Superior Court of New Jersey, Law Division, Mercer County, seeking approximately $426,000 in damages arising from the Company's alleged failure to pay Trapezoid for marketing services allegedly provided to the Company. The Company cannot predict the outcome of such litigation with certainty. The Company plans to conduct a vigorous defense of such claim. At March 31, 2006 and December 31, 2005, the Company has established a reserve for the full amount of this claim.

     In January 2006, the Company filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties' 2000 license agreement. The complaint seeks damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX in compliance with the terms of the licensing agreement. In February 2006, Advanced Magnetics filed an answer to the Company's complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process. The Company believes these counterclaims have no merit and plans to conduct a vigorous defense of such counterclaims. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, the Company is unable to estimate the ultimate financial impact, if any, to its results of operations and financial condition.

     In addition, the Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any such current matters would not have a material effect on the Company's financial condition, results of operations or liquidity.

9.   SUBSEQUENT EVENTS

     On April 19, 2006, the Board of Directors of the Company adopted the Cytogen Corporation 2006 Equity Compensation Plan (the "2006 Plan"), subject to stockholder approval. The Board of Directors of the Company has directed that the proposal to approve the 2006 Plan be submitted to the Company's stockholders for their approval at the 2006 Annual Meeting of Stockholders scheduled to be held on June 13, 2006. Under the 2006 Plan, eligible participants may receive grants in any of the following forms: (i) incentive stock options, (ii) nonqualified stock options, (iii) stock units, (iv) stock awards, (v) stock appreciation rights, and (vi) other stock-based awards. The Company has reserved 1,500,000 shares of Cytogen common stock for future issuance under the 2006 Plan.

     On April 20, 2006, the Company entered into a Membership Interest Purchase Agreement with Progenics providing for the sale to Progenics of the Company's 50% ownership interest in the Joint Venture. In addition, the Company entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and the Joint Venture pursuant to which the Company licensed the Joint Venture certain rights in PSMA technology. Under the terms of such agreements, the Company sold its 50% interest in the Joint Venture for an upfront cash payment of $13.2 million, potential future milestone payments totaling up to $52 million payable upon regulatory approval and commercialization of the Joint Venture products, and royalties on future product sales of the Joint Venture, if any.

     On April 21, 2006, the Company and Savient entered into a distribution agreement granting the Company exclusive marketing rights for SOLTAMOX(TM) (tamoxifen citrate) in the United States. In addition, the Company entered into a supply agreement with Rosemont for the manufacture and supply of SOLTAMOX.
Under the terms of the final transaction, the Company paid Savient an upfront licensing fee of $2 million and may pay additional contingent sales-based milestone payments of up to a total of $4 million to Savient and Rosemont Pharmaceuticals. The Company is required to pay Savient and Rosemont royalties on net sales of SOLTAMOX.

     On May 8, 2006, the Company entered into a royalty buyout agreement with Berlex, Inc. for QUADRAMET. Under the terms of the agreement, Cytogen will no longer pay Berlex a royalty on QUADRAMET sales in exchange for a one-time cash payment of $6 million and the issuance of 623,441 shares of Cytogen common stock to Berlex. The closing of the transaction is expected within 90 days, subject to certain closing conditions. As additional consideration, Cytogen will also pay Berlex one-time, sales-based milestone payments of $3.3 million and $5.0 million the first time net sales of QUADRAMET in the U.S. territory reach $20 million and $30 million, respectively, in any consecutive 12-month period. The two sales-based milestone payments will be made in four equal quarterly installments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. These forward-looking statements include statements regarding the timing of the product launch for SOLTAMOX, growth and market penetration for QUADRAMET and PROSTASCINT, increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for PROSTASCINT and QUADRAMET, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Quarterly Report on Form 10-Q that are not historical facts. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Factors that could cause actual results to differ materially, include, our ability to launch a new product, market acceptance of our products, the results of our clinical trials, our ability to hire and retain employees, economic and market conditions generally, our receipt of requisite regulatory approvals for our products and product candidates, the continued cooperation of our marketing and other collaborative and strategic partners, our ability to protect our intellectual property, and the other risks identified under Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

     Any forward-looking statements made by us do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, and these statements represent our current outlook only as of the date given.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere herein, as well as in our Annual Report on Form 10-K for the year ended December 31, 2005, and from time to time in our other filings with the Securities and Exchange Commission.

OVERVIEW

     Founded in 1980, Cytogen Corporation of Princeton, New Jersey is a biopharmaceutical company dedicated to improving the lives of patients with cancer by acquiring, developing and commercializing innovative molecules targeting the sites and stages of cancer progression. Our marketed products include QUADRAMET (samarium Sm-153 lexidronam injection) and PROSTASCINT (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States. On April 21, 2006, we and Savient Pharmaceuticals, Inc. ("Savient") entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX(TM) (tamoxifen citrate) in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. We expect to launch SOLTAMOX during the third quarter of 2006. We also have exclusive United States marketing rights to COMBIDEX (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (formerly Code 7228) for oncology applications in the United States. Our development pipeline consists of therapeutics targeting prostate-specific membrane antigen ("PSMA"), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors.

SIGNIFICANT EVENTS IN 2006

Cytogen Announces FDA Clears IND for CYT-500, a Monoclonal Antibody for the Treatment of Metastatic Hormone-Refractory Prostate Cancer

     On May 8, 2006, we announced that the U.S. Food and Drug Administration cleared an Investigational New Drug application for CYT-500, our lead therapeutic candidate targeting PSMA. We expect to begin the first U.S. Phase I clinical trial of CYT-500 in patients with hormone-refractory prostate cancer, subject to Institutional Review Board (IRB) approval at the planned clinical site. CYT-500 uses the same monoclonal antibody from our PROSTASCINT molecular imaging agent, but is linked through a higher affinity linker than is used for PROSTASCINT to a therapeutic as opposed to an imaging radionuclide. This novel product candidate is designed to enable targeted delivery of a cytotoxic agent to PSMA-expressing cells. We retain full and exclusive development rights to CYT-500.

Cytogen Sells Ownership in PSMA Development Joint Venture to Progenics

     On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics Pharmaceuticals, Inc. ("Progenics") providing for the sale to Progenics of our 50% ownership interest in PSMA Development Company LLC ("PDC"), our joint venture with Progenics for the development of in vivo cancer immunotherapies based on PSMA. In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology. Under the terms of such agreements, we sold our 50% interest in PDC for an upfront cash payment of $13.2 million, potential future milestone payments totaling up to $52 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any. We will no longer be responsible for funding PDC.

Cytogen and Savient Execute Marketing Agreement for SOLTAMOX(TM)

     On April 21, 2006, we and Savient entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX(TM) (tamoxifen citrate) in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. In addition, we entered into a supply agreement with Rosemont Pharmaceuticals Limited, a wholly-owned subsidiary of Savient ("Rosemont"), for the manufacture and supply of SOLTAMOX. Under the terms of the final transaction, we paid Savient an upfront licensing fee of $2 million and may pay additional contingent sales-based milestone payments of up to a total of $4 million to Savient and Rosemont Pharmaceuticals. We are required to pay Savient and Rosemont royalties on net sales of SOLTAMOX. We expect to launch SOLTAMOX during the third quarter of 2006.

Cytogen Enters into QUADRAMET Royalty Buyout Agreement with Berlex

     On May 8, 2006, we entered into a royalty buyout agreement with Berlex, Inc. for QUADRAMET. Under the terms of the agreement, we will no longer pay Berlex a royalty on QUADRAMET sales in exchange for a one-time cash payment of $6 million and the issuance of 623,441 shares of our common stock to Berlex. The closing of the transaction is expected within 90 days, subject to certain closing conditions. As additional consideration, we will also pay Berlex one-time, sales-based milestone payments of $3.3 million and $5.0 million the first time net sales of QUADRAMET in the U.S. territory reach $20 million and $30 million, respectively, in any consecutive 12-month period. The two
sales-based   milestone   payments   will  be  made  in  four  equal   quarterly
installments.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 AND 2005

REVENUES

                                                       INCREASE/(DECREASE)
                                                      ---------------------
                                 2006         2005            $            %
                                 ----         ----        ---------     -------
                              (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

QUADRAMET.................... $  2,256     $  2,054       $    202        10%
PROSTASCINT..................    2,184        1,899            285        15%
License and Contract.........        2           41            (39)     (95)%
                              --------     --------       --------
                              $  4,442     $  3,994       $    448        11%
                              ========     ========       ========

     Total revenues for the first quarter of 2006 were $4.4 million compared to $4.0 million for the same period in 2005. Product revenues accounted for 100% and 99% of total revenues for the first quarters of 2006 and 2005, respectively. License and contract revenues accounted for the remainder of revenues.

     QUADRAMET. QUADRAMET sales were $2.3 million for the first quarter of 2006, compared to $2.1 million in the first quarter of 2005. QUADRAMET sales accounted for 51% and 52% of product revenues for the first quarters of 2006 and 2005, respectively. The increase from the prior year period was due, in part, to the effect of a 5% price increase implemented in June 2005. Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe. We believe that the future growth and market penetration of QUADRAMET is dependent upon, among other things: (i) distinguishing the physical properties of QUADRAMET from first-generation agents within its class; (ii) empowering and marketing to key prescribing audiences; (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma; (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents; and (v) expanding clinical development to demonstrate the potential tumoricidal versus palliative attributes of QUADRAMET. We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

     PROSTASCINT. PROSTASCINT sales were $2.2 million for the first quarter of 2006, compared to $1.9 million in the first quarter of 2005. PROSTASCINT sales accounted for 49% and 48% of product revenues for the first quarters of 2006 and 2005, respectively. The increase from the prior year period was due to the implementation of a price increase for PROSTASCINT in June 2005, increased demand associated with our focused marketing programs and our continued identification of new distribution channels to better accommodate customer needs. We believe that future growth and market penetration of PROSTASCINT is dependent upon, among other things: (i) improving image quality through fusion technology; (ii) validating the antigen targeted by PROSTASCINT as an independent prognostic factor; (iii) the publication and presentation of outcomes data; (iv) development of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy; and (v) expanding clinical development to demonstrate the potential for PROSTASCINT to monitor response to cytotoxic therapies and image other cancers. We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

     LICENSE AND CONTRACT REVENUES. License and contract revenues were $2,000 and $41,000 for the first quarters of 2006 and 2005, respectively. During the first quarter of 2005, we recognized $41,000 of contract revenues for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics. We did not provide any research services to the joint venture in 2006.

OPERATING EXPENSES

                                                                                          INCREASE/(DECREASE)
                                                          2006            2005             $               %
                                                          ----            ----         --------        --------
                                                        (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
     Cost of product revenue......................     $  2,416        $  2,427        $   (11)            --
     Selling, general and administrative..........        6,237           7,024           (787)         (11)%
     Research and development.....................        2,982             739           2,243          304%
     Equity in loss of joint venture..............          133             498           (365)         (73)%
                                                       --------        --------        -------
                                                       $ 11,768        $ 10,688        $ 1,080            10%
                                                       ========        ========        =======

     Total operating expenses for the first quarter of 2006 were $11.8 million compared to $10.7 million in the same quarter of 2005.

     COST OF PRODUCT REVENUE. Cost of product revenue for each of the first quarters of 2006 and 2005 was $2.4 million and primarily reflects manufacturing costs for PROSTASCINT and QUADRAMET, royalties on our sales of products and amortization of the up-front payment to Berlex Laboratories to reacquire the marketing rights to QUADRAMET in 2003.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first quarter of 2006 were $6.2 million compared to $7.0 million in the same period of 2005. The decrease from the prior year period is primarily driven by $706,000 of pre-launch costs in 2005 associated with COMBIDEX, which is currently awaiting approval from the FDA, and the expanded investment for the commercial support of both QUADRAMET and PROSTASCINT in 2005, partially offset by the recognition of $403,000 of share-based compensation in 2006 for options and nonvested shares granted to employees. Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123(R).

     RESEARCH AND DEVELOPMENT. Research and development expenses for the first quarter of 2006 were $3.0 million compared to $739,000 in the same period of 2005. The increase from the prior year period is primarily driven by new clinical development initiatives for both QUADRAMET and PROSTASCINT and the preclinical development costs associated with our radiolabeled therapeutic program to attach the therapeutic radionuclide lutetium-177 as a payload to the 7E11 monoclonal antibody utilized in PROSTASCINT.

     EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of PDC, our joint venture with Progenics, was $133,000 and $498,000 during the first quarters of 2006 and 2005, respectively. Such amounts represented 50% of the joint venture's net losses. We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting. On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics providing for the sale to Progenics of our 50% ownership interest in PDC. In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology. Under the terms of such agreements, we sold our 50% interest in PDC for an upfront cash payment of $13.2 million, potential future milestone payments totaling up to $52 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any. We will no longer be responsible for funding PDC.

     INTEREST INCOME/EXPENSE. Interest income for the first quarter of 2006 was $297,000 compared to $143,000 in the same period of 2005. The increase in 2006 from the prior year period was due to a higher average yield on higher average cash balances in 2006. Interest expense for the first quarter of 2006 was $6,000 compared to $42,000 in the same period in 2005. Interest expense includes interest on outstanding debt, which was paid off in August 2005, and finance charges related to various equipment leases that are accounted for as capital leases.

     INCREASE IN WARRANT LIABILITY. In connection with the sale of our common stock and warrants in July and August 2005, we recorded the warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended March 31, 2006, we reported a charge of $631,000 related to the increase in fair value of these warrants since December 31, 2005. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants since December 31, 2005. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

     NET LOSS. Net loss for the first quarter of 2006 was $7.7 million compared to $6.6 million reported in the first quarter of 2005. The basic and diluted net loss per share for the first quarter of 2006 was $0.34 based on 22.5 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.43 based on 15.5 million weighted average common shares outstanding for the same period in 2005.

COMMITMENTS

      We have entered into various contractual and commercial commitments. The following table summarizes our obligations with respect to theses commitments as of March 31, 2006:

                                                       LESS
                                                       THAN     1 TO 3       4 TO 5     MORE THAN
                                                      1 YEAR     YEARS        YEARS      5 YEARS        TOTAL
                                                    ---------  ---------    ---------   ----------  -----------
                                                                      (ALL AMOUNTS IN THOUSANDS)
Capital lease obligations  ........................  $    52    $    98      $    --     $     --    $     150
Facility leases....................................      338        197           --           --          535
Research and development and
   other obligations...............................      432        155          150          531        1,268
Manufacturing contracts((1)) ......................    4,689      4,689           --           --        9,378
Minimum royalty payments((2))......................    1,000      2,000        2,000        2,583        7,583
                                                     -------    -------      -------     --------    ---------

      Total........................................  $ 6,511    $ 7,139      $ 2,150     $  3,114    $  18,914
                                                     =======    =======      =======     ========    =========

(1) Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMS-MI for QUADRAMET whereby BMS-MI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of our agreement, we are obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMS-MI or us on a two year prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMS-MI or us on a two-year prior written notice. Accordingly, we have not included commitments beyond March 31, 2008.

     Additionally, in September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. under which Laureate manufactures PROSTASCINT for us in its Princeton, New Jersey facility. The agreement will terminate, unless earlier terminated pursuant to its terms, upon Laureate's completion of the production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we anticipate paying at least an aggregate of $5.1 million through the end of the term of the contract, of which approximately $4.1 million was incurred through March 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

CONDENSED STATEMENT OF CASH FLOWS:

                                                             MARCH 31, 2006
                                                      --------------------------
                                                      (ALL AMOUNTS IN THOUSANDS)
   Net loss.............................................      $ (7,666)
   Adjustments to reconcile net loss to net cash
      used in operating activities......................         3,504
                                                              --------
   Net cash used in operating activities................        (4,162)
   Net cash used in investing activities................           (57)
   Net cash used in financing activities................            (6)
                                                              --------
   Net decrease in cash and cash equivalents............      $ (4,225)
                                                              ========

OVERVIEW

     Our cash and cash equivalents were $26.1 million as of March 31, 2006, compared to $30.3 million as of December 31, 2005. During the three months ended March 31, 2006 and 2005, net cash used in operating activities was $4.2 million and $9.5 million, respectively. The decrease in cash usage from the prior year period was primarily due to the prior year's build-up of PROSTASCINT inventory, pre-launch costs associated with COMBIDEX in 2005 and a reduction in 2006 of our investment in the joint venture. On April 20, 2006, we sold our 50% interest in PDC for an upfront cash payment of $13.2 million. Effective after that date, we are no longer funding the PDC's operations. In 2006, we expect operating expenditures to continue at approximately the same levels as 2005.

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

OTHER LIQUIDITY EVENTS

     On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics providing for the sale to Progenics of our 50% ownership interest in PDC. In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology. Under the terms of such agreements, we sold our 50% interest in PDC for an upfront cash payment of $13.2 million, potential future milestone payments totaling up to $52 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any. Effective after the sale, we are no longer funding the PDC's operations.

     On April 21, 2006, we and Savient entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX(TM) (tamoxifen citrate) in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. In addition, we entered into a supply agreement with Rosemont for the manufacture and supply of SOLTAMOX. Under the terms of the final transaction, we paid Savient an upfront licensing fee of $2 million and may pay additional contingent sales-based milestone payments of up to a total of $4 million to Savient and Rosemont Pharmaceuticals. We are required to pay Savient and Rosemont royalties on net sales of SOLTAMOX. We expect to launch SOLTAMOX during the third quarter of 2006.

     On May 8, 2006, we entered into a royalty buyout agreement with Berlex, Inc. for QUADRAMET. Under the terms of the agreement, we will no longer pay Berlex a royalty on QUADRAMET sales in exchange for a one-time cash payment of $6 million and the issuance of 623,441 shares of our common stock to Berlex. The closing of the transaction is expected within 90 days, subject to certain closing conditions. As additional consideration, we will also pay Berlex one-time, sales-based milestone payments of $3.3 million and $5.0 million the first time net sales of QUADRAMET in the U.S. territory reach $20 million and $30 million, respectively, in any consecutive 12-month period. The two
sales-based   milestone   payments   will  be  made  in  four  equal   quarterly
installments.

     In September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate is manufacturing PROSTASCINT and its primary raw materials for us in its Princeton, New Jersey facility. Our agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the production campaign and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we anticipate paying at least an aggregate of $5.1 million through the end of the contract term. Approximately $4.1 million has been incurred under this agreement through March 31, 2006, and is recorded as inventory when purchased. No payment was made during the first quarter of 2006. In October 2004, Laureate was acquired by Safeguard Scientifics, Inc. Laureate has continued to operate as a full service contract manufacturing organization and we have not experienced any disruption in Laureate's performance of its obligations to produce PROSTASCINT.

     Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMS-MI whereby BMS-MI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of the new agreement, we are obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMS-MI or us on two years prior written notice. During the three months ended March 31, 2006, we incurred $1.1 million of manufacturing costs for QUADRAMET. This agreement will automatically renew for five successive one-year periods unless terminated by BMS-MI or us on a two year prior written notice. We also pay BMS-MI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service. In addition, we expect our QUADRAMET sales and marketing expenses to increase in 2006.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended, includes a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from those estimates.

REVENUE RECOGNITION

     Product revenues include product sales by us to our customers. Product sales are recognized when the customer takes ownership of the products and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an agreement exists and the sales price is fixed or determinable. Product returns are accepted under limited circumstances and an allowance for returned products is estimated based upon historical experience. We may provide rebates and volume discounts to our customers from time to time. Such rebates and discounts are recorded as a reduction of product sales when earned by the customer.

     License and contract revenues include milestone payments and fees under collaborative agreements with third parties, revenues from research services, and revenues from other miscellaneous sources. We defer non-refundable up-front license fees and recognize them over the estimated performance period of the related agreement, when we have continuing involvement. Since the term of the performance periods is subject to management's estimates, future revenues to be recognized could be affected by changes in such estimates.

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

WARRANT LIABILITY

     We follow Emerging Issues Task Force (EITF) No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit us to settle in unregistered shares. We do not have that ability under the securities purchase agreement for the warrants issued in July and August 2005 and, as EITF 00-19 considers the ability to keep a registration statement effective as beyond our control, the warrants cannot be classified as permanent equity and are instead classified as a liability in the accompanying consolidated balance sheet.

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

SHARE-BASED COMPENSATION

     We account for share-based compensation in accordance with SFAS No. 123(R), "Share-Based Payment." Under the fair value recognition provision of this statement, the share-based compensation, which is generally based on the fair value of the awards calculated using the Black-Scholes option pricing model on the date of grant, is recognized on a straight-line basis over the requisite service period, generally the vesting period, for grants on or after January 1, 2006. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividend yield, expected forfeiture rates, expected volatility, the expected term and expected risk-free interest rates. If we were to use different estimates or a different valuation model, our share-based compensation expense and our results of operations could be materially impacted.

RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123 ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) requires that companies recognize compensation expense associated with share-based compensation arrangements, including employee stock options, in the financial statements effective as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) eliminates the Company's ability to account for such transactions using the intrinsic method of accounting under APB 25. SFAS 123(R) also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that do not meet certain criteria.

     In April 2005, the Securities and Exchange Commission announced the adoption of a new rule allowing companies to implement SFAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005.
Accordingly, the Company adopted SFAS 123(R) in its fiscal year beginning January 1, 2006 using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement to the prior periods. As such, compensation expense, which is measured based on the fair value of the instrument on the grant date, is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that have not vested as of January 1, 2006. The Company has implemented the straight-line expense attribution method for all options granted after January 1, 2006. Prior to adopting SFAS 123(R), the Company used the accelerated attribution method in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The adoption of SFAS 123(R) has a material impact on the Company's results of operations.

Abnormal Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 151 in its fiscal year beginning January 1, 2006. The adoption of this standard did not have any impact on the Company in the first quarter of 2006.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

(2) Changes in Internal Control Over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In December 2005, Trapezoid Healthcare Communications LLC filed a complaint against us in the Superior Court of New Jersey, Law Division, Mercer County, seeking approximately $426,000 in damages arising our of our alleged failure to pay Trapezoid for marketing services allegedly provided to us. We plan to conduct a vigorous defense of such claim. At March 31, 2006, the Company has established a reserve for the full amount of this claim.

     In January 2006, we filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties' 2000 license agreement. The complaint seeks damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX in compliance with the terms of the licensing agreement. In February 2006, Advanced Magnetics filed an answer to our complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process. We believe these counterclaims have no merit and we plan to conduct a vigorous defense of such counterclaims.

ITEM 1A. RISK FACTORS

     This section sets forth changes in the risks factors previously disclosed in our Annual Report on Form 10-K due to our activities during the quarter ended March 31, 2006.

     Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with the other risks described in our Annual Report on Form 10-K and the information included or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K in your decision as to whether or not to invest in our common stock. If any of the risks or uncertainties described below or in our Annual Report on Form 10-K actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

We have a history of operating losses and an accumulated deficit and expect to incur losses in the future.

     Given the high level of expenditures associated with our business and our inability to generate revenues sufficient to cover such expenditures, we have had a history of operating losses since our inception. We had net losses of $7.7 million and $6.6 million for the quarters ended March 31, 2006 and 2005, respectively. We had an accumulated deficit of $420 million as of March 31, 2006.

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

     To date, we have taken affirmative steps to address our trend of operating losses. Such steps include, among other things:

     o undergoing steps to realign and implement our focus as a product-driven biopharmaceutical company;

     o  establishing and maintaining our in-house specialty sales force;

     o reacquiring North American and Latin American marketing rights to QUADRAMET from Berlex Laboratories in August 2003; and

     o enhancing our marketed product portfolio through marketing alliances and strategic arrangements.

     Although we have taken these affirmative steps, we may never be able to successfully implement them, and our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the risk factors discussed elsewhere in this section entitled, "Risk Factors" or in our Annual Report on Form 10-K for the year ended December 31, 2005. As a result, we may never be able to generate or sustain significant additional revenue or achieve profitability.

We depend on sales of QUADRAMET and PROSTASCINT for substantially all of our near-term revenues.

     We expect QUADRAMET and PROSTASCINT to account for substantially all of our product revenues in the near future. For the quarter ended March 31, 2006, revenues from QUADRAMET and PROSTASCINT accounted for approximately 51% and 49%, respectively, of our product revenues. For the quarter ended March 31, 2005, revenues from QUADRAMET and PROSTASCINT accounted for approximately 52% and 48%, respectively, of our product revenues. If QUADRAMET or PROSTASCINT does not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

A Small Number of Customers Account for the Majority of Our Sales, and the Loss of One of Them, or Changes in Their Purchasing Patterns, Could Result in Reduced Sales, Thereby Adversely Affecting Our Operating Results.

     We sell our products to a small number of radiopharmacy networks. During the quarter ended March 31, 2006, we received 65% of our total revenues from three customers, as follows: 43% from Cardinal Health (formerly Syncor International Corporation); 13% from Mallinckrodt Inc.; and 9% from GE Healthcare (formerly Amersham Health). During the year ended December 31, 2005, we received 67% of our total revenues from three customers, as follows: 47% from Cardinal Health (formerly Syncor International Corporation); 11% from Mallinckrodt Inc.; and 9% from GE Healthcare (formerly Amersham Health). During the year ended December 31, 2004, we received 68% of our total revenues from three customers, as follows:

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

     Our success depends largely upon the success and financial stability of our collaborative partners. We have entered into the following agreements for the development, sale, marketing, distribution and manufacture of our products, product candidates and technologies:

     o a license agreement with The Dow Chemical Company relating to the QUADRAMET technology;

     o a manufacturing and supply agreement for the manufacture of QUADRAMET with Bristol-Myers Squibb Medical Imaging, Inc.;

     o a manufacturing agreement for the manufacture of PROSTASCINT with Laureate Pharma, L.P.;

     o marketing, license and supply agreements with Advanced Magnetics, Inc. related to COMBIDEX and ferumoxytol (formerly Code 7228);

     o a distribution services agreement with Cardinal Health 105, Inc. (formerly Cord Logistics, Inc.) for PROSTASCINT;

     o a license agreement with The Dow Chemical Company relating to Dow's proprietary MeO-DOTA bifunctional chelant technology for use with our Therapeutic 7E11-C5 Monoclonal Antibody program;

     o a development and manufacturing agreement with Laureate Pharma, L.P. for the scale-up for the cGMP manufacturing of a MeO-DOTA chelator conjugate of the 7E11-C5 monoclonal antibody; and

     o a distribution agreement with Savient Pharmaceuticals, Inc. and a manufacture and supply agreement with Savient and Rosemont Pharmaceuticals Limited related to the supply and marketing of SOLTAMOX.

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

     In January 2006, we filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties' 2000 license agreement. The complaint seeks damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX in compliance with the terms of the licensing agreement. In February 2006, Advanced Magnetics filed an answer to our complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process. We believe these counterclaims have no merit and we plan to conduct a vigorous defense of these claims.

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

     In April 2006, we executed a distribution agreement with Savient granting us exclusive marketing rights for SOLTAMOX (tamoxifen citrate) in the United States. SOLTAMOX, an oral liquid hormonal therapy, is approved for marketing in the United States. We expect to launch SOLTAMOX in the third quarter of 2006.

     In May 2006, the U.S. Food and Drug Administration cleared an Investigational New Drug application for CYT-500, our lead therapeutic candidate targeting PSMA. We expect to begin the first U.S. Phase I clinical trial of CYT-500 in patients with hormone- refractory prostate cancer, subject to Institutional Review Board (IRB) approval at the planned clinical site. CYT-500 uses the same monoclonal antibody from our PROSTASCINT molecular imaging agent, but is linked through a higher affinity linker than is used for PROSTASCINT to a therapeutic as opposed to an imaging radionuclide. This PSMA technology is still in the early stages of development.

     In August 2000, we entered into a license and marketing agreement with Advanced Magnetics for COMBIDEX, for all applications, and ferumoxytol (formerly Code 7228) for oncology applications only. We have exclusive United States marketing rights to COMBIDEX. On March 3, 2005, the FDA's Oncologic Drugs
Advisory Committee (ODAC) voted 15 to 4 to not recommend approval of the proposed broad indication for COMBIDEX being sought by Advanced Magnetics. On March 24, 2005, Advanced Magnetics, Inc. informed us that Advanced Magnetics received an approvable letter from the FDA for COMBIDEX, subject to certain conditions.

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

     Our business is therefore subject to the risks inherent in an early-stage biopharmaceutical business enterprise, such as the need:

     o to obtain sufficient capital to support the expenses of developing our technology and commercializing our products;

     o  to ensure that our products are safe and effective;

     o  to obtain regulatory approval for the use and sale of our products;

     o to manufacture our products in sufficient quantities and at a reasonable cost;

     o  to develop a sufficient market for our products; and

     o to attract and retain qualified management, sales, technical and scientific staff.

     The problems frequently encountered using new technologies and operating in a competitive environment also may affect our business, financial condition and results of operations. If we fail to properly address these risks and attain our business objectives, our business could be significantly and adversely affected.

We may need to raise additional capital, which may not be available.

     Our cash, cash equivalents and short-term investments were $26.1 million at March 31, 2006. We expect that our existing capital resources should be adequate to fund our operations and commitments into 2007.

     We have incurred negative cash flows from operations since our inception and have expended, and expect to continue to expend in the future, substantial funds based upon the:

     o  success of our product commercialization efforts;

     o success of any future acquisitions of complementary products and technologies we may make;

     o magnitude, scope and results of our product development and research and development efforts;

     o  progress of preclinical studies and clinical trials;

     o  progress toward regulatory approval for our products;

     o costs of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights;

     o  competing technological and market developments; and

     o  expansion   of  strategic   alliances  for   the  sale,   marketing  and
        distribution of our products.

     Our business or operations may change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs and working capital. To the extent that our currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. These financial sources may not be available when we need them or they may be available, but on terms that are not commercially acceptable to us. If adequate funds are not available, we may be required to delay further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

ITEM 6. EXHIBITS.

     Exhibit No.    Description
     -----------    -----------

        10.1 Cytogen Corporation 2006 Equity Compensation Plan. Filed herewith.

        10.2 Membership Interest Purchase Agreement dated as of April 20, 2006 between the Company and Progenics Pharmaceutical, Inc. Filed herewith.

        10.3 Amended and Restated PSMA/PSMP License Agreement dated April 20, 2006 among the Company, Progenics Pharmaceuticals, Inc. and PSMA Development Company LLC.* Filed herewith.

        10.4 Exclusive Distribution Agreement dated as of April 21, 2006 between the Company and Savient Pharmaceuticals, Inc.* Filed herewith.

        10.5 Manufacture and Supply Agreement dated April 21, 2006 between the Company, Savient Pharmaceuticals, Inc. and Rosemont Pharmaceuticals Limited.* Filed herewith.

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

        32.1 Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

        32.2 Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

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


                                 CYTOGEN CORPORATION





Date: May 10, 2006               By:/s/ Michael D. Becker
                                    --------------------------------------------
                                    Michael D. Becker
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 10, 2006               By:/s/ Christopher P. Schnittker
                                    --------------------------------------------
                                    Christopher P. Schnittker
                                    Senior Vice President and
                                      Chief Financial Officer
                                    (Principal Financial and Accounting Officer)