Form 10-Q
period 2006-06-30
CYTOGEN CORP
filed 2006-08-09
CIK 725058

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

  (Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Class: Common Stock, $.01 par value          Outstanding  at  August 7, 2006:
                                             22,496,889

================================================================================

                               CYTOGEN CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2006

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION............................................    1

   Item 1.   Consolidated Financial Statements (unaudited)................    1

             Consolidated Balance Sheets as of June 30, 2006 and
                 December 31, 2005........................................    2

             Consolidated Statements of Operations for the Three Months
                 and Six Months  Ended June 30, 2006 and 2005.............    3

             Consolidated Statements of Cash Flows for the Six Months
                 Ended June 30, 2006 and 2005.............................    4

             Notes to Consolidated Financial Statements...................    5

   Item 2.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................    23

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk...    39

   Item 4.   Controls and Procedures......................................    39

PART II. OTHER INFORMATION................................................    41

   Item 1.   Legal Proceedings............................................    41

   Item 1A.  Risk Factors.................................................    41

   Item 4.   Submission of Matters to a Vote of Security Holders..........    47

   Item 5.   Other Information............................................    48

   Item 6.   Exhibits.....................................................    48

SIGNATURES................................................................    51


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

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (All amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                                               June 30,               December 31,
                                                                                 2006                     2005
                                                                           ----------------         ----------------
ASSETS:
Current assets:
     Cash and cash equivalents..........................................    $      31,400            $      30,337
     Accounts receivable, net...........................................            1,894                    1,743
     Inventories........................................................            1,959                    3,582
     Prepaid expenses...................................................              668                      906
     Other current assets...............................................               53                      354
                                                                            -------------            -------------

       Total current assets.............................................           35,974                   36,922

     Property and equipment, less accumulated depreciation and amortization of $1,173 and $981 at June 30, 2006 and December 31, 2005,
       respectively.....................................................              842                      886
     QUADRAMET license fee, less accumulated amortization of $2,021 and
       $1,673 at June 30, 2006 and December 31, 2005, respectively......            5,979                    6,327
     SOLTAMOX license fee, less accumulated amortization of $27 at June
       30, 2006.........................................................            1,973                       --
     Other assets.......................................................              320                      655
                                                                            -------------            -------------

                                                                            $      45,088            $      44,790
                                                                            =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Current portion of long-term liabilities...........................               59                       26
     Accounts payable and accrued liabilities...........................            5,283                    5,271
                                                                            -------------            -------------

       Total current liabilities........................................            5,342                    5,297

Warrant liability.......................................................            1,687                    1,869
Other long-term liabilities.............................................               92                       46
                                                                            -------------            -------------
       Total liabilities................................................            7,121                    7,212
                                                                            -------------            -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 5,400,000 shares authorized-Series
       C Junior Participating Preferred Stock, $.01 par value, 200,000
       shares authorized, none issued and outstanding...................               --                       --
     Common stock, $.01 par value, 50,000,000 shares authorized,
       22,496,889 and 22,473,762 shares issued and outstanding at June
       30, 2006 and December 31, 2005, respectively.....................              225                      225
     Additional paid-in capital.........................................          450,700                  450,502
     Unearned compensation..............................................               --                     (610)
     Accumulated other comprehensive income.............................               69                       28
     Accumulated deficit................................................         (413,027)                (412,567)
                                                                            -------------            -------------

       Total stockholders' equity.......................................           37,967                   37,578
                                                                            -------------            -------------

                                                                            $      45,088            $      44,790
                                                                            =============            =============

        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                           THREE MONTHS                          SIX MONTHS
                                                                           ENDED JUNE 30,                       ENDED JUNE 30,
                                                                 -------------------------------      ------------------------------
                                                                      2006               2005              2006            2005
                                                                   ---------           --------         ----------      ----------

REVENUES:
     Product revenue:
       QUADRAMET.............................................    $     1,988       $     2,153       $     4,244       $     4,207
       PROSTASCINT...........................................          2,180             1,924             4,364             3,823
                                                                 -----------       -----------       -----------       -----------
           Total product revenue.............................          4,168             4,077             8,608             8,030

     License and contract revenue............................              4                79                 6               120
                                                                 -----------       -----------       -----------       -----------

           Total revenues....................................          4,172             4,156             8,614             8,150
                                                                 -----------       -----------       -----------       -----------

OPERATING EXPENSES:
     Cost of product revenue.................................          2,594             2,251             5,010             4,678
     Selling, general and administrative.....................          6,994             6,692            13,231            13,716
     Research and development................................          1,463             1,362             4,445             2,101
     Equity in (income) loss of joint venture................            (13)            1,704               120             2,202
                                                                 -----------       -----------       -----------       -----------

           Total operating expenses..........................         11,038            12,009            22,806            22,697
                                                                 -----------       -----------       -----------       -----------

           Operating loss....................................         (6,866)           (7,853)          (14,192)          (14,547)

INTEREST INCOME..............................................            392               154               689               297
INTEREST EXPENSE.............................................             (6)              (42)              (12)              (84)
GAIN ON SALE OF EQUITY INTEREST IN JOINT VENTURE.............         12,873                --            12,873                --
DECREASE IN VALUE OF WARRANT LIABILITY.......................            813                --               182                --
                                                                 -----------       -----------       -----------       -----------

NET INCOME (LOSS)............................................    $     7,206       $    (7,741)      $      (460)      $   (14,334)
                                                                 ===========       ===========       ===========       ===========

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE................    $      0.32       $     (0.50)      $     (0.02)      $     (0.92)
                                                                 ===========       ===========       ===========       ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING................................................         22,474            15,525            22,474            15,519
                                                                 ===========       ===========       ===========       ===========

        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                              SIX MONTHS ENDED JUNE 30,
                                                                        ------------------------------------
                                                                              2006                2005
                                                                        ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $      (460)       $    (14,334)
Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization.................................             601                 492
       Decrease in value of warrant liability........................            (182)                 --
       Share-based compensation expense..............................             772                  13
       Share-based milestone obligation..............................              --                 500
       Increase (decrease) in provision for doubtful
         accounts....................................................              22                 (39)
       Amortization of premiums on investments.......................              --                  52
       Gain on sale of equity interest in joint venture..............         (12,873)                 --
       Deferred rent.................................................             (10)                 21
       Changes in assets and liabilities:
         Accounts receivable.........................................            (173)               (376)
         Inventories.................................................           1,623              (1,474)
         Other assets................................................             656                 690
         Liability related to joint venture..........................              --                 704
         Accounts payable and accrued liabilities....................              22              (1,535)
                                                                          -----------        ------------

       Net cash used in operating activities.........................         (10,002)            (15,286)
                                                                          -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of SOLTAMOX license.........................................          (2,000)                 --
Purchases of property and equipment..................................             (86)               (163)
Proceeds from sale of equity interest in joint venture...............          13,132                  --
Maturities of short-term investments.................................              --              22,727
                                                                          -----------        ------------

       Net cash provided by investing activities.....................          11,046              22,564
                                                                          -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock...............................              36                 215
Payment of long-term liabilities.....................................             (17)                 (7)
                                                                          -----------        ------------

       Net cash provided by financing activities.....................              19                 208
                                                                          -----------        ------------

Net increase in cash and cash equivalents............................           1,063               7,486

Cash and cash equivalents, beginning of period.......................          30,337              13,046
                                                                          -----------        ------------
Cash and cash equivalents, end of period.............................     $    31,400        $     20,532
                                                                          ===========        ============
Supplemental disclosure of non-cash information:
Capital lease of equipment...........................................     $        96        $          1
                                                                          ===========        ============
Unrealized holding gain on marketable securities.....................     $        41        $         50
                                                                          ===========        ============
Supplemental disclosure of cash information:
Cash paid for interest...............................................     $        12        $         84
                                                                          ===========        ============

        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. THE COMPANY

BACKGROUND

     Founded in 1980, Cytogen Corporation (the "Company" or "Cytogen") of Princeton, NJ is a biopharmaceutical company dedicated to improving the lives of patients with cancer by acquiring, developing and commercializing innovative molecules targeting the sites and stages of cancer progression. The Company's marketed products include QUADRAMET (samarium Sm-153 lexidronam injection), PROSTASCINT (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide in the United States and SOLTAMOX(TM) (tamoxifen citrate, oral solution 10mg/5mL) which the Company expects to launch in the United States during the third quarter of 2006. The Company's development pipeline consists of CYT-500, a therapeutic radiolabeled antibody targeting prostate-specific membrane antigen (PSMA), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors. The Company also has exclusive United States marketing rights to COMBIDEX(R) (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (previously Code 7228) for oncology applications in the United States.

     On April 21, 2006, the Company and Savient Pharmaceuticals, Inc. ("Savient") entered into a distribution agreement granting the Company exclusive marketing rights for SOLTAMOX(TM) (tamoxifen citrate) in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. In addition, the Company entered into a supply agreement with Rosemont Pharmaceuticals Limited, previously a wholly-owned subsidiary of Savient ("Rosemont"), for the manufacture and supply of SOLTAMOX.

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

Inventories

     The Company's inventories include PROSTASCINT and SOLTAMOX with the majority of the inventories related to PROSTASCINT. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following (all amounts in thousands):

                                                JUNE 30, 2006  DECEMBER 31, 2005
                                                -------------  -----------------

   Raw materials.............................    $       287      $       291
   Work-in-process...........................            457            2,625
   Finished goods............................          1,215              666
                                                 -----------      -----------
                                                 $     1,959      $     3,582
                                                 ===========      ===========

Net Income (Loss) Per Share

     Basic net income (loss) per common share is calculated by dividing the Company's net income (loss) by the weighted-average common shares outstanding during each period. Diluted income per common share for the three months ended June 30, 2006 is computed by dividing net income by the weighted-average common shares outstanding during the period, increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated based on the average share price for the three months ended June 30, 2006 using the treasury stock method. Under the treasury stock method, the exercise price of a security, the average amount of unrecognized compensation cost during the period, if any, and the amount of tax benefits that would be recorded in additional paid-in-capital, if any, when the security is exercised, are assumed to be used to repurchase shares in the current period. Weighted-average common stock equivalents to purchase 5,264,022 shares of the Company's common stock were excluded from the computation of diluted net income per common share for the three months ended June 30, 2006 because their effect would have been antidilutive. Diluted net loss per common share is the same as basic net loss per share for each of the three and six month periods ended June 30, 2005 and the six month period ended June 30, 2006, because the inclusion of common stock equivalents, which consist of nonvested shares, warrants and options to purchase shares of the Company's common stock, would be antidilutive due to the Company's losses.

OTHER COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income consisted of net unrealized holding gain on marketable securities. For the three months ended June 30, 2006, the unrealized holding loss for these securities was $55,000 and, as a result, the comprehensive income for the three months ended June 30, 2006 was $7,151,000. For the six months ended June 30, 2006, the unrealized holding gain of the securities was $41,000 and as a result, the comprehensive loss for the six months ended June 30, 2006 was $419,000. For the three months ended June 30, 2005, the unrealized holding loss of those securities was $19,000, and as a result, the comprehensive loss for the three months ended June 30, 2005 was $7,760,000. For the six months ended June 30, 2005, the unrealized holding gain of the securities was $50,000 and as a result the comprehensive loss for the six months ended June 30, 2005 was $14,284,000.

RECENT ACCOUNTING PRONOUNCEMENTS

Income Taxes

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is applicable for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact of the adoption of FIN 48 upon its financial statements and related disclosures. The Company does not expect that the adoption will have a material effect on its results of operations or financial condition.

Sales Tax

     In March 2006, the FASB's Emerging Issues Task Force released Issue 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. The guidance is effective for periods beginning after December 15, 2006. The Company presents sales net of sales taxes in its consolidated statements of operations and does not anticipate changing its policy as a result of EITF 06-3.

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

     In April 2005, the Securities and Exchange Commission announced the adoption of a new rule allowing companies to implement SFAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005.
Accordingly, the Company adopted SFAS 123(R) in its fiscal year beginning January 1, 2006 using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement to the prior periods. As such, compensation expense, which is measured based on the fair value of the instrument on the grant date, is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that have not vested as of January 1, 2006. The Company has implemented the straight-line expense attribution method for all options granted after January 1, 2006. Prior to adopting SFAS 123(R), the Company used the accelerated attribution method in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN 28"). The adoption of SFAS 123(R) had a material impact on the Company's results of operations (see
Note 2).

Abnormal Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 151 in its fiscal year beginning January 1, 2006. The adoption of this standard did not have any impact on the Company in the six months ended June 30, 2006.

2. SHARE-BASED COMPENSATION

     The Company has various share-based compensation plans that provide for the issuance of common stock and incentive and non-qualified stock options to purchase the Company's common stock to employees, non-employee directors and outside consultants. These plans are administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Company may issue new common shares or reacquire them on the open market to satisfy option exercises or upon satisfaction of service requirement for nonvested shares.

Cytogen Stock Options

     Currently, the Company has three plans which allow for the issuance of stock options and other awards: the 2006 Equity Compensation Plan (the "2006 Plan"); the 2004 Stock Incentive Plan (the "2004 Plan"); and the 2004 Non-Employee Director Stock Incentive Plan (the "2004 Director Plan"). An aggregate of 1,500,000, 1,200,000 and 375,000 shares of Cytogen common stock have been reserved for issuance upon the exercise of options or stock awards (as applicable) under the 2006 Plan, 2004 Plan and 2004 Director Plan, respectively. The Company also has certain other option plans, for which there are options outstanding but no new options can be granted under those plans.

     The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards to the Company's employees and non-employee directors. Performance-based awards, which will vest upon the achievement of objective performance goals, may also be granted under the 2006 Plan. Options shall become exercisable in accordance with such terms and conditions as may be determined by the Compensation Committee. As long as Cytogen common stock is traded on the Nasdaq National Market, the exercise price of Cytogen stock options under the 2006 Plan will be equal to the last reported sales price for Cytogen common stock on the date of grant, unless a higher exercise price is specified by the Compensation Committee. Except for certain circumstances, the options will generally expire upon the earlier of ten years after the date of grant or within a certain period of time after termination of services as determined by the Compensation Committee. As of June 30, 2006, no options or awards have been granted under the 2006 Plan.

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

     A summary of option activities related to Cytogen stock options other than performance options, for the six months ended June 30, 2006 is as follows:

                                                  NUMBER       WEIGHTED-          WEIGHTED-
                                                   OF           AVERAGE            AVERAGE
                                                 CYTOGEN       EXERCISE           REMAINING       AGGREGATE
                                                  STOCK        PRICE PER         CONTRACTUAL      INTRINSIC
    Cytogen Options Other Than                   OPTIONS        SHARE               LIFE           VALUE
    Performance Options                         ----------    ---------          -----------      ---------
    ----------------------------------------
    Balance at December 31, 2005............      980,796     $  10.04
       Granted..............................      551,600         3.43
       Exercised............................           --           --
       Forfeited............................      (90,780)        5.27
       Expired..............................      (29,800)       19.55
                                                ---------     --------            ---------       ---------
    Balance at June 30, 2006................    1,411,816     $   7.56               8.37              --

    Exercisable and expected to vest at
       June 30, 2006........................    1,255,854     $   7.91               8.41              --

    Exercisable at June 30, 2006............      634,584     $  11.19               7.08              --



     At June 30, 2006, the weighted-average exercise price of outstanding, exercisable and expected to vest, and exercisable options each was higher than the market price of the Company's underlying common share, and as a result, the aggregate intrinsic value was zero.

     A summary of option activities related to performance options for the six months ended June 30, 2006 is as follows:

                                                  NUMBER      WEIGHTED-         WEIGHTED-
                                                    OF        AVERAGE           AVERAGE
                                                  CYTOGEN     EXERCISE         REMAINING       AGGREGATE
                                                   STOCK      PRICE PER       CONTRACTUAL      INTRINSIC
    Performance Options                           OPTIONS      SHARE             LIFE            VALUE
    ----------------------------------------     ---------   ----------       -----------      ---------
    Balance at December 31, 2005............      150,000     $   3.54
       Granted..............................           --           --
       Exercised............................           --           --
       Forfeited and Expired................           --           --
                                                  -------     --------         ---------       ---------
    Balance at June 30, 2006................      150,000     $   3.54            6.47             --

    Exercisable and expected to vest at
       June 30, 2006........................       50,000     $   3.54            6.47             --

    Exercisable at June 30, 2006............       50,000     $   3.54            6.47             --

     In 2002, options to purchase 150,000 shares of Cytogen common stock were granted to a key employee. These options have three separate and equal tranches for which vesting are based upon the achievement of certain milestones established by the Company's Board of Directors. In June 2006, the Board of Directors determined that one of the performance milestones had been met, and as a result, approved the vesting of 50,000 performance options. During the three months ended June 30, 2006, the Company recorded $152,000 in selling, general and administrative expenses which represent the fair value of the vested options based on the Black-Scholes option pricing model. The remaining 100,000 performance options are not deemed probable of becoming exercisable at June 30, 2006.

     At June 30, 2006, the weighted-average exercise price of outstanding, exercisable and expected to vest, and exercisable options each was higher than the market price of the Company's underlying common share, and as a result, the aggregate intrinsic value was zero.

Nonvested Shares

     Under the 2004 Plan, the Company may issue nonvested shares to employees, officers, consultants and advisors. The maximum number of shares authorized for grant under the 2004 Incentive Plan is 200,000. Generally, the nonvested shares will vest in installments over three to six year periods. The Company may also issue stock awards to its employees and non-employee directors under the 2006 Plan. As of June 30, 2006, no awards have been granted under this plan.

     A summary of the Cytogen's nonvested share activities for the six months ended June 30, 2006 is as follows:

                                                                                 WEIGHTED-
                                                NUMBER         WEIGHTED-          AVERAGE
                                                  OF            AVERAGE          REMAINING     AGGREGATE
                                               NONVESTED       GRANT DATE         VESTING      INTRINSIC
    Nonvested Shares                            SHARES         FAIR VALUE          TERM          VALUE
    ----------------------------------------   ----------     ------------       ----------   -----------
    Balance at December 31, 2005............     136,200      $     5.15
       Granted..............................      71,800            3.56
       Vested...............................          --              --
       Forfeited............................     (28,900)           4.70
                                               ---------      ----------         ----------   -----------

    Balance at June 30, 2006................     179,100      $     4.58            2.88      $ 448,000

    Vested and expected to vest at
       June 30, 2006........................     134,860      $     4.50            2.78      $ 337,000

    Vested at June 30, 2006.................          --              --              --             --


Employee Stock Purchase Plan

     In September 2005, the Board of Directors of the Company adopted the 2005 Employee Stock Purchase Plan (the "2005 ESPP"). The 2005 ESPP, which was approved by the Company's stockholders on June 13, 2006, is effective October 1, 2005, and replaces the

Company's existing employee stock purchase plan which had no remaining shares available for future issuance. Under the 2005 ESPP, eligible employees may elect to purchase shares of Cytogen common stock at 85% of the lower of fair market value as of the first or last trading day of each participation period. Under the 2005 ESPP, officers of the Company who purchase shares may not transfer such shares for a period of 12 months after the purchase date. The initial offering period was a nine-month period beginning on October 1, 2005 and ending on June 30, 2006. Subsequent purchase periods will be three-month periods beginning on the first day in July, October, January and April. The Company has reserved 500,000 shares of common stock for future issuance under the 2005 ESPP. The 2005 ESPP plan will be compensatory under SFAS 123(R). In the six months ended June 30, 2006, employees purchased 23,127 shares of common stock for aggregate proceeds to the Company of $49,000. At June 30, 2006, 476,873 shares remain available for purchase under the 2005 ESPP.

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

     A summary of the Cytogen warrants and options issued to non-employees for the six months ended June 30, 2006 is as follows:

                                                 NUMBER
                                                   OF         WEIGHTED-         WEIGHTED-
                                                CYTOGEN        AVERAGE           AVERAGE
                                                WARRANTS      EXERCISE          REMAINING        AGGREGATE
    Warrants and Options to                       AND         PRICE PER        CONTRACTUAL      INSTRINSIC
    Non-Employees                               OPTIONS         SHARE             LIFE            VALUE
    ----------------------------------------   ---------    -----------        -----------      ----------
    Balance at December 31, 2005............    359,978      $   6.96
       Granted..............................         --            --
       Exercised............................         --            --
       Forfeited............................         --            --
       Expired..............................    (70,000)     $   5.65
                                                -------      --------          -----------      ----------
    Balance at June 30, 2006................    289,978      $   7.27               3.59             --

    Exercisable and expected to vest at
       June 30, 2006........................    289,978      $   7.27               3.59             --

    Exercisable at June 30, 2006............    289,978      $   7.27               3.59             --

     At June 30, 2006, the weighted-average exercise price of outstanding, exercisable and expected to vest, and exercisable warrants each was higher than the market price of the Company's underlying common share, and as a result, the aggregate intrinsic value was zero.

AxCell BioSciences Stock Options

     AxCell BioSciences, a subsidiary of Cytogen Corporation, also has a stock option plan that provides for the issuance of incentive and non-qualified stock options to purchase AxCell common stock ("AxCell Stock Options") to employees, for which 2,000,000 shares of AxCell common stock have been reserved. AxCell
Stock Options are granted with a term of 10 years and generally become exercisable in installments over periods of up to 5 years.

     A summary of AxCell stock option activities for the six months ended June 30, 2006 is as follows:

                                                                                      WEIGHTED-
                                                       NUMBER        WEIGHTED-         AVERAGE
                                                     OF AXCELL        AVERAGE         REMAINING
                                                       STOCK         EXERCISE        CONTRACTUAL
         AxCell Stock Options                         OPTIONS          PRICE            TERM
         ----------------------------------------   ----------      ----------       -----------
         Balance at December 31, 2005............      69,405       $   4.34            6.10
            Granted..............................          --             --
            Exercised............................          --             --
            Forfeited............................          --             --
            Expired..............................     (19,405)          3.60
                                                      -------       --------         -----------

         Balance at June 30, 2006................      50,000       $   4.63            5.83

         Exercisable and expected to vest at
            June 30, 2006........................      50,000       $   4.63            5.83

         Exercisable at June 30, 2006............      50,000       $   4.63            5.83

     Effective January 1, 2006, the Company adopted SFAS No. 123(R) which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based employee compensation expense under the recognition and measurement principles of APB 25, and related interpretations. Under APB 25, compensation costs related to stock options granted with exercise prices equal to or greater than the fair value of the underlying shares at the date of grant under those plans were not recognized in the consolidated statements of operations. Compensation costs related to nonvested shares and stock options granted with exercise prices below fair value of the underlying shares at the date of grant were recognized in the consolidated statements of operations over the requisite service period, generally the vesting periods of the awards. Compensation costs associated with those awards granted prior to the adoption of SFAS 123(R) were recognized using the accelerated attribution method in accordance with FIN 28 and forfeitures recorded as incurred. The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair value method of SFAS 123 had been applied for the three and six months ended June 30, 2005 (all amounts in thousands, except per share data):

                                                                THREE MONTHS         SIX MONTHS
                                                                   ENDED               ENDED
                                                                JUNE 30, 2005       JUNE 30, 2005
                                                                -------------     ----------------
     Net loss, as reported..................................      $ (7,741)         $   (14,334)

       Add: Stock-based employee compensation expense
        included in reported net loss.......................            13                   13
       Deduct: Total stock-based employee compensation
        expense determined under fair value-based method
        for all awards......................................          (565)              (1,128)
                                                                  --------          -----------

     Pro forma net loss.....................................      $ (8,293)         $   (15,449)
                                                                  ========          ===========



     Basic and diluted net loss per share, as reported......      $  (0.50)         $     (0.92)
                                                                  ========          ===========
     Pro forma basic and diluted net loss per
         share..............................................      $  (0.53)         $     (1.00)
                                                                  ========          ===========


     The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that share-based compensation cost be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and is recognized for all awards granted, modified or settled after the effective date as well as awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended June 30, 2006, the Company recorded $309,000 of stock-based compensation expense, of which $316,000 was included in selling, general and administrative expenses and $7,000 of expense reversal was recorded in research and development expenses to reflect actual forfeitures. For the six months ended June 30, 2006, the Company recorded $772,000 of stock-based compensation expense, of which $720,000 was included in selling, general and administrative expenses and $52,000 in research and development expenses. For the three and six months ended June 30, 2005, the Company recorded a charge of $13,000 for share-based compensation. During the six months ended June 30, 2006, there were no modification to the share-based awards and no compensation cost was capitalized into assets.

     The adoption of SFAS 123(R) resulted in lower income for the three months ended June 30, 2006 of $254,000, or $0.01 per basic and diluted share, and higher loss for the six months ended June 30, 2006 of $683,000, or $0.03 per basic and diluted share, than if the Company had continued to account for the share-based compensation under APB 25. At June 30, 2006, unrecognized compensation expense, which includes the impact of estimated forfeitures, related to unvested awards granted under the Company's share-based compensation plans is approximately $2.5 million and remains to be recognized over a weighted average period of 1.2 years. The Company recognizes share-based compensation on a straight-line basis over the requisite service period for grants on or after January 1, 2006. Unrecognized compensation expense related to grants made prior to adoption of SFAS 123(R) are recognized using the accelerated amortization method. Prior periods were not restated to reflect the impact of adopting the new standard. No cumulative effect adjustment was recorded for the accounting change related to recording actual forfeitures as incurred under APB 25 to estimating forfeitures in accordance with SFAS 123(R) as the amount was de minimus.

     The Company's share-based compensation costs are generally based on the fair value of the option awards calculated using a Black-Scholes option pricing model on the date of grant. The weighted-average grant date fair value per share of the options granted under the Cytogen stock option plans during the three and six months ended June 30, 2006 is estimated at $2.79 and $2.77 per share, respectively, as compared to $3.59 and $3.69, respectively, in the same periods of 2005, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                THREE MONTHS       SIX MONTHS
                                                   ENDED             ENDED
                                               JUNE 30, 2006     JUNE 30, 2006
                                               -------------     -------------

   Expected life (years)....................        6.53             6.51
   Expected volatility......................         97%              97%
   Dividend yield...........................          0%               0%
   Risk-free interest rate..................       4.95%            4.94%


                                                THREE MONTHS       SIX MONTHS
                                                   ENDED             ENDED
                                               JUNE 30, 2005     JUNE 30, 2005
                                               -------------     -------------

   Expected life (years)....................        4.48             4.48
   Expected volatility......................         96%              96%
   Dividend yield...........................          0%               0%
   Risk-free interest rate..................       3.94%            3.94%

     The compensation costs for nonvested share awards are based on the fair value of Cytogen common stock on the date of grant. The weighted-average grant date fair value per share of nonvested share awards granted during the three and six month periods ended June 30, 2006 was $3.58 and $3.56, respectively, as compared to $5.15 in each of the same periods in 2005.

     The weighted-average fair value per share ascribed to the shares purchased under the employee stock purchase plan during each of the three and six months ended June 30, 2006 is estimated at $0.54 per share on the date of grant, respectively, as compared to $2.16 and $3.58, respectively in the same periods in 2005 using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                THREE MONTHS       SIX MONTHS
                                                   ENDED             ENDED
                                               JUNE 30, 2006     JUNE 30, 2006
                                               -------------     -------------

   Expected life (months)...................         0.5               0.5
   Expected volatility......................         41%               41%
   Dividend yield...........................          0%                0%
   Risk-free interest rate..................       4.90%             4.90%

                                                THREE MONTHS       SIX MONTHS
                                                   ENDED             ENDED
                                               JUNE 30, 2005     JUNE 30, 2005
                                               -------------     -------------

   Expected life (months)...................          3                  3
   Expected volatility......................        156%              119%
   Dividend yield...........................          0%                0%
   Risk-free interest rate..................       2.79%             2.63%

     No warrants were granted to non-employees in exchange for services during the three and six months ended June 30, 2006 and 2005.

     The Company calculates the expected life using the simplified method as described in the SEC's Staff Accounting Bulletin No. 107 ("SAB 107") for "plain vanilla" options meeting certain criteria. The simplified method is based on the vesting period and the contractual term for each grant or each vesting-tranche of awards with graded vesting. The mid-point between the vesting date and the expiration date is used as the expected term under this method. The Company calculates expected volatility for stock-based awards using historical volatility, measured over a period equal to the expected term of the award, which it believes is a reasonable estimate of future volatility. As options granted to the Board of Director members do not meet the criteria of "plain vanilla" options, the Company determines the expected term for these options by analyzing the historical exercise experience and post-vesting termination behaviors. The Company believes the result is a reasonable estimate of the length of time that the options are expected to be outstanding.

     In addition, under SFAS 123(R), the Company is required to estimate expected forfeitures of options and stock grants over the requisite service period and adjust shared-based compensation accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. The cumulative effect of changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods. Under the provisions of SFAS 123(R), the Company will record additional expense if the actual forfeiture rate is lower than what had been estimated and the Company will record a recovery of prior expense if the actual forfeiture rate is higher than what had been estimated.

     During the three and six months ended June 30, 2006, total fair value on the date of vesting of stock options that became vested was $658,000 and $678,000, respectively, as compared to $976,000 and $1.0 million, respectively, for the same periods in 2005. There was no vesting of nonvested shares during the three and six months ended June 30, 2006 and 2005. There were no option exercises during the three and six months ended June 30, 2006 as compared to total intrinsic value of $1,300 for options exercised during each of the same periods in 2005. Cash received from the option exercises was $2,500 for each of the three and six month periods ended June 30, 2005.

3. JOINT VENTURE - THE PSMA DEVELOPMENT COMPANY LLC

     In June 1999, Cytogen entered into a joint venture with Progenics to form the PSMA Development Company LLC (the "Joint Venture"), a development stage enterprise. The Joint Venture is developing antibody-based and vaccine immunotherapeutic products utilizing Cytogen's proprietary PSMA technology. The Joint Venture was owned equally by Cytogen and Progenics until April 20, 2006 (see below). Cytogen accounted for the Joint Venture using the equity method of accounting. Cytogen had recognized 50% of the Joint Venture's operating results in its consolidated statements of operations until April 20, 2006, when the Company entered into a Membership Interest Purchase Agreement with Progenics to sell the Company's 50% ownership interest in the Joint Venture. In addition, the Company entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and the Joint Venture pursuant to which the Company licensed the Joint Venture certain rights in PSMA technology. Under the terms of such agreements, the Company sold its 50% interest in the Joint Venture for a cash payment of $13.2 million, potential future milestone payments totaling up to $52 million payable upon regulatory approval and commercialization of the Joint Venture products, and royalties on future product sales of the Joint Venture, if any. As a result, for the three and six months ended June 30, 2006, the Company recorded $12.9 million in gain on sale of equity interest in the Joint Venture, which represents the net proceeds after transaction costs less the carrying value of the Company's investment in the Joint Venture at the time of sale.

     For the three and six months ended June 30, 2006, Cytogen recorded an expense reversal of $13,000 and an expense of $120,000, respectively, of the Joint Venture's net losses compared to $1.7 million and $2.2 million of the Joint Venture's losses in the same periods of 2005. At December 31, 2005, the carrying value of the Company's investment in the Joint Venture was $379,000, which represented Cytogen's investment in the Joint Venture, less its cumulative share of losses, which net investment was recorded in other assets. Selected financial statement information of the Joint Venture is as follows (all amounts in thousands):

BALANCE SHEET DATA:

                                                                                  DECEMBER 31,
                                                                                      2005
                                                                                ---------------
                                   ASSETS:
Cash......................................................................       $      873
Prepaid expenses..........................................................                9
Accounts receivable from Progenics Pharmaceuticals, Inc.,
    a related party.......................................................              194
                                                                                 ----------
                                                                                 $    1,076
                                                                                 ==========
                      LIABILITIES AND MEMBERS' EQUITY:
Accounts payable to Cytogen Corporation, a related party..................       $        3
Accounts payable and accrued expenses.....................................              332
                                                                                 ----------
         Total liabilities................................................              335
                                                                                 ----------
Capital contributions.....................................................           31,198
Deficit accumulated during the development stage..........................          (30,457)
                                                                                 ----------
         Total members' equity............................................              741
                                                                                 ----------
         Total liabilities and members' equity............................       $    1,076
                                                                                 ==========

INCOME STATEMENT DATA:

                                                       THREE          FROM                          FOR THE PERIOD
                                     FROM             MONTHS       JANUARY 1,     SIX MONTHS        FROM JUNE 15,
                                  APRIL 1 TO           ENDED         2006 TO        ENDED               1999
                                   APRIL 20,         JUNE 30,       APRIL 20,      JUNE 30,        (INCEPTION) TO
                                     2006              2005           2006           2005          APRIL 20, 2006
                                 -----------      -----------     -----------    -----------       --------------
Interest income................  $        --      $         2     $         6    $         3       $         256
Total operating (income)
    expenses...................          (26)           3,409             246          4,406              30,953
                                 -----------      -----------     -----------    -----------       -------------

Net income (loss)..............  $        26      $    (3,407)    $      (240)   $    (4,403)      $     (30,697)
                                 ===========      ===========     ===========    ===========       =============


     During the three and six months ended June 30, 2005, the Company recognized $78,000 and $119,000, respectively, of contract revenues for limited research and development services provided by the Company to the Joint Venture, respectively. The Company did not provide any research services to the Joint Venture in 2006.

4. BRISTOL-MYERS SQUIBB MEDICAL IMAGING, INC.

     Effective January 1, 2004, the Company entered into a new manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI"), whereby BMSMI will manufacture, distribute and provide order processing and customer service for Cytogen relating to QUADRAMET. Under the terms of the agreement, Cytogen is obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or Cytogen on two years prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or Cytogen on two years prior written notice. During the three months ended June 30, 2006 and 2005, Cytogen incurred $1.2 million and $1.0 million, respectively, of manufacturing costs for QUADRAMET, all of which is included in cost of product revenue. During the six month periods ended June 30, 2006 and 2005, Cytogen incurred $2.3 million and $2.1 million, respectively, of manufacturing costs for QUADRAMET, all of which is included in cost of product revenue. The Company also pays BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service which is included in selling, general and administrative expenses.

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

5. LAUREATE PHARMA, L.P.

     In September 2004, the Company entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. Laureate is the sole manufacturer of PROSTASCINT and its antibodies. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, the Company anticipates it will pay at least an aggregate of $5.1 million through the end of the term of contract. Approximately $4.1 million has been incurred under this agreement through June 30, 2006, and was recorded as inventory when purchased. No amount was recorded during the three and six month periods ended June 30, 2006 compared to $1.1 million and $1.8 million, respectively, in the same periods of 2005.

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

     Under EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), to qualify as permanent equity, the equity derivative must permit the issuer to settle in unregistered shares. The Company does not have that ability under the securities purchase agreement for the warrants issued in July and August 2005 and, as EITF 00-19 considers the ability to keep a registration statement effective as beyond the Company's control, the warrants cannot be classified as permanent equity and are instead classified as a liability in the accompanying consolidated balance sheet. At June 30, 2006 and December 31, 2005, the Company recorded the warrant liability at its fair value of $1.7 million and $1.9 million, respectively, using a Black-Scholes option-pricing model with the following assumptions:

                                                        JUNE 30,    DECEMBER 31,
                                                          2006          2005
                                                    -------------- -------------
   Dividend yield.................................        0%            0%
   Expected volatility............................       107%          106%
   Expected life..................................     9.1 years     9.6 years
   Risk-free interest rate........................       5.22%         4.40%
   Cytogen common stock price.....................      $2.50          $2.74

     Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expired. Changes in the fair value of the warrants will be reported in the consolidated statements of operations as non-operating income or expense. At June 30, 2006, the fair value of the warrants was $1.7 million, resulting in a gain of $813,000 and $182,000 for the three and six months ended June 30, 2006, respectively.

7. SAVIENT PHARMACEUTICALS, INC.

     On April 21, 2006, the Company and Savient entered into a distribution agreement granting the Company exclusive marketing rights for SOLTAMOX in the United States.

SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. The Company expects to launch SOLTAMOX during the third quarter of 2006.

     In addition, the Company entered into a supply agreement with Rosemont for the manufacture and supply of SOLTAMOX. Under the terms of the final transaction, the Company paid Savient an upfront licensing fee of $2.0 million and may pay additional contingent sales-based payments of up to a total of $4.0 million to Savient and Rosemont. The Company is also required to pay Savient and Rosemont royalties on net sales of SOLTAMOX. Beginning in 2007, Cytogen is obligated to pay Savient and Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States. Unless terminated earlier, the distribution agreement with Savient and the supply agreement with Rosemont will each terminate upon the expiration of the last to expire patent covering SOLTAMOX in the United States, which is currently June 2018. In the event the tamoxifen prescriptions for an agreed upon period of time are less than the pre-established minimum, the agreement may be terminated if the parties are unable to reach an agreement to amend the terms of the contract to account for such impact.

     The up-front license payment of $2.0 million was capitalized as SOLTAMOX license fee in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over approximately twelve years which is the estimated performance period of the agreement. The amortization expense is recorded as cost of product revenue.

8. BERLEX, INC.

     On May 8, 2006, the Company entered into a royalty buyout agreement with Berlex, Inc. for QUADRAMET which was to close within 90 days, subject to certain closing conditions. Under the terms of the agreement, Cytogen would have no longer paid Berlex a royalty on QUADRAMET sales in exchange for a one-time cash payment and a certain number of shares of Cytogen common stock. The closing of the transaction did not occur and the parties are discussing a revised transaction to complete the royalty buyout. Until a royalty buyout is completed, if at all, Cytogen will continue to pay Berlex royalties on net sales of QUADRAMET.

9. ONCOLOGY THERAPEUTICS NETWORK, J.V.

     On June 20, 2006, the Company entered into a purchase and supply agreement with Oncology Therapeutics Network, J.V. ("OTN") appointing OTN as the exclusive distributor of SOLTAMOX in the United States. Under the terms of the agreement, OTN will purchase SOLTAMOX from the Company and distribute SOLTAMOX in the United States through its warehousing and distribution facilities. The Company is obligated to pay OTN a minimal set up fee upon execution of the agreement which was recorded as selling, general and administrative expense during the three months ended June 30, 2006. In addition, the Company will pay OTN management fees based upon a percentage of SOLTAMOX sales, subject to a minimum annual amount. This agreement has a three-year term and will automatically renew for successive one-year periods unless terminated by OTN or Cytogen on a 90 days written notice prior to the end of the applicable term. Either party also may terminate the agreement, without cause, on 180 days written notice.

10. LITIGATION

     In December 2005, Trapeziod Healthcare Communications LLC filed a complaint against the Company in the Superior Court of New Jersey, Law Division, Mercer County, seeking approximately $426,000 in damages arising from the Company's alleged failure to pay Trapezoid for marketing services allegedly provided to the Company. On May 22, 2006, the Company settled this matter for $365,000, without any admission of fault or liability. The Company had previously established a reserve for the full amount of this claim.

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

11. 2006 EQUITY COMPENSATION PLAN

     On June 13, 2006, the Company's stockholders approved the Cytogen Corporation 2006 Equity Compensation Plan at the 2006 Annual Meeting of Stockholders. The 2006 Plan provides for grants in any of the following forms:
(i) incentive stock options, (ii) nonqualified stock options, (iii) stock units,
(iv) stock awards, (v) stock appreciation rights, and (vi) other stock-based awards. The Company has reserved 1,500,000 shares of Cytogen common stock for future issuance under the 2006 Plan.

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

OVERVIEW

     Founded in 1980, Cytogen Corporation of Princeton, New Jersey, is a biopharmaceutical company dedicated to improving the lives of patients with cancer by acquiring, developing and commercializing innovative molecules targeting the sites and stages of cancer progression. Our marketed products include QUADRAMET (samarium Sm-153 lexidronam injection), PROSTASCINT (capromab pendetide) kit for the preparation of Indium In-111 capromab pendetide, and SOLTAMOX (tamoxifen citrate, oral solution 10mg/5mL) which the Company expects to launch in the United States during the third quarter of 2006. Our development pipeline consists of CYT-500, a therapeutic radiolabeled antibody targeting prostate-specific membrane antigen
(PSMA), a protein highly expressed on the surface of prostate cancer cells and the neovasculature of solid tumors. We also have exclusive United States marketing rights to COMBIDEX (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (previously Code 7228) for oncology applications in the United States.

SIGNIFICANT EVENTS IN 2006

Cytogen Announces that FDA Clears IND for CYT-500, a Monoclonal Antibody for the Treatment of Metastatic Hormone-Refractory Prostate Cancer

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

Cytogen Sells Ownership in PSMA Development Joint Venture to Progenics

     On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics Pharmaceuticals, Inc. ("Progenics") providing for the sale to Progenics of our 50% ownership interest in PSMA Development Company LLC ("PDC"), our joint venture with Progenics for the development of in vivo cancer immunotherapies based on PSMA. In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology. Under the terms of such agreements, we sold our 50% interest in PDC for a cash payment of $13.2 million, potential future milestone payments totaling up to $52.0 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any. We will no longer be responsible for funding PDC.

Cytogen and Savient Execute Marketing Agreement for SOLTAMOX(TM)

     On April 21, 2006, we and Savient entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX(TM) (tamoxifen citrate) in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. In addition, we entered into a supply agreement with Rosemont

Pharmaceuticals Limited, previously a wholly-owned subsidiary of Savient ("Rosemont"), for the manufacture and supply of SOLTAMOX. Under the terms of the final transaction, we paid Savient an upfront licensing fee of $2.0 million and may pay additional contingent sales-based payments of up to a total of $4.0 million to Savient and Rosemont. We are also required to pay Savient and Rosemont royalties on net sales of SOLTAMOX. We expect to launch SOLTAMOX during the third quarter of 2006.

Cytogen Enters into QUADRAMET Royalty Buyout Agreement with Berlex

     On May 8, 2006, we entered into a royalty buyout agreement with Berlex, Inc. for QUADRAMET, which was to close within 90 days, subject to certain closing conditions. Under the terms of the agreement, we would have no longer paid Berlex a royalty on QUADRAMET sales in exchange for a one-time cash payment and a certain number of shares of our common stock. The closing of the transaction did not occur and the parties are discussing a revised transaction to complete the royalty buyout. Until a royalty buyout is completed, if at all, we will continue to pay Berlex royalties on net sales of QUADRAMET.

Cytogen Enters into Purchase and Supply Agreement with Oncology Therapeutics Network

     On June 20, 2006, we entered into a purchase and supply agreement with Oncology Therapeutics Network, J.V. ("OTN") appointing OTN as the exclusive distributor of SOLTAMOX in the United States. Under the terms of the agreement, OTN will purchase SOLTAMOX from us and distribute SOLTAMOX in the United States through its warehousing and distribution facilities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 AND 2005

REVENUES

                                                                             INCREASE/(DECREASE)
                                                                          ------------------------
                                           2006            2005               $              %
                                           ----            ----           ---------      ---------
                                             (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
QUADRAMET..........................     $  1,988      $   2,153           $   (165)         (8)%
PROSTASCINT........................        2,180          1,924                256           13%
License and Contract...............            4             79                (75)        (95)%
                                        --------      ---------           --------
                                        $  4,172      $   4,156           $     16            0%
                                        ========      =========           ========

     Total revenues for each of the second quarters of 2006 and 2005 were $4.2 million. Product revenues accounted for 100% and 98% of total revenues for the second quarters of 2006 and 2005, respectively. License and contract revenues accounted for the remainder of revenues.

     QUADRAMET. QUADRAMET sales were $2.0 million for the second quarter of 2006, compared to $2.2 million in the second quarter of 2005. QUADRAMET sales accounted for 48% and 53% of product revenues for the second quarters of 2006 and 2005, respectively. The decrease from the prior year period was due to lower unit sales offset, in part, by the effect of a 5% price increase implemented in June 2005. Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe. We believe that we have made significant progress in key areas designed to position QUADRAMET for future growth and market penetration by: (i) distinguishing the physical properties of QUADRAMET from first-generation agents within its class;
(ii) empowering and marketing to key prescribing audiences; (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma; (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents; and (v) expanding clinical development to evaluate the potential tumoricidal versus palliative attributes of QUADRAMET. We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

     PROSTASCINT. PROSTASCINT sales were $2.2 million for the second quarter of 2006, compared to $1.9 million in the second quarter of 2005. PROSTASCINT sales accounted for 52% and 47% of product revenues for the second quarters of 2006 and 2005, respectively. The increase from the prior year period was due to the implementation of a price increase for PROSTASCINT in June 2005, increased demand associated with our focused marketing programs and our continued identification of new distribution channels to better accommodate customer needs. We believe that we have made significant progress in key areas designed to position PROSTASCINT for future growth and market penetration by: (i) improving image quality through fusion technology; (ii) validating the antigen targeted by PROSTASCINT as an independent prognostic factor; (iii) the publication and presentation of outcomes data; (iv) development of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy; and (v) expanding clinical development to evaluate the potential for PROSTASCINT to monitor response to cytotoxic therapies and image other cancers. We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

     LICENSE AND CONTRACT REVENUES. License and contract revenues were $4,000 and $79,000 for the second quarters of 2006 and 2005, respectively. During the second quarter of 2005, we recognized $78,000 of contract revenues for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics. We did not provide any research services to the joint venture in 2006.

OPERATING EXPENSES

                                                                                       INCREASE/(DECREASE)
                                                                                      ---------------------
                                                         2006         2005               $             %
                                                         ----         ----            -------        ------
                                                       (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
    Cost of product revenue..........................  $ 2,594      $  2,251          $  343           15%
    Selling, general and administrative..............    6,994         6,692             302            5%
    Research and development.........................    1,463         1,362             101            7%
    Equity in (income) loss of joint venture.........      (13)        1,704          (1,717)       (101)%
                                                       -------      --------          ------
                                                       $11,038      $ 12,009          $ (971)         (8)%
                                                       =======      ========          ======

     Total operating expenses for the second quarter of 2006 were $11.0 million compared to $12.0 million in the same quarter of 2005.

     COST OF PRODUCT REVENUE. Cost of product revenue for the second quarters of 2006 and 2005 were $2.6 million and $2.3 million, respectively, and primarily reflects manufacturing costs for PROSTASCINT and QUADRAMET, royalties on our sales of products and amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003 and SOLTAMOX in April 2006. The increase in cost of product revenue is attributable to a higher product revenue in 2006.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the second quarter of 2006 were $7.0 million compared to $6.7 million in the same period of 2005. The increase from the prior year period is primarily driven by $284,000 of pre-launch costs associated with SOLTAMOX, which we expect to launch in the third quarter 2006, and by the recognition of $316,000 of share-based compensation in 2006 for options and nonvested shares granted to employees, partially offset by the expanded investment for the commercial support of both QUADRAMET and PROSTASCINT in 2005. Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123(R).

     RESEARCH AND DEVELOPMENT. Research and development expenses for the second quarter of 2006 were $1.5 million compared to $1.4 million in the same period of 2005. The increase from the prior year period is primarily driven by new clinical development initiatives for both QUADRAMET and PROSTASCINT and the preclinical development costs associated with our radiolabeled therapeutic program to attach the therapeutic radionuclide lutetium-177 as a payload to the 7E11 monoclonal antibody utilized in PROSTASCINT, partially offset by a $500,000 charge in the second quarter of 2005 for a non-cash milestone obligation incurred related to the progress of the PSMA development programs.

     EQUITY (INCOME) IN LOSS OF JOINT VENTURE. During the second quarters of 2006 and 2005, we recorded an expense reversal of $13,000 and an expense of $1.7 million, respectively, with respect to our share of the loss in PDC, our joint venture with Progenics. Such amounts represented 50% of the joint venture's net losses. We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting until April 20, 2006 when we sold to Progenics our ownership interest in PDC. We will no longer be responsible for funding PDC.

     INTEREST INCOME/EXPENSE. Interest income for the second quarter of 2006 was $392,000 compared to $154,000 in the same period of 2005. The increase in 2006 from the prior year period was due to a higher average yield on higher average cash balances in 2006. Interest expense for the second quarter of 2006 was $6,000 compared to $42,000 in the same period in 2005. Interest expense includes interest on outstanding debt, which was repaid in August 2005, and finance charges related to various equipment leases that are accounted for as capital leases.

     GAIN ON SALE OF EQUITY INTEREST IN JOINT VENTURE. On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics providing for the sale to Progenics of our 50% ownership interest in PDC, our joint venture with Progenics for the development of in vivo cancer immunotherapies based on PSMA. In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology. Under the terms of such agreements, we sold our 50% interest in PDC for a cash payment of $13.2 million, potential future milestone payments totaling up to $52.0 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any. As a result of the transaction, for the three months ended June 30, 2006, we recorded $12.9 million in gain on sale of equity interest in the joint venture, which represents the net proceeds after transaction costs less the carrying value of our investment in the joint venture at the time of sale.

     DECREASE IN WARRANT LIABILITY. In connection with the sale of our common stock and warrants in July and August 2005, we recorded the warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended June 30, 2006, we reported a gain of $813,000 related to the decrease in fair value of these warrants since March 31, 2006. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

     NET INCOME (LOSS). We had net income of $7.2 million or $0.32 per basic and diluted share for the second quarter of 2006, compared to a net loss of $7.7 million or $0.50 per basic and diluted share in the same quarter of 2005. The significant fluctuation in results was due to the gain on the sale of our equity interest in the joint venture.

SIX MONTHS ENDED JUNE 30, 2006 AND 2005

REVENUES

                                                                                       INCREASE/(DECREASE)
                                                                                     -----------------------
                                                     2006            2005               $                %
                                                     ----            ----            -------          ------
                                                     (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
QUADRAMET....................................      $ 4,244        $  4,207           $   37              1%
PROSTASCINT..................................        4,364           3,823              541             14%
License and Contract.........................            6             120             (114)          (95)%
                                                   -------        --------           ------
                                                   $ 8,614        $  8,150           $  464              6%
                                                   =======        ========           ======


     Total revenues for the first half of 2006 were $8.6 million compared to $8.2 million for the same period in 2005. Product revenues accounted for 100% and 99% of total revenues for the first half of each of 2006 and 2005, respectively. License and contract revenues accounted for the remainder of revenues.

     QUADRAMET. QUADRAMET sales were $4.2 million for each of the first half of 2006 and 2005. QUADRAMET sales accounted for 49% and 52% of product revenues for the first half of 2006 and 2005, respectively. Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe. We believe that we have made significant progress in key areas designed to position QUADRAMET for future growth and market penetration by: (i) distinguishing the physical properties of QUADRAMET from first-generation agents within its class;
(ii) empowering and marketing to key prescribing
audiences; (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma; (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents; and (v) expanding clinical development to evaluate the potential tumoricidal versus palliative attributes of QUADRAMET. We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

     PROSTASCINT. PROSTASCINT sales were $4.4 million for the first half of 2006, an increase of $541,000 from $3.8 million in the first half of 2005. Sales of PROSTASCINT accounted for 51% and 48% of product revenues for the first half of 2006 and 2005, respectively. The increase from the prior year period was due to the implementation of a price increase for PROSTASCINT in June 2005, increased demand associated with our focused marketing programs and our continued identification of new distribution channels to better accommodate customer needs. We believe that we have made significant progress in key areas designed to position PROSTASCINT for future growth and market penetration by:
(i) improving image quality through fusion technology; (ii) validating the antigen targeted by PROSTASCINT as an independent prognostic factor; (iii) the publication and presentation of outcomes data; (iv) development of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy; and (v) expanding clinical development to evaluate the potential for PROSTASCINT to monitor response to cytotoxic therapies and image other cancers. We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

     LICENSE AND CONTRACT REVENUES. License and contract revenues were $6,000 and $120,000 for the first half of 2006 and 2005, respectively. During the first half of 2005, we recognized $119,000 of contract revenues for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics. We did not provide any research services to the joint venture in 2006.

OPERATING EXPENSES

                                                                                             INCREASE/(DECREASE)
                                                                                        ---------------------------
                                                       2006              2005                $                %
                                                       ----              ----           -----------      ----------
                                                          (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
    Cost of product revenues.....................   $    5,010         $    4,678      $      332             7%
    Selling, general and administrative..........       13,231             13,716            (485)          (4)%
    Research and development.....................        4,445              2,101           2,344           112%
    Equity in loss of joint venture..............          120              2,202          (2,082)         (95)%
                                                    ----------         ----------      ----------
                                                    $   22,806         $   22,697      $      109             0%
                                                    ==========         ==========      ==========

     Total operating expenses for the first half of 2006 were $22.8 million compared to $22.7 million in the same period of 2005.

     COST OF PRODUCT REVENUES. Cost of product revenues for the first half of 2006 were $5.0 million compared to $4.7 million in the same period of 2005 and primarily reflects manufacturing costs for PROSTASCINT and QUADRAMET, royalties on our sales of products and amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003 and SOLTAMOX in April 2006. The increase in cost of product revenues from the prior year period is attributable to the higher product revenues in 2006.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the first half of 2006 were $13.2 million compared to $13.7 million in the same period of 2005. The decrease from the prior year period is primarily driven by $724,000 of pre-launch costs in 2005 associated with COMBIDEX, which is currently awaiting approval from the FDA, and the expanded investment for the commercial support of both QUADRAMET and PROSTASCINT in 2005, partially offset by $452,000 of costs associated with pre-launch activities for SOLTAMOX and by the recognition of $720,000 of share-based compensation in 2006 for options and nonvested shares granted to employees. Any future changes to our share-based compensation strategy or programs would likely affect the amount of compensation expense recognized under SFAS 123(R).

     RESEARCH AND DEVELOPMENT. Research and development expenses for the first half of 2006 were $4.4 million compared to $2.1 million in the same period of 2005. The increase from the prior year period is primarily driven by new clinical development initiatives for both QUADRAMET and PROSTASCINT and the preclinical development costs associated with our radiolabeled therapeutic program to attach the therapeutic radionuclide lutetium-177 as a payload to the 7E11 monoclonal antibody utilized in PROSTASCINT, partially offset by a $500,000 charge in the second quarter of 2005 for a non-cash milestone obligation incurred related to the progress of the PSMA development programs.

     EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of the PSMA Development Company LLC, our joint venture with Progenics, was $120,000 during the first half of 2006 compared to $2.2 million in the same period of 2005. Such amounts represented 50% of the joint venture's net losses. We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting until April 20, 2006 when we sold to Progenics of our ownership interest in PDC. We will no longer be responsible for funding PDC.

     INTEREST INCOME/EXPENSE. Interest income for the first half of 2006 was $689,000 compared to $297,000 in the same period of 2005. The increase in 2006 from the prior year period was due to a higher average yield on higher average cash balances in 2006. Interest expense was $12,000 and $84,000 for the first half of 2006 and 2005, respectively. Interest expense includes interest on outstanding debt, which was repaid in August 2005, and finance charges related to various equipment leases that are accounted for as capital leases.

     GAIN ON SALE OF EQUITY INTEREST IN JOINT VENTURE. On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics providing for the sale to Progenics of our 50% ownership interest in PDC, our joint venture with Progenics for the development of in vivo cancer immunotherapies based on PSMA. In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology. Under the terms of such agreements, we sold our 50% interest in PDC for a cash payment of $13.2 million, potential future milestone payments totaling up to $52.0 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any. As a result of the transaction, for the six months ended June 30, 2006, we recorded $12.9 million in gain on sale of equity interest in the joint venture, which represents the net proceeds after transaction costs less the carrying value of our investment in the joint venture at the time of sale.

     DECREASE IN WARRANT LIABILITY. In connection with the sale of our common stock and warrants in July and August 2005, we recorded the warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the six months ended June 30, 2006, we reported a gain of $182,000 related to the decrease in fair value of these warrants since December 31, 2005. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

     NET INCOME (LOSS). We had net loss of $460,000 in the first half of 2006 compared to $14.3 million reported in the first half of 2005. The basic and diluted net loss per share for the first half of 2006 was $0.02 based on 22.5 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.92 based on 15.5 million weighted average common shares outstanding for the same period in 2005. The significant fluctuation in results was due to the gain on the sale of our equity interest in the joint venture.

COMMITMENTS

     We have entered into various contractual and commercial commitments. The following table summarizes our obligations with respect to theses commitments as of June 30, 2006:

                                                       LESS
                                                       THAN       1 TO 3        4 TO 5     MORE THAN
                                                      1 YEAR      YEARS          YEARS       5 YEARS        TOTAL
                                                     -------     -------       --------    ----------    -----------
                                                                        (ALL AMOUNTS IN THOUSANDS)
Capital lease obligations  ........................  $    59     $    92       $     --    $       --    $       151
Facility leases....................................      338         113             --            --            451
Research and development and
   other obligations...............................      306         153            150           513          1,122
Manufacturing contracts((1)) ......................    4,689       4,689             --            --          9,378
Minimum royalty payments((2))......................    1,000       2,000          2,000         2,333          7,333
                                                     -------     -------       --------    ----------    -----------

      Total........................................  $ 6,392     $ 7,047       $  2,150    $    2,846    $    18,435
                                                     =======     =======       ========    ==========    ===========

(1) Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMS-MI for QUADRAMET whereby BMS-MI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of our agreement, we are obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMS-MI or us on a two year prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMS-MI or us on a two-year prior written notice. Accordingly, we have not included commitments beyond June 30, 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

CONDENSED STATEMENT OF CASH FLOWS:

                                                            SIX MONTHS ENDED
                                                             JUNE 30, 2006
                                                      --------------------------
                                                      (ALL AMOUNTS IN THOUSANDS)

   Net loss................................................    $  (460)
   Adjustments to reconcile net loss to net cash
     used in operating activities..........................     (9,542)
                                                               -------
   Net cash used in operating activities...................    (10,002)
   Net cash provided by investing activities...............     11,046
   Net cash provided by financing activities...............         19
                                                               -------
   Net increase in cash and cash equivalents...............    $ 1,063
                                                               =======

OVERVIEW

     Our cash and cash equivalents were $31.4 million as of June 30, 2006, compared to $30.3 million as of December 31, 2005. During the six months ended June 30, 2006 and 2005, net cash used in operating activities was $10.0 million and $15.3 million, respectively. The decrease in cash usage from the prior year period was primarily due to the prior year's build-up of PROSTASCINT inventory, pre-launch costs associated with COMBIDEX in 2005 and a reduction in 2006 of our investment in the PDC joint venture, partially offset by costs associated with pre-launch activities for SOLTAMOX and increased investment in clinical programs. On April 20, 2006, we sold our 50% interest in PDC for a cash payment of $13.2 million. Effective after that date, we are no longer funding the PDC's operations. We expect our operating expenditures in the second half of 2006 to increase compared to the first half of 2006 as we prepare to launch SOLTAMOX.

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

OTHER LIQUIDITY EVENTS

     On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics providing for the sale to Progenics of our 50% ownership interest in PDC. In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology. Under the terms of such agreements, we sold our 50% interest in PDC for a cash payment of $13.2 million, potential future milestone payments totaling up to $52.0 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any. Effective after the sale, we are no longer funding the PDC's operations.

     On April 21, 2006, we and Savient entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX(TM) (tamoxifen citrate) in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. In addition, we entered into a supply agreement with Rosemont for the manufacture and supply of SOLTAMOX. Under the terms of the final transaction, we paid Savient an upfront licensing fee of $2.0 million and may pay additional contingent sales-based payments of up to a total of $4.0 million to Savient and Rosemont. We expect to launch SOLTAMOX during the third quarter of 2006. We are also required to pay Savient and Rosemont royalties on net sales of SOLTAMOX. Beginning in 2007, Cytogen is obligated to pay Savient and Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States. Unless terminated earlier, each of the distribution agreement with Savient and the supply agreement with Rosemont will terminate upon the expiration of the last to expire patent covering SOLTAMOX in the United States, which is currently June 2018. In the event the tamoxifen prescriptions for an agreed upon period of time are less than the pre-established minimum, the agreement may be terminated if the parties are unable to reach an agreement to amend the terms of the contract to account for such impact.

     On June 20, 2006, we entered into a purchase and supply agreement with Oncology Therapeutics Network, J.V. ("OTN") appointing OTN as the exclusive distributor of SOLTAMOX in the United States. Under the terms of the agreement, OTN will purchase SOLTAMOX from us and distribute SOLTAMOX in the United States through its warehousing and distribution facilities. We will pay OTN management fees based upon a percentage of SOLTAMOX sales, subject to a minimum annual amount. This agreement has a three-year term and will automatically renew for successive one-year periods unless terminated by OTN or us on a 90 days written notice prior to the end of the applicable term. Either party also may terminate the agreement, without cause, on 180 days written notice.

     In September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate is manufacturing PROSTASCINT and its primary raw materials for us in its Princeton, New Jersey facility. Our agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the production campaign and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we anticipate paying at least an aggregate of $5.1 million through the end of the contract term. Approximately $4.1 million has been incurred under this agreement through June 30, 2006, and is recorded as inventory when purchased. No payment was made during the first half of 2006. In October 2004, Laureate was acquired by Safeguard Scientifics, Inc. Laureate has continued to operate as a full service contract manufacturing organization and we have not experienced any disruption in Laureate's performance of its obligations to produce PROSTASCINT.

     Effective  January 1, 2004, we entered into a new  manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMS-MI") whereby BMS-MI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of the new agreement, we are obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMS-MI or us on two years prior written notice. During the six months ended June 30, 2006, we incurred $2.3 million of manufacturing costs for QUADRAMET. This agreement will automatically renew for five successive one-year periods unless terminated by BMS-MI or us on a two year prior written notice. We also pay BMS-MI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service.

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

SHARE-BASED COMPENSATION

     We account for share-based compensation in accordance with SFAS No. 123(R), "Share-Based Payment." Under the fair value recognition provision of this statement, the share-based compensation, which is generally based on the fair value of the awards calculated using the Black-Scholes option pricing model on the date of grant, is recognized on a straight-line basis over the requisite service period, generally the vesting period, for grants on or after January 1, 2006. For nonvested shares, we use the fair value of the underlying common stock on the date of grant. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividend yield, expected forfeiture rates, expected volatility, the expected term and expected risk-free interest rates. If we were to use different estimates or a different valuation model, our share-based compensation expense and our results of operations could be materially impacted.

RECENT ACCOUNTING PRONOUNCEMENTS

Income Taxes

     In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 is applicable for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating the impact of the adoption of FIN 48 upon our financial statements and related disclosures. We do not expect that the adoption will have a material effect on our results of operations or financial condition.

Sales Tax

     In March 2006, the FASB's Emerging Issues Task Force released Issue 06-3, "How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" or ("EITF 06-3"). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amount of taxes if reflected on a gross basis in the income statement. The guidance is effective for periods beginning after December 15, 2006. We present sales net of sales taxes in our consolidated statements of operations and do not anticipate changing our policy as a result of EITF 06-3.

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

     In April 2005, the Securities and Exchange Commission announced the adoption of a new rule allowing companies to implement SFAS 123(R) at the beginning of their next fiscal year that begins after June 15, 2005. Accordingly, we adopted SFAS 123(R) in its fiscal year beginning January 1, 2006 using the modified prospective transition method. Under this method, compensation expense is reflected in the financial statements beginning January 1, 2006 with no restatement to the prior periods. As such, compensation expense, which is measured based on the fair value of the instrument on the grant date, is recognized for awards that are granted, modified, repurchased or cancelled on or after January 1, 2006 as well as for the portion of awards previously granted that have not vested as of January 1, 2006. We have implemented the straight-line expense attribution method for all options granted after January 1, 2006. Prior to adopting SFAS 123(R), we used the accelerated attribution method in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock

Option or Award Plans" ("FIN 28"). The adoption of SFAS 123(R) had a material impact on our results of operations.

Abnormal Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we adopted SFAS No. 151 in its fiscal year beginning January 1, 2006. The adoption of this standard did not have any impact on the Company in the six months ended June 30, 2006.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and vice president, finance concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

(2) Changes in Internal Control Over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In December 2005, Trapezoid Healthcare Communications LLC filed a complaint against us in the Superior Court of New Jersey, Law Division, Mercer County, seeking approximately $426,000 in damages arising our of our alleged failure to pay Trapezoid for marketing services allegedly provided to us. On May 22, 2006, we settled this matter for $365,000, without any admission of fault or liability. We had previously established a reserve for the full amount of this claim.

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

ITEM 1A. RISK FACTORS

     This section sets forth changes in the risks factors previously disclosed in our Annual Report on Form 10-K due to our activities during the quarter ended June 30, 2006.

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

     Given the high level of expenditures associated with our business and our inability to generate revenues sufficient to cover such expenditures, we have had a history of operating losses since our inception. For the three months ended June 30, 2006, we reported net income of $7.2 million. Such net income is primarily due to the sale to Progenics, in April 2006, of our 50% ownership interest in PDC, our joint venture with Progenics for the development of in vivo cancer immunotherapies based on PSMA, in which we received a cash payment of $13.2 million. We had a net loss of $460,000 for the six months ended June 30, 2006. We had an accumulated deficit of $413 million as of June 30, 2006.

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

     We expect QUADRAMET and PROSTASCINT to account for substantially all of our product revenues in the near future. For the quarter ended June 30, 2006, revenues from QUADRAMET and PROSTASCINT accounted for approximately 48% and 52%, respectively, of our product revenues. For the six months ended June 30, 2006, revenues from QUADRAMET and PROSTASCINT accounted for approximately 49% and 51%, respectively, of our product revenues. If QUADRAMET or PROSTASCINT does not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

     On April 21, 2006, we and Savient entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX(TM) (tamoxifen citrate) in the United States. We expect to launch SOLTAMOX during the third quarter of 2006. We have not yet made any sales of SOLTAMOX.

A Small Number of Customers Account for the Majority of Our Sales, and the Loss of One of Them, or Changes in Their Purchasing Patterns, Could Result in Reduced Sales, Thereby Adversely Affecting Our Operating Results.

     We sell our products to a small number of radiopharmacy networks. During the six months ended June 30, 2006, we received 62% of our total revenues from three customers, as follows: 39% from Cardinal Health (formerly Syncor International Corporation); 14% from Mallinckrodt Inc.; and 9% from GE Healthcare (formerly Amersham Health). During the year ended December 31, 2005, we received 67% of our total revenues from three customers, as follows: 47% from Cardinal Health (formerly Syncor International Corporation); 11% from Mallinckrodt Inc.; and 9% from GE Healthcare (formerly Amersham Health). During the year ended December 31, 2004, we received 68% of our total revenues from three customers, as follows: 46% from Cardinal Health (formerly Syncor International Corporation); 12% from Mallinckrodt Inc.; and 10% from GE Healthcare (formerly Amersham Health).

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

     o a distribution agreement with Savient Pharmaceuticals, Inc. and a manufacture and supply agreement with Savient and Rosemont Pharmaceuticals Limited related to the supply and marketing of SOLTAMOX; and

     o a purchase and supply agreement with OTN for the distribution of SOLTAMOX.

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

     On June 20, 2006, Christopher P. Schnittker resigned as our Senior Vice President and Chief Financial Officer to pursue other career opportunities. We have initiated a search for Mr. Schnittker's successor.

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

     Our cash, cash equivalents and short-term investments were $31.4 million at June 30, 2006. We expect that our existing capital resources should be adequate to fund our operations and commitments into 2007.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 13, 2006, we held our annual meeting of stockholders to: (i) elect nine directors; (ii) consider and vote upon a proposal to approve the Company's 2005 Employee Stock Purchase Plan; (iii) consider and vote upon a proposal to approve the Company's 2006 Equity Compensation Plan; and (iv) transact such other business as may come before the meeting.

     There were represented at our annual meeting, either in person or by proxy, 19,982,535 shares of our common stock out of a total number of 22,473,762 shares of common stock issued and outstanding and entitled to vote at the meeting.

     The following tables set forth information regarding the number of votes cast for, withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting.

     (i)    Election of Directors:

                                                                    BROKER NON-
     NOMINEES               FOR        WITHHELD      ABSTENTIONS      VOTES
-----------------------  ----------  -------------  -------------  ------------
John E. Bagalay, Jr.     20,270,063    693,577          N/A             N/A
Michael D. Becker        20,522,202    440,438          N/A             N/A
Allen Bloom              20,435,287    527,353          N/A             N/A
Stephen K. Carter        20,540,261    422,379          N/A             N/A
James A. Grigsby         20,488,087    474,553          N/A             N/A
Dennis H. Langer         20,430,265    532,375          N/A             N/A
Robert F. Hendrickson    20,434,295    528,345          N/A             N/A
Kevin G. Lokay           20,435,200    527,440          N/A             N/A
Joseph A. Mollica        20,530,661    431,979          N/A             N/A


     (ii)   Proposal to approve the Company's 2005 Employee Stock Purchase Plan:


                                                                  BROKER NON-
                  FOR           AGAINST        ABSTENTIONS           VOTES
            -------------   -------------  ------------------   ----------------
              6,131,106         549,759          42,213           14,239,562


     (iii)  Proposal to approve the Company's 2006 Equity Compensation Plan:


                                                                  BROKER NON-
                  FOR           AGAINST        ABSTENTIONS           VOTES
            -------------   -------------  ------------------   ----------------
              5,655,404       1,011,666          56,007           14,239,563


ITEM 5.  OTHER INFORMATION.

     On June 20, 2006, we announced that that Christopher P. Schnittker, Senior Vice President and Chief Financial Officer of the Company, has resigned from the Company effective June 20, 2006 to pursue other career opportunities.

ITEM 6.  EXHIBITS.

        Exhibit No.          Description
        -----------          -----------

           10.1              Cytogen Corporation 2006 Equity Compensation  Plan.
                             Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 10, 2006, and incorporated herein by reference.

           10.2 Membership Interest Purchase Agreement dated as of April 20, 2006 between the Company and Progenics Pharmaceutical, Inc. Filed as an exhibit to the Company's Quarterly Report on Form

                             10-Q for the quarter  ended  March  31, 2006, filed
                             with  the  Commission   on   May  10,  2006,    and
                             incorporated herein by reference.

           10.3 Amended and Restated PSMA/PSMP License Agreement dated April 20, 2006 among the Company, Progenics Pharmaceuticals, Inc. and PSMA Development Company LLC.* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 10, 2006, and incorporated herein by reference.

           10.4 Exclusive Distribution Agreement dated as of April 21, 2006 between the Company and Savient Pharmaceuticals, Inc.* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 10, 2006, and incorporated herein by reference.

           10.5 Manufacture and Supply Agreement dated April 21, 2006 between the Company, Savient Pharmaceuticals, Inc. and Rosemont Pharmaceuticals Limited.* Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 10, 2006, and incorporated herein by reference.

           10.6 Product Purchase and Supply Agreement dated as of June 20, 2006 between the Company and Oncology Therapeutics Network, J.V. * Filed herewith.

           31.1 Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

           31.2 Certification of Vice President, Finance, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

           32.1              Certification  of  President  and  Chief  Executive
                             Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

           32.2 Certification of Vice President, Finance, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                             Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

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


                                 CYTOGEN CORPORATION





Date: August 9, 2006             By:/s/ Michael D. Becker
                                    --------------------------------------------
                                    Michael D. Becker
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 9, 2006             By:/s/ Thu A. Dang
                                    --------------------------------------------
                                    Thu A. Dang
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)