Form 10-Q
period 2006-09-30
CYTOGEN CORP
filed 2006-11-09
CIK 725058

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Class: Common Stock, $.01 par value           Outstanding at November 6, 2006:
                                                                    22,502,407

================================================================================

                               CYTOGEN CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2006

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION...........................................    1
     Item 1.  Consolidated Financial Statements (unaudited)...............    1

              Consolidated Balance Sheets as of September 30, 2006 and
                 December 31, 2005........................................    2

              Consolidated Statements of Operations for the Three Months
                 and Nine Months Ended September 30, 2006 and 2005........    3

              Consolidated Statements of Cash Flows for the Nine Months
                 Ended September 30, 2006 and 2005 .......................    4

              Notes to Consolidated Financial Statements..................    5

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................    25

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..    46

     Item 4.  Controls and Procedures.....................................    46

PART II.  OTHER INFORMATION...............................................    47

     Item 1.  Legal Proceedings...........................................    47

     Item 1A. Risk Factors................................................    47

     Item 6.  Exhibits....................................................    55

SIGNATURES................................................................    57


     PROSTASCINT(R), QUADRAMET(R), ONCOSCINT(R) and CAPHOSOL(R) are registered United States trademarks of Cytogen Corporation. All other trade names, trademarks or servicemarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners, and not the property of Cytogen Corporation or any of its subsidiaries.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
              ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
           (All amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                                               SEPTEMBER 30,           DECEMBER 31,
                                                                                   2006                    2005
                                                                           --------------------     ------------------
ASSETS:
Current assets:
     Cash and cash equivalents.......................................       $      26,972            $      30,337
     Accounts receivable, net........................................               1,802                    1,743
     Inventories.....................................................               1,774                    3,582
     Prepaid expenses................................................               1,562                      906
     Other current assets............................................                  66                      354
                                                                            -------------            -------------

       Total current assets..........................................              32,176                   36,922

Property and equipment, less accumulated depreciation and
     amortization of $1,290 and $981 at September 30, 2006
     and December 31, 2005, respectively.............................                 742                      886
QUADRAMET license fee, less accumulated amortization of
     $2,195 and $1,673 at September 30, 2006 and December
     31, 2005, respectively..........................................               5,805                    6,327
SOLTAMOX license fee, less accumulated amortization of $68
     at September 30, 2006...........................................               1,932                       --
Other assets.........................................................                 468                      655
                                                                            -------------            -------------

                                                                            $      41,123            $      44,790
                                                                            =============            =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
     Current portion of long-term liabilities........................                  62                       26
     Accounts payable and accrued liabilities........................               6,588                    5,271
                                                                            -------------            -------------

       Total current liabilities.....................................               6,650                    5,297

Warrant liability....................................................               1,565                    1,869
Other long-term liabilities..........................................                  76                       46
                                                                            -------------            -------------
       Total liabilities.............................................               8,291                    7,212
                                                                            -------------            -------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 5,400,000 shares
       authorized-Series C Junior Participating Preferred Stock,
       $.01 par value, 200,000 shares authorized, none issued
       and outstanding...............................................                  --                       --
     Common stock, $.01 par value, 50,000,000 shares
       authorized, 22,502,407 and 22,473,762 shares issued and
       outstanding at September 30, 2006 and December 31,
       2005, respectively............................................                 225                      225
     Additional paid-in capital......................................             451,303                  450,502
     Unearned compensation...........................................                  --                     (610)
     Accumulated other comprehensive income..........................                  69                       28
     Accumulated deficit.............................................            (418,765)                (412,567)
                                                                            -------------            -------------

       Total stockholders' equity....................................              32,832                   37,578
                                                                            -------------            -------------

                                                                            $      41,123            $      44,790
                                                                            =============            =============

        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (All amounts in thousands, except per share data)
                                   (Unaudited)

                                                                          THREE MONTHS                         NINE MONTHS
                                                                       ENDED SEPTEMBER 30,                 ENDED SEPTEMBER 30,
                                                                ------------------------------      -------------------------------
                                                                     2006              2005              2006              2005
                                                                 -----------      -----------        -----------      ------------
Revenues:
     Product revenue:

       QUADRAMET.............................................    $     1,998      $     1,991        $     6,242      $      6,198
       PROSTASCINT...........................................          2,171            1,525              6,535             5,348
                                                                 -----------      -----------        -----------      ------------
           Total product revenue.............................          4,169            3,516             12,777            11,546

     License and contract revenue............................              3               35                  9               155
                                                                 -----------      -----------        -----------      ------------

           Total revenues....................................          4,172            3,551             12,786            11,701
                                                                 -----------      -----------        -----------      ------------

Operating expenses:
     Cost of product revenue.................................          2,681            2,386              7,691             7,064
     Selling, general and administrative.....................          6,737            6,740             19,968            20,456
     Research and development................................            990            1,746              5,435             3,847
     Equity in loss of joint venture.........................             --              677                120             2,879
                                                                 -----------      -----------        -----------      ------------

           Total operating expenses..........................         10,408           11,549             33,214            34,246
                                                                 -----------      -----------        -----------      ------------

           Operating loss....................................         (6,236)          (7,998)           (20,428)          (22,545)

Interest income..............................................            384              195              1,073               492
Interest expense.............................................             (8)             (21)               (20)             (105)
Gain on sale of equity interest in joint venture.............             --               --             12,873                --
Decrease in value of warrant liability.......................            122              703                304               703
                                                                 -----------       ----------        -----------      ------------

Net loss.....................................................    $    (5,738)      $   (7,121)       $    (6,198)     $    (21,455)
                                                                 ===========       ==========        ===========      ============

Basic and diluted net loss per share.........................    $     (0.26)      $    (0.40)       $     (0.28)     $      (1.31)
                                                                 ===========       ==========        ===========      ============

Basic and diluted weighted average common shares outstanding.
                                                                      22,494           17,857             22,481            16,326
                                                                 ===========       ==========        ===========      ============

        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (All amounts in thousands)
                                   (Unaudited)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ----------------------------------------
                                                                              2006                  2005
                                                                       -----------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.............................................................   $     (6,198)          $    (21,455)
Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization.................................            933                    753
       Decrease in value of warrant liability........................           (304)                  (703)
       Share-based compensation expense..............................          1,359                     78
       Share-based milestone obligation..............................             --                    500
       Decrease in provision for doubtful accounts...................             (4)                   (13)
       Amortization of premiums on investments.......................             --                     52
       Gain on sale of equity interest in joint venture..............        (12,873)                    --
       Deferred rent.................................................            (14)                    16
       Changes in assets and liabilities:
         Accounts receivable.........................................            (55)                  (187)
         Inventories.................................................          1,808                   (914)
         Other assets................................................           (399)                   (98)
         Liability related to joint venture..........................             --                   (396)
         Accounts payable and accrued liabilities....................          1,331                 (1,497)
                                                                        ------------           ------------

       Net cash used in operating activities.........................        (14,416)               (23,864)
                                                                        ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of SOLTAMOX license.........................................         (2,000)                    --
Purchases of property and equipment..................................           (103)                  (295)
Proceeds from sale of equity interest in joint venture...............         13,132                     --
Maturities of short-term investments.................................             --                 22,727
                                                                         -----------           ------------

       Net cash provided by investing activities.....................         11,029                 22,432
                                                                         -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock...............................             52                 10,610
Proceeds from issuance of warrants...................................             --                  3,535
Payment of long-term liabilities.....................................            (30)                (2,292)
                                                                         -----------           ------------

       Net cash provided by financing activities.....................             22                 11,853
                                                                         -----------           ------------

Net increase (decrease) in cash and cash equivalents.................         (3,365)                10,421

Cash and cash equivalents, beginning of period.......................         30,337                 13,046
                                                                         -----------           ------------

Cash and cash equivalents, end of period.............................     $   26,972           $     23,467
                                                                          ==========           ============

Supplemental disclosure of non-cash information:
Capital lease of equipment...........................................     $       96           $         --
                                                                          ==========           ============
Unrealized holding gain on marketable securities.....................     $       41           $         47
                                                                          ==========           ============

Supplemental disclosure of cash information:
Cash paid for interest...............................................     $       20           $        386
                                                                          ==========           ============

        The accompanying notes are an integral part of these statements.

                      CYTOGEN CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. THE COMPANY

BACKGROUND

     Founded in 1980, Cytogen Corporation (the "Company" or "Cytogen") is a biopharmaceutical company dedicated to advancing the care of cancer patients by building, developing, and commercializing a portfolio of specialty pharmaceutical products. The Company's specialized sales force currently markets QUADRAMET(R) (samarium Sm-153 lexidronam injection), PROSTASCINT(R) (capromab pendetide) kit, and SOLTAMOX(TM) (tamoxifen citrate, oral solution 10mg/5mL) to the U.S. oncology market. QUADRAMET is approved for the treatment of pain in patients whose cancer has spread to the bone, PROSTASCINT is a PSMA-targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer, and SOLTAMOX is the first liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings. The Company introduced SOLTAMOX to the U.S. oncology market in August 2006. In early 2007, Cytogen plans to introduce its fourth approved product to the U.S. market, CAPHOSOL(R). Approved as a prescription medical device, CAPHOSOL(R) is a topical oral ajent for the treatment of oral mucositis and dry mouth. The Company is also developing CYT-500, a third-generation radiolabeled antibody to treat prostate cancer. In addition, the Company has exclusive United States marketing rights to COMBIDEX(R) (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (previously Code 7228) for oncology applications in the United States.

     On April 21, 2006, the Company and Savient Pharmaceuticals, Inc. ("Savient") entered into a distribution agreement granting the Company exclusive marketing rights for SOLTAMOX in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. In addition, the Company entered into a supply agreement with Rosemont Pharmaceuticals Limited, previously a wholly-owned subsidiary of Savient ("Rosemont"), for the manufacture and supply of SOLTAMOX.

     On October 11, 2006, the Company and InPharma AS ("InPharma") entered into a license agreement granting the Company exclusive rights for CAPHOSOL in North America. Approved as a prescription medical device, CAPHOSOL is a topical oral agent indicated in the United States as an adjunct to standard oral care in treating oral mucositis caused by radiation or high dose chemotherapy. CAPHOSOL is also indicated for dryness of the mouth (hyposalivation) or dryness of the throat (xerostomia) regardless of the cause or whether the conditions are temporary or permanent.

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

     The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend, substantial funds to implement its planned product development efforts, including acquisition of products, research and development, clinical studies and regulatory activities, and to further the Company's marketing and sales programs, including new product launches. The Company expects its existing capital resources at September 30, 2006, along with proceeds expected to be received from the November 2006 sale of equity, should be adequate to fund operations and commitments at least into the second half of 2007. The Company cannot assure you that its business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The Company expects that it will have additional requirements for debt or equity capital, irrespectively of whether and when profitability is reached, for further product development, product and technology acquisition costs, and working capital.

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

Inventories

     The Company's inventories include PROSTASCINT and SOLTAMOX with the majority of the inventories related to PROSTASCINT. Inventories are stated at the lower of cost or market using the first-in, first-out method and consisted of the following (all amounts in thousands):

                                      SEPTEMBER 30, 2006      DECEMBER 31, 2005
                                     --------------------    -------------------
   Raw materials....................     $       287            $       291
   Work-in-process..................             469                  2,625
   Finished goods...................           1,018                    666
                                         -----------            -----------
                                         $     1,774            $     3,582
                                         ===========            ===========

Net Loss Per Share

     Basic net loss per common share is calculated by dividing the Company's net loss by the weighted-average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three and nine month periods ended September 30, 2006 and 2005 because the inclusion of common stock equivalents, which consist of nonvested shares, warrants and options to purchase shares of the Company's common stock, would be antidilutive due to the Company's losses.

OTHER COMPREHENSIVE INCOME OR LOSS

     Other comprehensive income consisted of net unrealized holding gain on marketable securities. For the three months ended September 30, 2006, there was no unrealized holding gain or loss for these securities and, as a result, the comprehensive loss for the three months ended September 30, 2006 was $5,738,000, the same as net loss. For the nine months ended September 30, 2006, the unrealized holding gain of the securities was $41,000 and as a result, the comprehensive loss for the nine months ended September 30, 2006 was $6,157,000. For the three months ended September 30, 2005, the unrealized holding loss of those securities was $3,000, and as a result, the comprehensive loss for the three months ended September 30, 2005 was

$7,124,000. For the nine months ended September 30, 2005, the unrealized holding gain of the securities was $47,000 and as a result the comprehensive loss for the nine months ended September 30, 2005 was $21,408,000.

RECENT ACCOUNTING PRONOUNCEMENTS

Evaluation of Misstatements

     On September 13, 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on how the effects of prior year misstatements should be considered in evaluating a current year misstatement. The cumulative effect from the initial adoption of SAB 108 may be reported as a cumulative effect adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error. The Company will begin to apply the provisions of SAB 108 in the fourth quarter of 2006. Management is currently evaluating the requirements of SAB 108 and has not yet determined the impact it will have on its consolidated financial statements.

Fair Value Measurements

     On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company will be required to adopt this statement in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact this standard will have on its consolidated financial statements.

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

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123 ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) requires that companies recognize compensation expense associated with share-based compensation arrangements, including employee stock options, in the financial statements effective as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) eliminates the Company's ability to account for such transactions using the intrinsic method of accounting under APB 25. SFAS 123(R) also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that do not meet certain criteria.

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

Abnormal Inventory Costs

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company adopted SFAS No. 151 in its fiscal year beginning January 1, 2006. The adoption of this standard did not have any impact on the Company in the nine months ended September 30, 2006.

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

     On June 13, 2006, the Company's stockholders approved the 2006 Plan at the 2006 Annual Meeting of Stockholders. The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards to the Company's employees and non-employee directors. Performance-based awards, which will vest upon the achievement of objective performance goals, may also be granted under the 2006 Plan. Options shall become exercisable in accordance with such terms and conditions as may be determined by the Compensation Committee. As long as Cytogen common stock is traded on the Nasdaq National Market, the exercise price of Cytogen stock options under the 2006 Plan will be equal to the last reported sales price for Cytogen common stock on the date of grant, unless a higher exercise price is specified by the Compensation Committee. Except for certain circumstances, the options will generally expire upon the earlier of ten years after the date of grant or within a certain period of time after termination of services as determined by the Compensation Committee. As of September 30, 2006, no options or awards have been granted under the 2006 Plan.

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

     The 2004 Director Plan provides for the grant of non-qualified stock options and shares of Cytogen common stock, in certain circumstances, to members of the Company's Board of Directors who are not employees of the Company. According to the 2004 Director Plan, each re-elected Director shall automatically receive options to purchase shares of Cytogen common stock on the day following each Annual Meeting of Stockholders. Each new Director who is appointed after the date of the most recent Annual Meeting of Stockholders will receive a certain number of options, pro-rated for the number of months remaining until the next Annual Meeting. All options will become exercisable on the first anniversary of the date of grant, unless options are granted to a Director who has served on the Company's Board of Directors for at least three years and retires or resigns after reaching 55 years of age. In such case, the options may be exercised in full regardless of the time lapse since the date of grant. The exercise price of Cytogen stock options is equal to the average of high and low trading prices for Cytogen common stock on the date of grant. Except for certain circumstances, the options will generally expire upon the earlier of ten years after the date of grant or 90 days after termination date.

     A summary of option activities related to Cytogen stock options other than performance options, for the nine months ended September 30, 2006 is as follows:

                                                                        WEIGHTED-      WEIGHTED-
                                                       NUMBER OF         AVERAGE        AVERAGE
                                                        CYTOGEN         EXERCISE        REMAINING        AGGREGATE
CYTOGEN OPTIONS OTHER THAN                               STOCK          PRICE PER      CONTRACTUAL       INTRINSIC
PERFORMANCE OPTIONS                                     OPTIONS           SHARE           LIFE             VALUE
--------------------------------------------         ------------    ------------     ------------    -------------
Balance at December 31, 2005................            980,796       $   10.04
   Granted..................................            585,350            3.36
   Exercised................................                 --              --
   Forfeited................................           (122,260)           5.06
   Expired..................................            (56,480)          14.59
                                                      ----------      ----------       ----------      -----------

Balance at September 30, 2006...............          1,387,406       $     7.47          8.23         $    4,000

Exercisable and expected to vest at
  September 30, 2006........................          1,257,947       $     7.78          8.20         $    3,000

Exercisable at September 30, 2006...........            622,149       $    11.25          7.02                 --


     A summary of option activities related to performance options for the nine months ended September 30, 2006 is as follows:

                                                     NUMBER         WEIGHTED-         WEIGHTED-
                                                       OF            AVERAGE           AVERAGE
                                                     CYTOGEN        EXERCISE           REMAINING       AGGREGATE
                                                      STOCK         PRICE PER         CONTRACTUAL      INTRINSIC
PERFORMANCE OPTIONS                                 OPTIONS          SHARE              LIFE             VALUE
-------------------------------------------      --------------   ------------    ------------------  -----------

Balance at December 31, 2005...............         150,000       $      3.54
   Granted.................................              --                --
   Exercised...............................              --                --
   Forfeited and Expired...................              --                --
                                                  -----------     -------------    ------------       -----------

Balance at September 30, 2006..............         150,000       $      3.54           6.22              --

Exercisable and expected to vest at
 September 30, 2006........................          50,000       $      3.54           6.22              --

Exercisable at September 30, 2006..........          50,000       $      3.54           6.22              --

     In 2002, options to purchase 150,000 shares of Cytogen common stock were granted to a key employee. These options have three separate and equal tranches for which vesting are based upon the achievement of certain milestones established by the Company's Board of Directors. In June 2006, the Board of Directors determined that one of the performance milestones had been met, and as a result, approved the vesting of 50,000 performance options. During the three and nine months ended September 30, 2006, the Company recorded $0 and $152,000 in selling, general and administrative expenses, respectively, which represent the grant date fair value of the vested options based on the Black-Scholes option pricing model. The remaining 100,000 performance options are not deemed probable of becoming exercisable at September 30, 2006.

     At September 30, 2006, the weighted-average exercise price of outstanding, exercisable and expected to vest, and exercisable options each was higher than the market price of the Company's underlying common share, and as a result, the aggregate intrinsic value was zero.

Nonvested Shares

     Under the 2004 Plan, the Company may issue nonvested shares to employees, officers, consultants and advisors. The maximum number of shares authorized for grant under the 2004 Incentive Plan is 200,000. Generally, the nonvested shares will vest in installments over three to six year periods. The Company may also issue stock awards to its employees and non-employee directors under the 2006 Plan. As of September 30, 2006, no awards have been granted under this plan.

     A summary of the Cytogen's nonvested share activities for the nine months ended September 30, 2006 is as follows:

                                                                                 WEIGHTED-
                                                  NUMBER        WEIGHTED-         AVERAGE
                                                    OF           AVERAGE         REMAINING         AGGREGATE
                                                 NONVESTED     GRANT DATE         VESTING          INTRINSIC
NONVESTED SHARES                                  SHARES       FAIR VALUE          TERM             VALUE
-------------------------------------------     ----------    ------------     -------------    -------------

Balance at December 31, 2005................      136,200      $     5.15
    Granted.................................       76,800            3.47
    Vested..................................           --              --
    Forfeited...............................      (34,300)           4.77
                                                 ---------     -----------      ------------    -------------

Balance at September 30, 2006...............      178,700      $     4.50           2.60        $  420,000

Vested and expected to vest at
    September 30, 2006......................      144,662      $     4.42           2.51        $  340,000

Vested at September 30, 2006................           --              --             --                --

Employee Stock Purchase Plan

     In September 2005, the Board of Directors of the Company adopted the 2005 Employee Stock Purchase Plan (the "2005 ESPP"). The 2005 ESPP, which was approved by the

Company's stockholders on June 13, 2006, is effective October 1, 2005, and replaces the Company's existing employee stock purchase plan which had no remaining shares available for future issuance. Under the 2005 ESPP, eligible employees may elect to purchase shares of Cytogen common stock at 85% of the lower of fair market value as of the first or last trading day of each participation period. Under the 2005 ESPP, officers of the Company who purchase shares may not transfer such shares for a period of 12 months after the purchase date. The initial offering period was a nine-month period beginning on October 1, 2005 and ending on June 30, 2006. Subsequent purchase periods will be three-month periods beginning on the first day in July, October, January and
April. The Company has reserved 500,000 shares of common stock for future issuance under the 2005 ESPP. The 2005 ESPP plan is compensatory under SFAS 123(R). In the three and nine months ended September 30, 2006, employees purchased 8,314 and 28,645 shares of common stock for aggregate proceeds to the Company of $17,000 and $60,000, respectively. At September 30, 2006, 471,355 shares remain available for purchase under the 2005 ESPP.

Warrants and Options Issued to Non-Employees

     From time to time, the Company may issue warrants and options to purchase Cytogen common stock to non-employees, excluding directors, in exchange for goods or services. Warrants are issued outside of any approved compensation plans. Terms of warrants and options vary among various arrangements, with vesting period generally up to one year and may require exercise if certain conditions are met. Contractual term ranges up to ten years.

     A summary of the Cytogen warrants and options issued to non-employees for the nine months ended September 30, 2006 is as follows:

                                                      NUMBER
                                                        OF           WEIGHTED-          WEIGHTED-
                                                      CYTOGEN         AVERAGE            AVERAGE
                                                      WARRANTS        EXERCISE          REMAINING       AGGREGATE
WARRANTS AND OPTIONS TO                                 AND           PRICE PER         CONTRACTUAL     INTRINSIC
NON-EMPLOYEES                                         OPTIONS          SHARE              LIFE            VALUE
------------------------------------------------   -----------     -------------    --------------    ---------------
Balance at December 31, 2005................          359,978       $      6.96
   Granted..................................               --                --
   Exercised................................               --                --
   Forfeited................................               --                --
   Expired..................................          (70,000)      $      5.65
                                                   -----------      -----------     ---------------   ---------------

Balance at September 30, 2006...............          289,978       $       7.27          3.34              --

Exercisable and expected to vest at
   September 30, 2006.......................          289,978       $       7.27          3.34              --

Exercisable at September 30, 2006...........          289,978       $       7.27          3.34              --

     At September 30, 2006, the weighted-average exercise price of outstanding, exercisable and expected to vest, and exercisable warrants each was higher than the market price of the Company's underlying common share, and as a result, the aggregate intrinsic value was zero.

AxCell BioSciences Stock Options

     AxCell   BioSciences,   a   non-publicly   traded   subsidiary  of  Cytogen
Corporation, also has a stock option plan that provides for the issuance of incentive and non-qualified stock options to purchase AxCell common stock ("AxCell Stock Options") to employees, for which 2,000,000 shares of AxCell common stock have been reserved. AxCell Stock Options are granted with a term of 10 years and generally become exercisable in installments over periods of up to 5 years.

     A summary of AxCell stock option activities for the nine months ended September 30, 2006 is as follows:

                                                                                                WEIGHTED-
                                                           NUMBER OF        WEIGHTED-           AVERAGE
                                                            AXCELL          AVERAGE            REMAINING
                                                            STOCK           EXERCISE          CONTRACTUAL
AXCELL STOCK OPTIONS                                       OPTIONS           PRICE                TERM
-----------------------------------------------         -------------    --------------     ----------------
Balance at December 31, 2005...................             69,405         $     4.34             6.10
   Granted.....................................                 --                 --
   Exercised...................................                 --                 --
   Forfeited...................................                 --                 --
   Expired.....................................            (19,405)              3.60
                                                        -------------      -----------      ----------------

Balance at September 30, 2006..................             50,000         $     4.63             5.58

Exercisable and expected to vest at
  September 30, 2006...........................             50,000         $     4.63             5.58

Exercisable at September 30, 2006..............             50,000         $     4.63             5.58

     AxCell is not a publicly traded subsidiary. While there was not a readily available market price for AxCell's underlying common share at September 30, 2006, the Company estimated that its fair value was less than the exercise price, and as a result, the aggregate intrinsic value was zero.

     Effective January 1, 2006, the Company adopted SFAS No. 123(R) which requires companies to measure and recognize compensation expense for all share-based payments at fair value. Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based employee compensation expense under the recognition and measurement principles of APB 25, and related interpretations. Under APB 25, compensation costs related to stock options granted with exercise prices equal to or greater than the fair value of the underlying shares at the date of grant under those plans were not recognized in the consolidated statements of operations. Compensation costs related to nonvested shares and stock options granted with exercise prices below fair value of the underlying shares at the date of grant were recognized in the consolidated statements of operations over the requisite service period, generally the vesting periods of the awards. Compensation costs associated with those awards granted prior to the adoption of SFAS 123(R) were recognized using the accelerated attribution method in accordance with FIN 28 and forfeitures were recorded as incurred. The following table illustrates the effect on net loss and net loss per share as if the fair value method under SFAS 123 had been applied for the three and nine months ended September 30, 2005 (all amounts in thousands, except per share data):

                                                                  THREE MONTHS ENDED          NINE MONTHS
                                                                         ENDED                   ENDED
                                                                  SEPTEMBER 30, 2005      SEPTEMBER 30, 2005
                                                                  ------------------      ------------------
  Net loss, as reported..................................            $    (7,121)           $     (21,455)

    Add: Stock-based employee compensation
       expense included in reported net loss.............                     65                       78
    Deduct: Total stock-based employee
       compensation expense determined under
       fair value-based method for all awards............                   (525)                  (1,653)
                                                                     ------------           --------------

  Pro forma net loss.....................................            $    (7,581)           $     (23,030)
                                                                     ============           ==============



  Basic and diluted net loss per share, as
    reported.............................................            $     (0.40)           $       (1.31)
                                                                     ============           ==============
  Pro forma basic and diluted net loss per
    share................................................            $     (0.42)           $       (1.41)
                                                                     ============           ==============

     The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires that share-based compensation cost be based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R) and is recognized for all awards granted, modified or settled after the effective date as well as awards granted to employees prior to the effective date that remain unvested as of the effective date. For the three months ended September 30, 2006, the Company recorded $587,000 of share-based compensation expense, of which $482,000 was included in selling, general and administrative expenses and $105,000 was recorded in research and development expenses. For the nine months ended September 30, 2006, the Company recorded $1.4 million of share-based compensation expense, of which $1.2 million was included in selling, general and administrative expenses and $157,000 in research and development expenses. For the three and nine months ended September 30, 2005, the Company recorded charges of $65,000 and $78,000, respectively, for share-based compensation. During the three and nine months ended September 30, 2006, there were no modification to the share-based awards and no compensation cost was capitalized into assets.

     The adoption of SFAS 123(R) resulted in higher loss for the three months ended September 30, 2006 of $525,000, or $0.02 per basic and diluted share, and higher loss for the nine months ended September 30, 2006 of $1.2 million, or $0.05 per basic and diluted share, than if the Company had continued to account for the share-based compensation under APB 25. At September 30, 2006, unrecognized compensation expense, which includes the impact of estimated forfeitures, related to unvested awards granted under the Company's share-based compensation plans is approximately $1.9 million and remains to be recognized over a weighted average period of 1.2 years. The Company recognizes share-based compensation on a straight-line basis over the requisite service period for grants on or after January 1, 2006, however, the cumulative amount of compensation expense recognized at any point in time for an award cannot be less than the portion of the grant date fair value of the award that is vested at that date.

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

     The Company's share-based compensation costs are generally based on the fair value of the option awards calculated using a Black-Scholes option pricing model on the date of grant. The weighted-average grant date fair value per share of the options granted under the Cytogen stock option plans during the three and nine months ended September 30, 2006 is estimated at $1.72 and $2.71 per share, respectively, as compared to $3.95 and $3.70, respectively, in the same periods of 2005, using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            THREE MONTHS         NINE MONTHS
                                               ENDED                ENDED
                                         SEPTEMBER 30, 2006   SEPTEMBER 30, 2006
                                         ------------------   ------------------

   Expected life (years)..................      5.96                6.48
   Expected volatility....................       91%                 97%
   Dividend yield.........................        0%                  0%
   Risk-free interest rate................     4.92%               4.94%


                                             THREE MONTHS        NINE MONTHS
                                                ENDED               ENDED
                                         SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                         ------------------   ------------------

   Expected life (years)..................      5.74                4.52
   Expected volatility....................      109%                 96%
   Dividend yield.........................        0%                  0%
   Risk-free interest rate................     4.18%               3.95%

     The compensation costs for nonvested share awards are based on the fair value of Cytogen common stock on the date of grant. The weighted-average grant date fair value per share of nonvested share awards granted during the three and nine month periods ended September 30, 2006 was $2.18 and $3.47, respectively, as compared to $5.15 during the nine months ended September 30, 2005. There were no nonvested share awards granted during the three months ended September 30, 2005.

     The weighted-average fair value per share of the shares purchased under the employee stock purchase plan during each of the three and nine months ended September 30, 2006 was $0.60 and $0.56 per share on the date of grant, respectively, as compared to $1.92 and $3.35 per share, respectively, in the same periods in 2005 using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                             THREE MONTHS         NINE MONTHS
                                                ENDED                ENDED
                                         SEPTEMBER 30, 2006   SEPTEMBER 30, 2006
                                         ------------------   ------------------

   Expected life (months).................         3                   1
   Expected volatility....................       44%                 42%
   Dividend yield.........................        0%                  0%
   Risk-free interest rate................     4.99%               4.92%

                                             THREE MONTH          NINE MONTHS
                                                ENDED                ENDED
                                         SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                         ------------------   ------------------

   Expected life (months).................         3                   3
   Expected volatility....................       66%                112%
   Dividend yield.........................        0%                  0%
   Risk-free interest rate................     3.17%               2.70%

     No warrants were granted to non-employees in exchange for services during the three and nine months ended September 30, 2006 and 2005.

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

     During the three and nine months ended September 30, 2006, total fair value on the date of vesting of stock options that became vested was $32,000 and $857,000, respectively, as compared to $86,000 and $1.1 million, respectively, for the same periods in 2005. There was no vesting of nonvested shares during the three and nine months ended September 30, 2006 and 2005. There were no option exercises during the three and nine months ended September 30, 2006 as compared to total intrinsic value of $1,000 and $2,000, respectively, for options exercised during the same periods in 2005. Cash received from the option exercises for the three and nine month periods ended September 30, 2005 was $5,000 and $7,000, respectively.

3. JOINT VENTURE - THE PSMA DEVELOPMENT COMPANY LLC

     In June 1999, Cytogen entered into a joint venture with Progenics to form the PSMA Development Company LLC (the "Joint Venture"), a development stage enterprise. The Joint Venture was developing antibody-based and vaccine immunotherapeutic products utilizing Cytogen's proprietary PSMA technology. The Joint Venture was owned equally by Cytogen and Progenics until April 20, 2006 (see below). Cytogen accounted for the Joint Venture using the equity method of accounting. Cytogen had recognized 50% of the Joint Venture's operating results in its consolidated statements of operations until April 20, 2006, when the Company entered into a Membership Interest Purchase Agreement with Progenics to sell the Company's 50% ownership interest in the Joint Venture. In addition, the Company entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and the Joint Venture pursuant to which the Company licensed the Joint Venture certain rights in PSMA technology. Under the terms of such agreements, the Company sold its 50% interest in the Joint Venture for a cash payment of $13.2 million, potential future milestone payments totaling up to $52 million payable upon regulatory approval and commercialization of the Joint Venture products, and royalties on future product sales of the Joint Venture, if any. Cytogen has no continuing involvement and no further obligations to provide any products, services, or financial support to the Joint Venture. This transaction was a sale of an asset in which the consideration was fully received and for which the earning process is complete. As a result, the Company recorded $12.9 million in gain on sale of equity interest in the Joint Venture in the second quarter of 2006, which represents the net proceeds after transaction costs less the carrying value of the Company's investment in the Joint Venture at the time of sale.

     For the three and nine months ended September 30, 2006, Cytogen recorded $0 and $120,000, respectively, of the Joint Venture's net losses compared to $677,000 and $2.9 million of the Joint Venture's losses in the same periods of 2005. At December 31, 2005, the carrying value of the Company's investment in the Joint Venture was $379,000, which represented Cytogen's investment in the Joint Venture, less its cumulative share of losses, which net investment was recorded in other assets. Selected financial statement information of the Joint Venture is as follows (all amounts in thousands):

BALANCE SHEET DATA:

                                                                  December 31,
                                                                      2005
                                                                 ---------------

                                   ASSETS:
Cash............................................................  $       873
Prepaid expenses................................................            9
Accounts receivable from Progenics Pharmaceuticals,
   Inc., a related party........................................          194
                                                                  --------------
                                                                  $     1,076
                                                                  ==============

                      LIABILITIES AND MEMBERS' EQUITY:

Accounts payable to Cytogen Corporation,
  a related party.....................................     $         3
Accounts payable and accrued expenses.................             332
                                                           -----------
      Total liabilities...............................             335
                                                           -----------
Capital contributions.................................          31,198
Deficit accumulated during the development stage......         (30,457)
                                                           -----------
      Total members' equity...........................             741
                                                           -----------
      Total liabilities and members' equity...........     $     1,076
                                                           ===========

INCOME STATEMENT DATA:

                                     THREE MONTHS       FROM            NINE        FOR THE PERIOD
                                        MONTHS        JANUARY 1,       MONTHS        FROM JUNE 15,
                                         ENDED         2006 TO         ENDED             1999
                                       SEPTEMBER       APRIL         SEPTEMBER      (INCEPTION) TO
                                       30, 2005       20, 2006        30,2005       APRIL 20, 2006

Interest income.................    $          3   $           6   $          6     $         256
Total operating (income)
    expenses....................           1,358             246          5,764            30,953
                                    -------------  -------------   ------------     -------------

Net income (loss)...............    $     (1,355)  $       (240)   $    (5,758)     $    (30,697)
                                    =============  =============   ============     =============

     Prior to the sale of its interest in the Joint Venture in April 2006, the Company provided limited research and development services to the Joint Venture. During the three and nine months ended September 30, 2005, the Company recorded revenue related to the Joint Venture of $33,000 and $152,000, respectively, and incurred costs of $25,000 and $129,000, respectively. The Company did not provide any research and development services to the Joint Venture in 2006.

4. BRISTOL-MYERS SQUIBB MEDICAL IMAGING, INC.

     Effective January 1, 2004, the Company entered into a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI"), whereby BMSMI will manufacture, distribute and provide order processing and customer service for Cytogen relating to QUADRAMET. Under the terms of the agreement, Cytogen is obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or Cytogen on two years prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or Cytogen on two years prior written notice. During each of the three months ended
September 30, 2006 and 2005, Cytogen incurred $1.1 million of manufacturing costs for QUADRAMET. During the nine month periods ended September 30, 2006 and 2005, Cytogen incurred $3.4 million and $3.2 million, respectively, of manufacturing costs for QUADRAMET, all of which is included in cost of product revenue. The Company also pays BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service which is included in selling, general and administrative expenses.

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

5. LAUREATE PHARMA, L.P.

     In September 2004, the Company entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate manufactured PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. Laureate is the sole manufacturer of PROSTASCINT and its antibodies. The agreement terminated in the third quarter of 2006, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, the Company incurred approximately $4.2 million, which was recorded as inventory when purchased. During the three and nine month periods ended September 30, 2006 and 2005, the Company incurred $35,000 and $35,000, respectively, compared to $12,000 and $1.8 million in the same periods of 2005.

     In September 2006, the Company entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, the Company anticipates it will pay at least an aggregate of $3.9 million through the end of the term of contract, of which no amount was recorded during the three months ended September 30, 2006.

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

     Under EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), to qualify as permanent equity, the equity derivative must permit the issuer to settle in unregistered shares. The Company does not have that ability under the securities purchase agreement for the warrants issued in July and August 2005 and, as EITF 00-19 considers the ability to keep a registration statement effective as beyond the Company's control, the warrants cannot be classified as permanent equity and are instead classified as a liability in the accompanying consolidated balance sheets. At September 30, 2006 and December 31, 2005, the Company recorded the warrant liability at its fair value of $1.6 million and $1.9 million, respectively, using a Black-Scholes option-pricing model with the following assumptions:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    2006                2005
                                                -------------       ------------
     Dividend yield............................      0%                  0%
     Expected volatility.......................     108%                106%
     Expected life.............................   8.8 years           9.6 years
     Risk-free interest rate...................     4.69%              4.40%
     Cytogen common stock price................     $2.35              $2.74

     Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants will be reported in the consolidated statements of operations as non-operating income or expense. At September 30, 2006, the fair value of the warrants was $1.6 million, resulting in gains of $122,000 and $304,000 for the three and nine months ended September 30, 2006, respectively, compared to $703,000 and $703,000 for the same periods in 2005.

7. SAVIENT PHARMACEUTICALS, INC.

     On April 21, 2006, the Company and Savient entered into a distribution agreement granting the Company exclusive marketing rights for SOLTAMOX in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. The Company introduced SOLTAMOX to the U.S. oncology market in August 2006.

     In the case of new products like SOLTAMOX, the Company has no historical return experience. Since the Company cannot reliably estimate expected returns of this new product, it will defer recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns. The Company has deferred revenue of $100,000 at September 30, 2006.

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

8. BERLEX, INC.

     On May 8, 2006, the Company entered into a royalty buyout agreement with Berlex, Inc. for QUADRAMET which was to close within 90 days, subject to certain closing conditions. Under the terms of the agreement, Cytogen would have no longer paid Berlex a royalty on QUADRAMET sales in exchange for a one-time cash payment and a certain number of shares of Cytogen common stock. The closing of the transaction did not occur and the parties are no longer pursuing entering into a royalty buyout agreement. Cytogen will continue to pay Berlex royalties on net sales of QUADRAMET.

9. ONCOLOGY THERAPEUTICS NETWORK, J.V.

     On June 20, 2006, the Company entered into a purchase and supply agreement with Oncology Therapeutics Network, J.V. ("OTN") appointing OTN as the exclusive distributor of SOLTAMOX in the United States. In August 2006, the agreement was amended to revise certain terms, including changing the role of OTN to the exclusive warehousing agent and non-exclusive distributor of SOLTAMOX. Under the terms of the amended agreement, OTN will purchase SOLTAMOX from the Company for its own wholesaler channels and, along with third party logistics providers, distribute SOLTAMOX to the Company's other customers through its warehousing and distribution facilities. The Company was obligated to pay OTN a minimal set up fee upon execution of the agreement which was recorded as selling, general and administrative expense in the second quarter of 2006. In addition, the Company will pay OTN management fees based upon a percentage of SOLTAMOX sales. This agreement has a three-year term and will automatically renew for successive one-year periods unless terminated by OTN or Cytogen on a 90 days written notice prior to the end of the applicable term. Either party also may terminate the agreement, without cause, on 180 days written notice.

     During the three months ended September 30, 2006, OTN purchased and paid for $100,000 of SOLTAMOX product which is recorded as deferred revenue in the accompanying consolidated balance sheet at September 30, 2006. In the case of a new product like SOLTAMOX, which was introduced in August 2006, the Company has no historical return experience. Since the Company cannot reliably estimate expected returns of this new product, the Company will defer recognition of revenue until the right of return no longer exists or until the Company has developed sufficient historical experience to estimate sales returns. The Company may use information from external sources to estimate our returns provision.

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

11. SUBSEQUENT EVENTS

     On October 11, 2006, the Company and InPharma entered into a license agreement granting the Company exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia. Approved as a prescription medical device, CAPHOSOL is a topical oral agent indicated in the United States as an adjunct to standard oral care in treating oral mucositis caused by radiation or high dose chemotherapy. CAPHOSOL is also indicated for dryness of the mouth (hyposalivation) or dryness of the throat (xerostomia) regardless of the cause or whether the conditions are temporary or permanent. Under the terms of the Agreement, the Company is obligated to pay Inpharma $5.0 million in up-front fees, of which $4.6 million was paid upon the execution of the agreement, $400,000 will be paid into an escrow account by November 10, 2006 to be released over time provided there are no indemnification claims by the Company, and $1.0 million upon the six-month anniversary of the execution of the agreement. In addition, the Company is obligated to pay Inpharma royalties based on a percentage of net sales and future payments of up to an aggregate of $49.0 million based upon the achievement of certain sales-based milestones of which payments totaling $35 million are based upon annual sales levels first reaching levels in excess of $30 million.

     In the event Cytogen exercises the options to license marketing rights for CAPHOSOL in Europe and Asia, the Company is obligated to pay Inpharma additional fees and payments, including sales-based milestone payments for the respective territories.

     The Company shall pay Inpharma a portion of any upfront license fees and milestone payments, but not royalties, received by Cytogen in consideration of the grant by Cytogen to other parties of the right to market CAPHOSOL in Europe and Asia, to the extent such upfront license fees and milestone payments are in excess of the respective amounts paid by Cytogen to Inpharma for such rights.

     On November 7, 2006, the Company entered into purchase agreements with certain institutional investors for the sale of 7,092,203 shares of its common stock and 3,546,108 warrants to purchase shares of its common stock, through a private placement offering. The warrants will have an exercise price of $3.32 per share and will be exercisable beginning six months and ending five years after their issuance. In exchange for $2.82, the purchasers will receive one share of common stock and warrants to purchase .5 shares of common stock. The transaction is expected to close on November 10, 2006. The offering is expected to provide gross proceeds of approximately $20 million to the Company before deducting costs associated with the offering. The placement agents in this transaction will receive compensation consisting of a cash fee equal to 7% of the aggregate gross proceeds. In connection with this sale, the Company will enter into a Registration Rights Agreement with the investors. The Company is evaluating the accounting for this transaction under EITF 00-19 and may be required to classify the fair value of the warrants as a liability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms. These forward-looking statements include statements regarding the timing of the product launch for CAPHOSOL, growth and market penetration for QUADRAMET, PROSTASCINT and SOLTAMOX, increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for PROSTASCINT and QUADRAMET, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Quarterly Report on Form 10-Q that are not historical facts. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Factors that could cause actual results to differ materially, include, our ability to launch a new product, market acceptance of our products, the results of our clinical trials, our ability to hire and retain employees, economic and market conditions generally, our receipt of requisite regulatory approvals for our products and product candidates, the continued cooperation of our marketing and other collaborative and strategic partners, our ability to protect our intellectual property, and the other risks identified under Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

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

OVERVIEW

     Founded in 1980, Cytogen Corporation is a biopharmaceutical company dedicated to advancing the care of cancer patients by building, developing, and commercializing a portfolio of specialty pharmaceutical products. Our specialized sales force currently markets QUADRAMET (samarium Sm-153 lexidronam injection), PROSTASCINT (capromab pendetide) kit, and SOLTAMOX (tamoxifen citrate, oral solution 10mg/5mL) to the U.S. oncology market. QUADRAMET is approved for the treatment of pain in patients whose cancer has spread to the bone, PROSTASCINT is a PSMA-targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer, and SOLTAMOX is the first liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings. We introduced SOLTAMOX to the U.S. oncology market in August 2006. In early 2007, we plan to introduce our fourth approved product to the U.S. market, CAPHOSOL. Approved as a prescription medical device, CAPHOSOL is a topical oral agent for the treatment of oral mucositis and dry mouth. We are also developing CYT-500, a third-generation radiolabeled antibody to treat prostate cancer. In addition, we have exclusive United States marketing rights to COMBIDEX(R) (ferumoxtran-10) for all applications, and the exclusive right to market and sell ferumoxytol (previously Code 7228) for oncology applications in the United States. Our product-focused strategy focuses on attaining sustainable growth through clinical, commercial, and strategic initiatives.

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

Cytogen Sells Ownership in PSMA Development Joint Venture to Progenics

     On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics Pharmaceuticals, Inc. ("Progenics") providing for the sale to Progenics of our 50% ownership interest in PSMA Development Company LLC ("PDC"), our joint venture with Progenics for the development of in vivo cancer immunotherapies based on PSMA. In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology. Under the terms of such agreements, we sold our 50% interest in PDC for a cash payment of $13.2 million, potential future milestone payments totaling up to $52.0 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any. We are no longer responsible for funding PDC.

Cytogen and Savient Execute Marketing Agreement for SOLTAMOX

     On April 21, 2006, we and Savient entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX (tamoxifen citrate) in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. In addition, we entered into a supply agreement with Rosemont Pharmaceuticals Limited, previously a wholly-owned subsidiary of Savient ("Rosemont"), for the manufacture and supply of SOLTAMOX. Under the terms of the final transaction, we paid Savient an upfront licensing fee of $2.0 million and may pay additional contingent sales-based payments of up to a total of $4.0 million to Savient and Rosemont. We are also required to pay Savient and Rosemont royalties on net sales of SOLTAMOX. We introduced SOLTAMOX to the U.S. oncology market in August 2006.

Cytogen Enters into Purchase and Supply Agreement with Oncology Therapeutics Network

     On June 20, 2006, we entered into a purchase and supply agreement with Oncology Therapeutics Network, J.V. ("OTN") appointing OTN as the exclusive distributor of SOLTAMOX in the United States. In August 2006, the agreement was amended to revise certain terms, including changing the role of OTN to the exclusive warehousing agent and non-exclusive distributor of SOLTAMOX. Under the terms of the amended agreement, OTN will purchase SOLTAMOX from us for its own wholesaler channels and, along with third party logistics providers, distribute SOLTAMOX to our other customers through its warehousing and distribution facilities.

Cytogen Introduces SOLTAMOX in the United States

     In August 2006, the Company introduced SOLTAMOX, the first oral liquid hormonal therapy approved in the United States. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. We are now preparing for an upcoming symposium at the 2006 San Antonio Breast Cancer Conference in December. This meeting will represent an ideal forum for us to review various therapies, including SOLTAMOX, with a focused audience of key thought leaders.

Cytogen and InPharma Execute License Agreement for CAPHOSOL

     On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive rights for CAPHOSOL in North America. Approved as a prescription medical device, CAPHOSOL is a topical oral agent indicated in the United States as an adjunct to standard oral care in treating oral mucositis caused by radiation or high dose chemotherapy. CAPHOSOL is also indicated for dryness of the mouth (hyposalivation) or dryness of the throat (xerostomia) regardless of the cause or whether the conditions are temporary or permanent. Under the terms of the agreement, we are obligated to pay Inpharma $5.0 million in up-front fees, of which $4.6 million was paid upon the execution of the agreement, $400,000 will be paid into an escrow account by November 10, 2006, and $1.0 million after six months. In addition, InPharma is eligible to receive royalties and sales-based milestone payments. The transaction also provides us with options to acquire the rights to CAPHOSOL for the European and Asian markets.

Appointment of New Chief Financial Officer

     On October 26, 2006, we announced the appointment of Kevin Bratton as our new chief financial officer. A finance executive with more than 35 years of experience in healthcare, biotechnology and technology, Mr. Bratton was previously chief financial officer at Metrologic Instruments, Inc. (Nasdaq:
MTLG), a global technology company. During his tenure at Metrologic, Mr. Bratton directed the company's finance operations during a period of significant growth in sales, net income, cash flow from operations, and working capital.

Sale of Common Stock and Warrants

     On November 7, 2006, we entered into purchase agreements with certain institutional investors for the sale of 7,092,203 shares of our common stock and 3,546,108 warrants to purchase shares of our common stock, through a private placement offering. The warrants will have an exercise price of $3.32 per share and will be exercisable beginning six months and ending five years after their issuance. In exchange for $2.82, the purchasers will receive one share of common stock and warrants to purchase .5 shares of common stock. The transaction is expected to close on November 10, 2006. The offering is expected to provide gross proceeds of approximately $20 million to us before deducting costs associated with the offering. The placement agents in this transaction will receive compensation consisting of a cash fee equal to 7% of the aggregate gross proceeds. In connection with this sale, we will enter into a Registration Rights Agreement with the investors. We are evaluating the proper accounting for this transaction and may be required to classify the fair value of the warrants as a liability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REVENUES

                                                           INCREASE/(DECREASE)
                                                          ----------------------
                                  2006         2005          $             %
                                  ----         ----       -------      ---------
                              (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
QUADRAMET..................... $  1,998     $  1,991      $    7        --%
PROSTASCINT...................    2,171        1,525         646        42%
License and Contract..........        3           35         (32)      (91)%
                               --------     --------      ------
                               $  4,172     $  3,551      $  621        17%
                               ========     ========      ======

     Total revenues were $4.2 million for the third quarter of 2006, compared to $3.6 million in the third quarter of 2005. Product revenues accounted for 100% and 99% of total revenues for the third quarters of 2006 and 2005, respectively. License and contract revenues accounted for the remainder of revenues.

     QUADRAMET. QUADRAMET sales for each of the third quarters of 2006 and 2005 were $2.0 million. QUADRAMET sales accounted for 48% and 57% of product revenues for the third quarters of 2006 and 2005, respectively. QUADRAMET unit sales in 2006 were slightly lower than the prior year period, and is partially offset by the effect of a 5% price increase which we implemented on September 1, 2006. Such price increase did not have a material effect on third quarter revenues because of notification requirements to key customers. In addition, because QUADRAMET has only a 72-hour shelf life, stocking by customers of QUADRAMET is not possible. Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe. We are focusing on multiple key initiatives to position QUADRAMET for future growth and market penetration, including: (i) distinguishing the physical properties of QUADRAMET from first-generation agents within its class; (ii) empowering and marketing to key prescribing audiences; (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma; (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents; and (v) expanding clinical development to evaluate the potential tumoricidal versus palliative attributes of QUADRAMET. We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

     PROSTASCINT. PROSTASCINT sales were $2.2 million for the third quarter of 2006, compared to $1.5 million in the third quarter of 2005. PROSTASCINT sales accounted for 52% and 43% of product revenues for the third quarters of 2006 and 2005, respectively. The increase from the prior year period was due to the implementation of a 9% price increase for PROSTASCINT on September 1, 2006 and increased demand associated with our focused marketing programs. We have implemented a price increase in the middle of the quarter to provide enough time for the demand to be normalized within the quarter. Our customers are careful not to maintain inventory in excess of the customers' ordinary course of business inventory levels because we do not accept returns on PROSTASCINT. We are focusing on multiple key areas to position PROSTASCINT for future growth and market penetration, including: (i) improving image quality through fusion technology; (ii) validating the antigen targeted by PROSTASCINT as an independent prognostic factor; (iii) the publication and presentation of outcomes data; (iv) development of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy; and (v) expanding clinical development to evaluate the potential for PROSTASCINT to monitor response to cytotoxic therapies and image other cancers. We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

     LICENSE AND CONTRACT REVENUES. License and contract revenues were $3,000 and $35,000 for the third quarters of 2006 and 2005, respectively. During the third quarter of 2005, license and contract revenues reflected $33,000 of contract revenues for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics. We did not provide any research services to the joint venture in 2006.

OPERATING EXPENSES

                                                                                    INCREASE/(DECREASE)
                                                                                    -------------------
                                                       2006          2005               $           %
                                                       ----          ----           --------     ------
                                                      (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)
  Cost of product revenue.......................... $  2,681       $  2,386         $   295        12%
  Selling, general and administrative..............    6,737          6,740              (3)       --%
  Research and development.........................      990          1,746            (756)     (43)%
  Equity in loss of joint venture..................       --            677            (677)    (100)%
                                                    --------       --------         --------
                                                    $ 10,408       $ 11,549         $(1,141)     (10)%
                                                    ========       ========         ========

     Total operating expenses for the third quarter of 2006 were $10.4 million compared to $11.5 million in the same quarter of 2005.

     COST OF PRODUCT REVENUE. Cost of product revenue for the third quarters of 2006 and 2005 were $2.7 million and $2.4 million, respectively, and primarily reflect manufacturing costs for PROSTASCINT and QUADRAMET, royalties on our sales of products and amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003 and SOLTAMOX in April 2006. The increase in cost of product revenue is primarily attributable to a higher product revenue in 2006.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for each of the third quarters of 2006 and 2005 were $6.7 million. The expenses in the 2006 period include $381,000 of launch costs associated with SOLTAMOX, which we introduced in the third quarter 2006, and the recognition of $482,000 of share-based compensation in 2006 for options and nonvested shares granted to employees. The 2005 expenses include the expanded investment for the commercial support of both QUADRAMET and PROSTASCINT and $50,000 of share-based compensation for nonvested shares granted to employees.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 2006 were $990,000 compared to $1.7 million in the same period of 2005. The decrease from the prior year period is primarily driven by costs of clinical supplies incurred in 2005 associated with our radiolabeled therapeutic program to attach the therapeutic radionuclide lutetium-177 as a payload to the 7E11 monoclonal antibody utilized in PROSTASCINT, partially offset by the recognition of $105,000 of share-based compensation in 2006 for options and nonvested shares granted to employees.

     EQUITY IN LOSS OF JOINT VENTURE. During the third quarter of 2006, we had no expense with respect to the former joint venture with Progenics, as compared to an expense of $677,000 in the third quarter of 2005. Such amount represented 50% of the joint venture's net loss. We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting until April 20, 2006 when we sold to Progenics our ownership interest in PDC. Following the sale of our interest in the joint venture in April 2006, we have no further obligations to the joint venture.

     INTEREST INCOME/EXPENSE. Interest income for the third quarter of 2006 was $384,000 compared to $195,000 in the same period of 2005. The increase in 2006 from the prior year period was due to a higher average yield on higher average cash balances in 2006. Interest expense for the third quarter of 2006 was $8,000 compared to $21,000 in the same period in 2005. Interest expense includes interest on outstanding debt, which was repaid in August 2005, and finance charges related to various equipment leases that are accounted for as capital leases.

     DECREASE IN WARRANT LIABILITY. In connection with the sale of our common stock and warrants in July and August 2005, we recorded the warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure them at each reporting date until they are exercised or expire. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended September 30, 2006, we reported a gain of $122,000 related to the decrease in fair value of these warrants since June 30, 2006 compared to a $703,000 gain recorded in the same period of 2005 related to the decrease in fair value of these warrants since their issuance dates in July and August 2005. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

     NET LOSS. We had net loss of $5.7 million, compared to a net loss of $7.1 million in the same quarter of 2005. The basic and diluted net loss per share for the third quarter of 2006 was $0.26 based on 22.5 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.40 based on 17.9 million weighted average common shares outstanding for the same period in 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

REVENUES
                                                           Increase/(Decrease)
                                                           -------------------
                                   2006       2005          $             %
                                   ----       ----       -------   ----------
                              (All amounts in thousands, except percentage data)

QUADRAMET...................... $  6,242   $  6,198      $    44          1%
PROSTASCINT....................    6,535      5,348        1,187         22%
License and Contract...........        9        155         (146)      (94)%
                                --------   --------      -------
                                $ 12,786   $ 11,701      $ 1,085          9%
                                ========   ========      =======


     Total revenues for the nine months of 2006 were $12.8 million compared to $11.7 million for the same period in 2005. Product revenues accounted for 100% and 99% of total revenues for the nine months of 2006 and 2005, respectively. License and contract revenues accounted for the remainder of revenues.

     QUADRAMET. QUADRAMET sales for each of the nine months of 2006 and 2005 were $6.2 million. QUADRAMET sales accounted for 49% and 54% of product revenues for the nine months of 2006 and 2005, respectively. The increase from the prior year period was due to the effect of 5% price increases in June 2005 and September 2006, partially offset by lower

QUADRAMET unit sales in 2006. Such price increase in 2006 did not have a material effect on third quarter revenues because of notification requirements to key customers. In addition, because QUADRAMET has only a 72-hour shelf life, stocking by customers of QUADRAMET was not possible. Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe. We are focusing on multiple key initiatives to position QUADRAMET for future growth and market penetration, including: (i) distinguishing the physical properties of QUADRAMET from first-generation agents within its class; (ii) empowering and marketing to key prescribing audiences; (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma; (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents; and (v) expanding clinical development to evaluate the potential tumoricidal versus palliative attributes of QUADRAMET. We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

     PROSTASCINT. PROSTASCINT sales were $6.5 million for the nine months of 2006, an increase of $1.2 million from $5.3 million in the nine months of 2005. Sales of PROSTASCINT accounted for 51% and 46% of product revenues for the nine months of 2006 and 2005, respectively. The increase from the prior year period was due to the implementation of a 9% price increase for PROSTASCINT on September 1, 2006 and increased demand associated with our focused marketing programs. We have implemented a price increase in the middle of the quarter to provide enough time for the demand to be normalized within the quarter. Our customers are careful not to maintain inventory in excess of the customers' ordinary course of business inventory levels because we do not accept returns on PROSTASCINT. We are focusing on multiple key areas to position PROSTASCINT for future growth and market penetration, including: (i) improving image quality through fusion technology; (ii) validating the antigen targeted by PROSTASCINT as an independent prognostic factor; (iii) the publication and presentation of outcomes data; (iv) development of image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery, and cryotherapy; and (v) expanding clinical development to evaluate the potential for PROSTASCINT to monitor response to cytotoxic therapies and image other cancers. We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

     LICENSE AND CONTRACT REVENUES. License and contract revenues were $9,000 and $155,000 for the nine months of 2006 and 2005, respectively. During the nine months of 2005, we recognized $152,000 of contract revenues for limited research and development services provided by us to the PSMA Development Company LLC, our joint venture with Progenics. We did not provide any research services to the joint venture in 2006.

OPERATING EXPENSES

                                                                         INCREASE/(DECREASE)
                                                                        ---------------------
                                                  2006         2005         $           %
                                                  ----         ----     ---------   ---------
                                              (ALL AMOUNTS IN THOUSANDS, EXCEPT PERCENTAGE DATA)

  Cost of product revenues..................  $   7,691    $   7,064    $    627         9%
  Selling, general and administrative.......     19,968       20,456        (488)      (2)%
  Research and development..................      5,435        3,847       1,588        41%
  Equity in loss of joint venture...........        120        2,879      (2,759)     (96)%
                                              ---------    ---------    --------
                                              $  33,214    $  34,246    $ (1,032)      (3)%
                                              =========    =========    ========

     Total operating expenses for the nine months of 2006 were $33.2 million compared to $34.2 million in the same period of 2005.

     COST OF PRODUCT REVENUES. Cost of product revenues for the nine months of 2006 were $7.7 million compared to $7.1 million in the same period of 2005 and primarily reflects manufacturing costs for PROSTASCINT and QUADRAMET, royalties on our sales of products and amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003 and SOLTAMOX in April 2006. The increase in cost of product revenues from the prior year period is primarily attributable to the higher product revenues in 2006.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine months of 2006 were $20.0 million compared to $20.5 million in the same period of 2005. The decrease from the prior year period is primarily driven by $743,000 of pre-launch costs in 2005 associated with COMBIDEX, which is currently awaiting approval from the FDA, and the expanded investment for the commercial support of both QUADRAMET and PROSTASCINT in 2005, partially offset by $833,000 of costs associated with the launch activities for SOLTAMOX and by share-based compensation expenses related to options and nonvested shares. In 2006, the Company recorded $1.2 million of share-based compensation for options and nonvested shares granted to employees compared to $58,000 of the share-based compensation expenses related to nonvested shares in 2005.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months of 2006 were $5.4 million compared to $3.8 million in the same period of 2005. The increase from the prior year period is primarily driven by new clinical development initiatives for both QUADRAMET and PROSTASCINT and the preclinical development costs associated with our radiolabeled therapeutic program to attach the therapeutic radionuclide lutetium-177 as a payload to the 7E11 monoclonal antibody utilized in PROSTASCINT, partially offset by a $500,000 charge in the second quarter of 2005 for a non-cash milestone obligation incurred related to the progress of the PSMA development programs.

     EQUITY IN LOSS OF JOINT VENTURE. Our share of the loss of the PSMA Development Company LLC, our former joint venture with Progenics, was $120,000 during the nine months of 2006 compared to $2.9 million in the same period of 2005. Such amounts represented 50% of the joint venture's net losses. We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting until April 20, 2006 when we sold our ownership interest in PDC to Progenics. Following the sale of our interest in the joint venture in April 2006, we have no further obligations to the joint venture.

     INTEREST INCOME/EXPENSE. Interest income for the nine months of 2006 was $1.1 million compared to $492,000 in the same period of 2005. The increase in 2006 from the prior year period was due to a higher average yield on higher average cash balances in 2006. Interest expense was $20,000 and $105,000 for the nine months of 2006 and 2005, respectively. Interest expense includes interest on outstanding debt, which was repaid in August 2005, and finance charges related to various equipment leases that are accounted for as capital leases.

     GAIN ON SALE OF EQUITY INTEREST IN JOINT VENTURE. On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics providing for the sale to Progenics of our 50% ownership interest in PDC, our joint venture with Progenics for the development of in vivo cancer immunotherapies based on PSMA. In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology. Under the terms of such agreements, we sold our 50% interest in PDC for a cash payment of $13.2 million, potential future milestone payments totaling up to $52.0 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any. As a result of the transaction, for the nine months ended September 30, 2006, we recorded $12.9 million in gain on sale of equity interest in the joint venture, which represents the net proceeds after transaction costs less the carrying value of our investment in the joint venture at the time of sale.

     DECREASE IN WARRANT LIABILITY. In connection with the sale of our common stock and warrants in July and August 2005, we recorded the warrants as a liability at their fair value using a Black-Scholes option-pricing model and will remeasure them at each reporting date until they are exercised or expire. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the nine months ended September 30, 2006, we reported a gain of $304,000 related to the decrease in fair value of these warrants since December 31, 2005 compared to a $703,000 gain recorded in the same period of 2005 related to the decrease in fair value of these warrants since their issuance dates in July and August 2005. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

     NET LOSS. We had net loss of $6.2 million in the nine months of 2006 compared to $21.5 million reported in the nine months of 2005. The basic and diluted net loss per share for the nine months of 2006 was $0.28 based on 22.5 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $1.31 based on 16.3 million weighted average common shares outstanding for the same period in 2005. The significant fluctuation in results was due to the gain on the sale of our equity interest in the joint venture.

COMMITMENTS

     We have entered into various contractual and commercial commitments. The following table summarizes our obligations with respect to theses commitments as of September 30, 2006:

                                                       LESS
                                                       THAN       1 TO 3        4 TO 5     MORE THAN
                                                      1 YEAR       YEARS         YEARS       5 YEARS      TOTAL
                                                     -------     --------      --------    ----------   -----------
                                                                      (ALL AMOUNTS IN THOUSANDS)
Capital lease obligations  ........................  $   62      $    76       $     --    $      --    $       138
Facility leases....................................     338           28             --           --            366
Research and development and
   other obligations...............................     586          213            151          500          1,450
Manufacturing contracts(1).........................   5,189        4,689             --           --          9,878
Minimum royalty payments(2)........................   1,000        2,000          2,000        2,083          7,083
                                                     -------     --------      --------    ---------     ----------

      Total........................................ $ 7,175      $ 7,006       $  2,151     $  2,583      $  18,915
                                                    ========     ========      ========    =========     ==========

(1) Effective January 1, 2004, we entered into a manufacturing and supply agreement with BMS-MI for QUADRAMET whereby BMS-MI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of our agreement, we are obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMS-MI or us on a two year prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMS-MI or us on a two-year prior written notice. Accordingly, we have not included commitments beyond September 30, 2008.

     In September 2006, we entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we anticipate paying at least an aggregate of $3.9 million through the end of the term of the contract. We are obligated to pay $500,000 in liquidated damages if we cancel orders placed after November 2006 for certain production runs. Accordingly, we have included $500,000 in the commitment table.

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

     In addition to the above, we are obligated to make certain royalty payments based on sales of the related product and certain milestone payments if our collaborative partners achieve specific development milestones or commercial milestones. We did not include in the table above any payments that do not represent fixed or minimum payments but are instead payable only upon the achievement of a milestone, if the achievement of that milestone is uncertain or the obligation amount is not determinable. We also did not include in the table above the amounts required to be paid to Inpharma since this transaction was not consummated until October 2006 (see Note 1 to the Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

CONDENSED STATEMENT OF CASH FLOWS:
                                                           NINE MONTHS ENDED
                                                           SEPTEMBER 30, 2006
                                                      --------------------------
                                                      (ALL AMOUNTS IN THOUSANDS)

    Net loss................................................  $    (6,198)
    Adjustments to reconcile net loss to net cash
      used in operating activities..........................       (8,218)
                                                              ------------
    Net cash used in operating activities...................      (14,416)
    Net cash provided by investing activities...............       11,029
    Net cash provided by financing activities...............           22
                                                              ------------
    Net decrease in cash and cash equivalents...............  $    (3,365)
                                                              ============

OVERVIEW

     Our cash and cash equivalents were $27.0 million as of September 30, 2006, compared to $30.3 million as of December 31, 2005. During the nine months ended September 30, 2006 and 2005, net cash used in operating activities was $14.4 million and $23.9 million, respectively. The decrease in cash usage from the prior year period was primarily due to the prior year's build-up of our PROSTASCINT inventory, pre-launch costs associated with COMBIDEX in 2005 and the termination of funding obligations in 2006 related to the PDC joint venture, partially offset by costs associated with launch activities for SOLTAMOX and increased investment in clinical programs. On April 20, 2006, we sold our 50% interest in PDC for a cash payment of $13.2 million. Following the sale of our interest in the joint venture in April 2006, we have no further obligations to the joint venture. We expect our operating expenditures in the fourth quarter of 2006 to increase compared to the nine months of 2006 as we market SOLTAMOX and prepare to launch Caphosol in early 2007.

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

     We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources at September 30, 2006, along with the proceeds expected to be received from the November 2006 sale of equity, should be adequate to fund our operations and commitments at least into the second half of 2007. We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

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

Following the sale of our interest in the joint venture in April 2006, we have no further obligations to the joint venture.

     On April 21, 2006, we and Savient entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX in the United States. SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S. It is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer. In addition, we entered into a supply agreement with Rosemont for the manufacture and supply of SOLTAMOX. Under the terms of the final transaction, we paid Savient an upfront licensing fee of $2.0 million and may pay additional contingent sales-based payments of up to a total of $4.0 million to Savient and Rosemont. We introduced SOLTAMOX to the U.S. oncology market in August 2006. We are also required to pay Savient and Rosemont royalties on net sales of SOLTAMOX. Beginning in 2007, Cytogen is obligated to pay Savient and Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States. Unless terminated earlier, each of the distribution agreement with Savient and the supply agreement with Rosemont will terminate upon the expiration of the last to expire patent covering SOLTAMOX in the United States, which is currently June 2018. In the event the tamoxifen prescriptions for an agreed upon period of time are less than the pre-established minimum, the agreement may be terminated if the parties are unable to reach an agreement to amend the terms of the contract to account for such impact.

     On May 8, 2006, we entered into a royalty buyout agreement with Berlex, Inc. for QUADRAMET which was to close within 90 days, subject to certain closing conditions. Under the terms of the agreement, Cytogen would have no longer paid Berlex a royalty on QUADRAMET sales in exchange for a one-time cash payment of $6.0 million and 623,441 shares of Cytogen common stock. The closing of the transaction did not occur and the parties are no longer pursuing entering into a royalty buyout agreement. Cytogen will continue to pay Berlex royalties on net sales of QUADRAMET.

     On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia. Approved as a prescription medical device, CAPHOSOL is a topical oral agent indicated in the United States as an adjunct to standard oral care in treating oral mucositis caused by radiation or high dose chemotherapy. CAPHOSOL is also indicated for dryness of the mouth (hyposalivation) or dryness of the throat (xerostomia) regardless of the cause or whether the conditions are temporary or permanent. Under the terms of the Agreement, we are obligated to pay Inpharma $5.0 million in up-front fees, of which $4.6 million was paid upon the execution of the agreement, $400,000 will be paid into an escrow account by November 10, 2006, and $1.0 million after six months. In addition, we are obligated to pay Inpharma royalties based on a percentage of net sales and future payments of up to an aggregate of $49.0 million based upon the achievement of certain sales-based milestones of which payments totaling $35 million are based upon annual sales levels first reaching levels in excess of $30 million.

     In the event we exercise the options to license marketing rights for CAPHOSOL in Europe and Asia, we are obligated to pay Inpharma additional fees and payments, including sales-based milestone payments for the respective territories.

     We also shall pay Inpharma a portion of any upfront license fees and milestone payments, but not royalties, received by us in consideration of the grant by us to other parties of the right to market CAPHOSOL in Europe and Asia, to the extent such upfront license fees and milestone payments are in excess of the respective amounts paid by us to Inpharma for such rights.

     On November 7, 2006, we entered into purchase agreements with certain institutional investors for the sale of 7,092,203 shares of our common stock and 3,546,108 warrants to purchase shares of our common stock, through a private placement offering. The warrants will have an exercise price of $3.32 per share and will be exercisable beginning six months and ending five years after their issuance. In exchange for $2.82, the purchasers will receive one share of common stock and warrants to purchase .5 shares of common stock. The transaction is expected to close on November 10, 2006. The offering is expected to provide gross proceeds of approximately $20 million to us before deducting costs associated with the offering. The placement agents in this transaction will receive compensation consisting of a cash fee equal to 7% of the aggregate gross proceeds.

     In September 2004, we entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate manufactured PROSTASCINT and its primary raw materials for us in its Princeton, New Jersey facility. This agreement terminated upon Laureate's completion of the production campaign and shipment of the resulting products from Laureate's facility. During the nine months ended September 30, 2006, we incurred approximately $35,000 under this agreement. In October 2004, Laureate was acquired by Safeguard Scientifics, Inc. Laureate has continued to operate as a full service contract manufacturing organization and we have not experienced any disruption in Laureate's performance of its obligations to produce PROSTASCINT.

     In September 2006, we entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we anticipate paying at least an aggregate of $3.9 million through the end of the term of contract, of which no amount was recorded during the three months ended September 30, 2006.

     Effective January 1, 2004, we entered into a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMS-MI") whereby BMS-MI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of the new agreement, we are obligated to pay at least $4.7 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMS-MI or us on two years prior written notice. During the nine months ended September 30, 2006, we incurred $3.4 million of manufacturing costs for QUADRAMET. This agreement will automatically renew for five successive one-year periods unless terminated by BMS-MI or us on a two year prior written notice. We also pay BMS-MI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service.

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

REVENUE RECOGNITION

     Product revenues include product sales by us to our customers. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition." We recognize product sales when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment. Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require subjective judgments on the part of management. We recognize product sales net of allowances for estimated returns, rebates and discounts. We estimate allowances based primarily on our past experience and other available information pertinent to the use and marketing of the product.

     In the case of new products like SOLTAMOX, which we introduced in August 2006, we have no historical return experience. Since we cannot reliably estimate expected returns of this new product, we will defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. We will recognize revenue of SOLTAMOX (net of provisions for estimated reductions to gross sales discussed below, which may involve significant estimates and judgments) when we have sufficient information to estimate expected product returns. We may use information from external sources to project the prescription demand-based sales and to estimate our gross to net sales adjustments.

Provisions for Estimated Reductions to Gross Sales
--------------------------------------------------

     At the time product sales are made, we reduce gross sales through accruals for product returns, rebates and volume discounts. We account for these reductions in accordance with Emerging Issues Task Force Issue No. 01-9, ("EITF 01-9"), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF 01-9"), and Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS 48"), as applicable.

Returns
-------

     Quadramet is a radioactive product that is indicated for the relief of pain due to metastatic bone disease arising from various types of cancer. Due to its rapid rate of radioactive decay, QUADRAMET has a shelf life of only about 72 hours. For this reason, QUADRAMET is ordered for a specific patient on a pre-scheduled visit, and, as such, our customers are unable to maintain stock inventories of this product. In addition, because the product is ordered for pre-scheduled visits for specific patients, product returns are very low. Our methodology to estimate sales returns is based on historical experience that demonstrates that the vast majority of the returns occur within one month of when product was shipped. At the time of sale, we estimate the quantity and value of QUADRAMET that may ultimately be returned. We generally have the exact number of returns related to prior month sales in the current month, so the provision for returns is trued up to actual quickly.

     We do not allow product returns for PROSTASCINT.

     Returns from new product, like SOLTAMOX, are more difficult to assess. Since we have no historical return experience with SOLTAMOX, we cannot reliably estimate expected returns of this new product. Therefore, we will defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. We may use information from external sources to estimate our return provisions.

Volume Discounts
----------------

     We provide volume discounts to certain customers based on sales levels of given products during each calendar month. We recognize revenue net of these volume discounts at the end of each month. There are no volume discounts based on cumulative sales over more than a one month period. Accordingly, there is no current need to estimate volume discounts.

Rebates
-------

     From time to time, we may offer rebates to our customers. We establish a rebate accrual based on the specific terms in each agreement, in an amount equal to our reasonable estimate of the expected rebate claims attributable to the sales in the current period and adjust the accrual each reporting period to reflect the actual experience. If the amount of future rebates cannot be reasonably estimated, a liability will be recognized for the maximum potential amount of the rebates.

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

     We record the warrant liability at its fair value using a Black-Scholes option-pricing model and remeasure it at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants are reported in the consolidated statements of operations as non-operating income or expense. The fair value of the warrants is subject to significant fluctuation based on changes in our stock price, expected volatility, expected life, the risk-free interest rate and dividend yield. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of the warrants issued in July and August 2005.

     The warrants expected to be issued in connection with the November 2006 equity transaction may be required to be recorded as a liability.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Evaluation of Misstatements

     On September 13, 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on how the effects of prior year misstatements should be considered in evaluating a current year misstatement. The cumulative effect from the initial adoption of SAB 108 may be reported as a cumulative effect adjustment to the beginning of year retained earnings with disclosure of the nature and amount of each individual error. We will begin to apply the provisions of SAB 108 in the fourth quarter of 2006. Management is currently evaluating the requirements of SAB 108 and has not yet determined the impact it will have on our consolidated financial statements.

Fair Value Measurements

     On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. We will be required to adopt this statement in the first quarter of 2008. Management is currently evaluating the requirements of SFAS 157 and has not yet determined the impact this standard will have on our consolidated financial statements.

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

Share-Based Payment

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which revised SFAS No. 123 ("SFAS 123") and superseded Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123(R) requires that companies recognize compensation expense associated with share-based compensation arrangements, including employee stock options, in the financial statements effective as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) eliminates the Company's ability to account for such transactions using the intrinsic method of accounting under APB 25. SFAS 123(R) also requires that companies recognize compensation expense associated with purchases of shares of common stock by employees at a discount to market value under employee stock purchase plans that do not meet certain criteria.

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

Abnormal Inventory Costs

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on the normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, we adopted SFAS No. 151 in its fiscal year beginning January 1, 2006. The adoption of this standard did not have any impact on the Company in the nine months ended September 30, 2006.

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

ITEM 4.   CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and vice president, finance, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and vice president, finance concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

(2)  Changes in Internal Control Over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

     This section sets forth changes in the risks factors previously disclosed in our Annual Report on Form 10-K due to our activities during the quarter ended September 30, 2006.

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

     Given the high level of expenditures associated with our business and our inability to generate revenues sufficient to cover such expenditures, we have had a history of operating losses since our inception. We had a net loss of $5.7 million for the quarter ended September 30, 2006. We had a net loss of $6.2 million for the nine months ended September 30, 2006. We had an accumulated deficit of $419 million as of September 30, 2006.

     In order to develop and commercialize our technologies, particularly our prostate-specific membrane antigen technology, and launch and expand our products, we expect to incur significant increases in our expenses over the next several years. As a result, we will need to generate significant additional revenue to become profitable.

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

     We expect QUADRAMET and PROSTASCINT to account for substantially all of our product revenues in the near future. For the quarter ended September 30, 2006, revenues from QUADRAMET and PROSTASCINT accounted for approximately 48% and 52%, respectively, of our product revenues. For the nine months ended September 30, 2006, revenues from QUADRAMET and PROSTASCINT accounted for approximately 49% and 51%, respectively, of our product revenues. If QUADRAMET or PROSTASCINT does not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

     On April 21, 2006, we and Savient entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX in the United States. We introduced SOLTAMOX to the U.S. oncology market in August 2006. We have not recognized any sales of SOLTAMOX as of September 30, 2006.

     On October 11, 2006, we entered into a license agreement with Inpharma granting us exclusive marketing rights for CAPHOSOL in North America. We expect to launch CAPHOSOL during the first quarter of 2007.

A small number of customers account for the majority of our sales, and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales, thereby adversely affecting our operating results.

     We sell our products to a small number of radiopharmacy networks. During the nine months ended September 30, 2006, we received 63% of our total revenues from three customers, as follows: 41% from Cardinal Health (formerly Syncor International Corporation); 13% from Mallinckrodt Inc.; and 9% from GE Healthcare (formerly Amersham Health). During the year ended December 31, 2005, we received 67% of our total revenues from three customers, as follows: 47% from Cardinal Health (formerly Syncor International Corporation); 11% from Mallinckrodt Inc.; and 9% from GE Healthcare (formerly Amersham Health). During the year ended December 31, 2004, we received 68% of our total revenues from three customers, as follows: 46% from Cardinal Health (formerly Syncor International Corporation); 12% from Mallinckrodt Inc.; and 10% from GE Healthcare (formerly Amersham Health).

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

     PROSTASCINT  is  currently  manufactured  at a current  Good  Manufacturing
Practices, or cGMP, compliant manufacturing facility operated by Laureate Pharma, L.P. Although we entered into another agreement with Laureate in September 2006 which provides for Laureate's manufacture of PROSTASCINT for us, our failure to maintain a long term supply agreement on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations. In October 2004, Laureate was acquired by Safeguard Scientifics, Inc. Laureate has continued to operate as a full service contract manufacturing organization and we have not experienced any disruption in Laureate's performance of its obligations to produce PROSTASCINT.

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

     We have a supply agreement with Rosemont to manufacture SOLTAMOX for us. The supply agreement with Rosemont will terminate upon the expiration of the last to expire patent covering SOLTAMOX in the United States, which is currently June 2018. Our failure to maintain a long term supply agreement for SOLTAMOX on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations.

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

     o a purchase and supply agreement with OTN for the distribution of SOLTAMOX; and

     o    a license agreement with Inpharma AS for the marketing of CAPHOSOL.

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

Certain  of  our  products  are  in  the  early   stages  of   development   and
commercialization and we may never achieve the revenue goals set forth in our business plan.

     We began operations in 1980 and have since been engaged primarily in research directed toward the development, commercialization and marketing of products to improve the diagnosis and treatment of cancer. In October 1996, we introduced for commercial use our PROSTASCINT imaging agent. In March 1997, we introduced for commercial use our QUADRAMET therapeutic product. In June 2003, we reacquired the marketing rights to QUADRAMET in North America and Latin America.

     In April 2006, we executed a distribution agreement with Savient granting us exclusive marketing rights for SOLTAMOX in the United States. SOLTAMOX, an oral liquid hormonal therapy, is approved for marketing in the United States. We introduced SOLTAMOX to the U.S. oncology market in August 2006.

     On October 11, 2006, we entered into a license agreement with Inpharma granting us exclusive marketing rights for CAPHOSOL in North America. We expect to launch CAPHOSOL during the first quarter of 2007.

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

     On June 20, 2006, Christopher P. Schnittker resigned as our Senior Vice President and Chief Financial Officer to pursue other career opportunities. On October 26, 2006, we announced the appointment of Kevin Bratton as our new chief financial officer. A finance executive with more than 35 years of experience in healthcare, biotechnology and technology, Mr. Bratton was previously chief financial officer at Metrologic Instruments, Inc. (Nasdaq: MTLG), a global technology company. During his tenure at Metrologic, Mr. Bratton directed the company's finance operations during a period of significant growth in sales, net income, cash flow from operations, and working capital.

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

     Our cash and cash equivalents were $27.0 million at September 30, 2006. On November 7, 2006, we entered into purchase agreements with certain institutional investors for the sale of 7,092,203 shares of our common stock and 3,546,108 warrants to purchase shares of our common stock, through a private placement offering. The warrants will have an exercise price of $3.32 per share and will be exercisable beginning six months and ending five years after their issuance. In exchange for $2.82, the purchasers will receive one share of common stock and warrants to purchase .5 shares of common stock. The transaction is expected to close on November 10, 2006. The offering is expected to provide gross proceeds of approximately $20 million to us before deducting costs associated with the offering. We expect that our existing capital resources at September 30, 2006, along with the proceeds expected to be received from this November 2006 sale of equity, should be adequate to fund our operations and commitments into the second half of 2007.

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

ITEM 6.   EXHIBITS.

       Exhibit No.         Description
       -----------         -----------

          10.1 Manufacturing Agreement dated September 29, 2006 by and between the Company and Laureate Pharma, Inc.* Filed herewith.

          10.2 Product License and Assignment Agreement dated as of October 11, 2006 by and among the Company, InPharma AS, and InPharma, Inc.* Filed herewith.

          10.3 Securities Purchase Agreement dated as of November 1, 2006, among the Company and certain Purchasers. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on November 9, 2006, and incorporated herein by reference.

          10.4 Form of Common Stock Purchase Warrant issued by the Company in favor of certain Purchasers. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on November 9, 2006, and incorporated herein by reference.

          10.5 Form of Registration Rights Agreement among the Company and certain Purchasers. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on November 9, 2006, and incorporated herein by reference.

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


                                 CYTOGEN CORPORATION





Date: November 9, 2006           By:/s/ Michael D. Becker
                                    --------------------------------------------
                                    Michael D. Becker
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 9, 2006           By:/s/ Thu A. Dang
                                    --------------------------------------------
                                    Thu A. Dang
                                    Vice President, Finance
                                    (Principal Financial and Accounting Officer)