Form 10-Q
period 2007-03-31
CYTOGEN CORP
filed 2007-05-10
CIK 725058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-14879

Cytogen Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	22-2322400
(State of Incorporation)	(I.R.S. Employer Identification No.)

650 College Road East, Suite 3100, Princeton, New Jersey 08540-5308

(Address of principal executive offices)(Zip Code)

(609) 750-8200

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☒ No ☐

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
                    ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock, $.01 par value	Outstanding at May 4, 2007: 29,644,484

CYTOGEN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2007

PROSTASCINT®, QUADRAMET® and CAPHOSOL® are registered United States trademarks of Cytogen Corporation. All other trade names, trademarks or servicemarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners, and not the property of Cytogen Corporation or any of its subsidiaries.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited)

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$25,585	$32,507
Restricted cash	1,100	1,100
Accounts receivable, net	2,176	2,113
Inventories	3,889	2,538
Inventories at wholesalers	157	93
Prepaid expenses	2,623	1,571
Other current assets	52	63

Total current assets	35,582	39,985

Property and equipment, less accumulated depreciation and amortization of $1,535 and $1,409 at March 31, 2007 and December 31, 2006, respectively	780	691
Product license fees, less accumulated amortization of $2,889 and $2,577 at March 31, 2007 and December 31, 2006, respectively	11,300	11,612
Other assets	2,096	2,065

	$49,758	$54,353

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of long-term liabilities	86	64
Accounts payable and accrued liabilities	10,909	10,104

Total current liabilities	10,995	10,168

Warrant liabilities	5,369	6,464
Other long-term liabilities	92	59
Total liabilities	16,456	16,691

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,400,000 shares authorized-Series C Junior Participating Preferred Stock, $.01 par value, 200,000 shares authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 50,000,000 shares authorized, 29,623,985 and 29,605,631 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	296	296
Additional paid-in capital	465,478	465,016
Accumulated other comprehensive income	30	20
Accumulated deficit	(432,502)	(427,670)

Total stockholders' equity	33,302	37,662

	$49,758	$54,353

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product revenue:
QUADRAMET	$2,350	$2,256
PROSTASCINT	2,456	2,184
Total product revenue	4,806	4,440

Contract revenue	2	2

Total revenues	4,808	4,442

Operating expenses:
Cost of product revenue	2,902	2,362
General and administrative	2,410	2,363
Selling and marketing	8,131	3,874
Research and development	1,604	3,036
Equity in loss of joint venture	--	133

Total operating expenses	15,047	11,768

Operating loss	(10,239)	(7,326)

Interest income	376	297
Interest expense	(10)	(6)
Advanced Magnetics Inc. litigation settlement, net	3,946	--
(Increase) decrease in value of warrant liabilities	1,095	(631)

Net loss	$(4,832)	$(7,666)

Basic and diluted net loss per share	$(0.16)	$(0.34)

Weighted-average common shares outstanding	29,606	22,474

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,832)	$(7,666)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	438	285
Increase (decrease) in value of warrant liabilities	(1,095)	631
Share-based compensation expense	428	462
Other	(11)	4
Changes in assets and liabilities:
Accounts receivables	(57)	(210)
Inventories	(1,351)	1,493
Other assets	(1,099)	389
Accounts payable and accrued liabilities	792	450

Net cash used in operating activities	(6,787)	(4,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(153)	(57)

Net cash used in investing activities	(153)	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	34	--
Payment of long-term liabilities	(16)	(6)

Net cash provided by (used in) financing activities	18	(6)

Net decrease in cash and cash equivalents	(6,922)	(4,225)

Cash and cash equivalents, beginning of period	32,507	30,337

Cash and cash equivalents, end of period	$25,585	$26,112

Supplemental disclosure of non-cash information:
Capital lease of equipment	$71	$84
Unrealized holding gain on marketable securities	$10	$96

Supplemental disclosure of cash information:
Cash paid for interest	$10	$5

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. THE COMPANY

Background

Cytogen Corporation (the "Company") is a specialty pharmaceutical company dedicated to advancing the treatment and care of cancer patients by building, developing, and commercializing a portfolio of oncology products for underserved markets where there are unmet needs. The Company's specialized sales force currently markets three therapeutic products and one diagnostic product to the U.S. oncology market. The Company introduced CAPHOSOL late in the first quarter of 2007. CAPHOSOL is an electrolyte solution for the treatment of oral mucositis and dry mouth that was approved as a prescription medical device. QUADRAMET is approved for the treatment of pain in patients whose cancer has spread to the bone. PROSTASCINT is a PSMA-targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer. SOLTAMOX, which the Company introduced in the second half of 2006, is the first liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings. Currently, the Company's clinical development initiatives are focused on new indications for QUADRAMET and PROSTASCINT, as well as the product candidate, CYT-500, a radiolabeled antibody in Phase 1 development for the treatment of prostate cancer.

Cytogen has a history of operating losses since its inception. The Company currently relies on two products, PROSTASCINT and QUADRAMET, for substantially all of its current revenues. We will depend on market acceptance of SOLTAMOX and CAPHOSOL for future revenues. If SOLTAMOX or CAPHOSOL does not achieve market acceptance, either because the Company fails to effectively market such products or competitors introduce competing products, the Company will not be able to generate sufficient revenue to become profitable. The Company has, from time to time, stopped selling certain products that the Company previously believed would generate significant revenues. The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals. In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary technologies for the Company to sell and market to others. The Company is also subject to revenue and credit concentration risks as a small number of its customers account for a high percentage of total revenues and corresponding receivables. The loss of one of these customers or changes in their buying patterns could result in reduced sales, thereby adversely affecting the operating results.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend, substantial funds to implement its planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further the Company's marketing and sales programs including new product launches. The Company expects its existing capital resources at March 31, 2007 should be adequate to fund operations and commitments at least into 2008. The Company cannot assure you that its business or operations will not change in a manner that would consume available resources more rapidly than anticipated. The Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when profitability is reached, for further product development costs, product and technology acquisition costs, and working capital.

Basis of Consolidation

The consolidated financial statements include the financial statements of Cytogen and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustments are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 2006. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all highly-liquid investments with a maturity of three months or less at the time of purchase.

Restricted Cash

In connection with the Company's license agreement with InPharma executed in October 2006, the Company pledged $1.1 million as collateral to secure a letter of credit for $1.0 million in favor of InPharma to guarantee Cytogen's payment obligation of $1.0 million, which was paid on April 11, 2007 (see Note 6). The cash collateral was released from restriction upon the expiration of the letter of credit on April 17, 2007.

Inventories

The Company's inventories include PROSTASCINT, CAPHOSOL, and SOLTAMOX with the majority of the inventories related to PROSTASCINT. Inventories are stated at the lower of cost or market as determined using the first-in, first-out method and consisted of the following (all amounts in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$274	$325
Work-in-process	2,903	1,296
Finished goods	712	917
	$3,889	$2,538

Net Loss Per Share

Basic net loss per common share is calculated by dividing the Company’s net loss by the weighted-average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three month periods ended March 31, 2007 and 2006 because the inclusion of common stock equivalents, which consist of nonvested shares, warrants and options to purchase shares of the Company’s common stock, would be antidilutive due to the Company’s losses.

Other Comprehensive Income or Loss

Other comprehensive income consisted of unrealized holding gains on marketable securities. For the three months ended March 31, 2007, the unrealized holding gain for these securities was $10,000 and, as a result, the comprehensive loss for the three months ended March 31, 2007 was $4,822,000. For the three months ended March 31, 2006, the unrealized holding gain for these securities was $96,000 and, as a result, the comprehensive loss for the three months ended March 31, 2006 was $7,570,000.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" (SFAS No. 159), which will become effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to measure eligible financial assets and financial liabilities at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company will adopt SFAS No. 159 in fiscal year 2008 and is evaluating if it will elect the fair value option for any of its eligible financial instruments.

Fair Value Measurement

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” (SFAS 157) which will become effective in 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on the Company’s consolidated financial statements.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain income tax position. A “tax position” is a position taken on a previously filed tax return, or expected to be taken in a future tax return that is reflected in the measurement of current and deferred tax assets or liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes to future periods, or a change in the expected ability to realize deferred tax assets. A change in net assets that results from adoption of FIN 48 is recorded as an adjustment to retained earnings in the period of adoption. The adoption of FIN 48 did not have any impact on the Company's consolidated financial statements.

On May 2, 2007, the FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This guidance, which is effective immediately, had no impact on the Company's consolidated financial statements as of and for the three month period ended March 31, 2007.

Reclassification

Certain amounts in prior year’s consolidated financial statements have been reclassified to conform to the current year presentation.

2. SHARE-BASED COMPENSATION

The Company accounts for its share-based compensation according to the provisions of SFAS No. 123(R), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all share-based payments at fair value. The Company's share-based compensation costs are generally based on the fair value of the option awards calculated using the Black-Scholes option pricing model on the date of grant.

For the three months ended March 31, 2007, the Company recorded $428,000 of share-based compensation expense, of which $357,000 was included in selling, general and administrative expenses and $71,000 was recorded in research and development expenses. For the three months ended March 31, 2006, the Company recorded charges of $462,000, for share-based compensation, of which $403,000 was included in selling, general and administrative expenses and $59,000 in research and development expenses. During the three month periods ended March 31, 2007 and 2006, there were no modifications to the share-based awards and no compensation cost was capitalized into assets.

The weighted-average grant date fair value per share of the options granted under the Cytogen stock option plans during the three months ended March 31, 2007 is estimated at $1.83 per share, as compared to $2.40 in the same period of 2006, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Expected life (years)	5.98	5.95
Expected volatility	83%	99%
Dividend yield	0%	0%
Risk-free interest rate	4.7%	4.6%

The compensation costs for nonvested share awards are based on the fair value of Cytogen common stock on the date of grant. The weighted-average grant date fair value per share of nonvested share awards granted during the three months ended March 31, 2007 was $2.50, as compared to $2.86 during the three months ended March 31, 2006.

3. LAUREATE PHARMA, L.P.

In September 2006, the Company entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, the Company anticipates it will pay at least an aggregate of $3.9 million through the end of the term of contract. Approximately $1.9 million has been incurred under this agreement through March 31, 2007, and was recorded as inventory when purchased, of which $1.4 million was recorded during the three months ended March 31, 2007.

4. WARRANT LIABILITY

In July and August 2005, the Company sold to certain institutional investors shares of common stock and 776,096 warrants to purchase shares of its common stock having an exercise price of $6.00 per share. These warrants are exercisable beginning six months and ending ten years after their issuance. The shares of common stock underlying the warrants were registered under the Company's existing shelf registration statement. The Company is required to maintain the effectiveness of the registration statement as long as any warrants are outstanding.

Under Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), to qualify as permanent equity, the equity derivative must permit the issuer to settle in unregistered shares. The Company does not have that ability under the securities purchase agreement for the warrants issued in July and August 2005 and, as EITF 00-19 considers the ability to keep a registration statement effective as beyond the Company's control, the warrants cannot be classified as permanent equity and are instead classified as a liability in the accompanying consolidated balance sheets.

In November 2006, the Company sold to certain institutional investors shares of its common stock and 3,546,107 warrants to purchase shares of its common stock with an exercise price of $3.32 per share. These warrants are exercisable beginning six months and ending five years after their issuance. The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances. As a result, the warrants cannot be classified as permanent equity and are instead classified as a liability at their fair value in the accompanying consolidated balance sheet.

The Company recorded the warrant liabilities at their fair value at each reporting date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 31, 2007	March 31, 2006
Dividend yield	0%	0%
Expected volatility	82%	106%
Expected life(1)	5.3 years	9.3 years
Risk-free interest rate	4.6%	4.4%
Company Common Stock Price	$2.09	$3.62
Outstanding warrants	4,322,203	776,096

(1)
The expected life assumptions at March 31, 2007 and 2006 for the warrants issued in July and August 2005 were 8.3 years and 9.3 years, respectively. The expected life assumption at March 31, 2007 for the warrants issued in November 2006 was 4.6 years.

Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expire. Changes in the fair value of the warrants issued as described above will be reported in the consolidated statements of operations as non-operating income or expense. At March 31, 2007, the fair value of the warrants decreased to $5.4 million from $6.5 million at December 31, 2006, resulting in a gain of $1.1 million for the three months ended March 31, 2007. At March 31, 2006, the fair value of the warrants increased to $2.5 million from $1.9 million, resulting in a charge of $631,000 for the three months ended March 31, 2006.

In connection with the sale of Cytogen shares and warrants in November 2006, the Company entered into a Registration Rights Agreement with the investors under which the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period. The Company is also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or three years from closing date, whichever is earlier. In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidation damages equal to 1% of the aggregate purchase price of $20 million for each thirty-day period that the registration statement is not effective, up to 10%. On December 28, 2006, the SEC declared the registration statement effective. The

Company concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of December 31, 2006 and March 31, 2007.

5. ONCOLOGY THERAPEUTICS NETWORK, J.V.

In January 2007, the Company amended the revised purchase and supply agreement with Oncology Therapeutics Network, J.V. ("OTN") dated June 20, 2006, as revised in August 2006, appointing OTN as the exclusive warehousing agent and non-exclusive distributor of CAPHOSOL, in addition to SOLTAMOX ("Products"). Under the terms of the revised agreement, the Company pays OTN management fees based upon a percentage of the value of Products shipped during the period.

6. INPHARMA AS

On October 11, 2006, the Company and InPharma entered into a license agreement granting the Company exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia. Under the terms of the Agreement, the Company was obligated to pay InPharma $1.0 million upon the six-month anniversary of the execution of the agreement, which payment was made on April 11, 2007.  In addition, the Company is obligated to pay InPharma royalties based on a percentage of net sales and future milestone payments of up to an aggregate of $49.0 million, of which payments totaling $35 million are based upon annual sales first reaching levels in excess of $30 million. The Company is also obligated to pay a finder's fee based upon a percentage of milestone payments made to InPharma.

7. HOLOPACK VERPACKUNGSTECHNIK GMBH

In February 2007, the Company entered into a non-exclusive manufacturing agreement with Holopack Verpackungstechnik GmbH for the manufacture of CAPHOSOL. The agreement has a term of two years and automatically renews for an additional year. The agreement is terminable by Holopack or the Company with three months notice prior to the end of each term period.

8. LITIGATION

In January 2006, the Company filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties' 2000 license agreement. The complaint sought damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX in compliance with the terms of the licensing agreement. In February 2006, Advanced Magnetics filed an answer to the Company's complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process. In February 2007, the Company settled its lawsuit against Advanced Magnetics, as well as Advanced Magnetics' counterclaims against Cytogen, by mutual agreement. Under the terms of the settlement agreement, Advanced Magnetics paid $4 million to the Company and will release 50,000 shares of Cytogen common stock currently being held in escrow. In addition, both parties agreed to early termination of the licensing agreement that would have expired in August

2010. During the three months ended March 31, 2007, the Company incurred $54,000 of legal fees related to the litigation.

In addition, the Company is, from time to time, subject to claims and suits arising in the ordinary course of business. In the opinion of management, the ultimate resolution of any such current matters would not have a material effect on the Company's financial condition, results of operations or liquidity.
9. INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations and financial position.

On May 2, 2007, the FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This guidance, which is effective immediately, also had no impact on the Company's consolidated financial statements as of and for the three month period ended March 31, 2007.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states. The Company has tax net operating loss and credit carryforwards that are subject to examination for a number of years beyond the year in which they are utilized for tax purposes. Since a portion of these carryforwards may be utilized in the future, many of these attribute carryforwards will remain subject to examination.

The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense. At March 31, 2007, the Company has no uncertain tax positions, and no amounts recorded for interest or penalties included in the financial statements.

We do not anticipate any events in the next twelve month period that would require the Company to record a liability related to any uncertain income tax positions as prescribed by FIN 48.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms. These forward-looking statements include statements regarding the growth and market penetration for CAPHOSOL, QUADRAMET, PROSTASCINT and SOLTAMOX, our ability to obtain favorable coverage and reimbursement rates from government-funded and third party payors for our products, increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for CAPHOSOL, QUADRAMET, PROSTASCINT and SOLTAMOX, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Quarterly Report on Form 10-Q that are not historical facts. Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement. We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements. Factors that could cause actual results to differ materially, include, our ability to launch a new product, market acceptance of our products, the results of our clinical trials, our ability to raise additional capital, our ability to hire and retain employees, economic and market conditions generally, our receipt of requisite regulatory approvals for our products and product candidates, the continued cooperation of our marketing and other collaborative and strategic partners, our ability to protect our intellectual property, and the other risks identified under Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, and those under the caption “Risk Factors,” as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

Any forward-looking statements made by us do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, and these statements represent our current outlook only as of the date given.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere herein, as well as in our Annual Report on Form 10-K for the year ended December 31, 2006 and from time to time in our other filings with the Securities and Exchange Commission.

Overview

We are a specialty pharmaceutical company dedicated to advancing the treatment and care of cancer patients by building, developing, and commercializing a portfolio of oncology products for underserved markets where there are unmet needs. Our specialized sales force currently markets three therapeutic products and one diagnostic product to the U.S. oncology market. We introduced CAPHOSOL late in the first quarter of 2007. CAPHOSOL is an electrolyte solution for the treatment of oral mucositis and dry mouth that was approved as a prescription medical device. QUADRAMET is approved for the treatment of pain in patients whose cancer has spread to the bone. SOLTAMOX, which we introduced in the second half of 2006, is the first liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings. PROSTASCINT is a PSMA-targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer. Currently, our clinical development initiatives are focused on new indications for QUADRAMET and PROSTASCINT, as well as our product candidate, CYT-500, a radiolabeled antibody in Phase 1 development for the treatment of prostate cancer.

Significant Events in 2007

Settlement Agreement with Advanced Magnetics

In February 2007, we announced the settlement of our lawsuit against Advanced Magnetics, Inc., as well as Advanced Magnetics' counterclaims against Cytogen, by mutual agreement. Under the terms of the settlement agreement, Advanced Magnetics paid us $4 million and will release 50,000 shares of Cytogen common stock currently being held in escrow. In addition, both parties agreed to early termination of the 10-year license and marketing agreement and supply agreement established in August 2000, as amended, for two imaging agents being developed by Advanced Magnetics, Combidex® (ferumoxtran-10) and ferumoxytol, previously Code 7228. The license and marketing agreement and supply agreement would have expired in August 2010.

Initiation of Phase 1 Trial for Radiolabeled Antibody for the Treatment of Hormone-Refractory Prostate Cancer

In February 2007, we announced the initiation of the first human clinical study of CYT-500, a radiolabeled monoclonal antibody targeted to prostate-specific membrane antigen (PSMA). The Phase 1 clinical trial will investigate the safety and tolerability of CYT-500 and determine the optimal antibody mass and therapeutic dose for further studies. The clinical trial is being conducted at Memorial Sloan-Kettering Cancer Center under a Cytogen-sponsored Investigational New Drug (IND) application, which was approved by the United States Food and Drug Administration ("FDA") in May 2006, and is expected to enroll up to 36 patients.

Introduction of CAPHOSOL in the United States

In March 2007, we introduced CAPHOSOL, an advanced electrolyte solution indicated in the U.S. as an adjunct to standard oral care in treating oral mucositis (OM) caused by radiation or high dose chemotherapy. CAPHOSOL is also indicated for dryness of the mouth or throat (hyposalivation, xerostomia), regardless of the cause or whether the conditions are temporary or permanent.

Results of Operations

Three Months Ended March 31, 2007 and 2006

Revenues

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
QUADRAMET	$2,350	$2,256	$94	4%
PROSTASCINT	2,456	2,184	272	12%
Contract revenue	2	2	--	--%
Total revenues	$4,808	$4,442	$366	8%

Total revenues for the first quarter of 2007 were $4.8 million compared to $4.4 million for the same period in 2006. Product revenues, which were comprised of sales from QUADRAMET and PROSTASCINT, accounted for nearly all of total revenues for each of the first quarters of 2007 and 2006, respectively. We did not recognize any revenue from SOLTAMOX or CAPHOSOL which we introduced to the U.S market in the second half of 2006 and late in the first quarter of 2007, respectively, because shipments of these products did not meet the revenue recognition criteria under the U.S. generally accepted accounting principles (GAAP). We will defer recognition of revenue until the right of return on these products no longer exists or until we develop sufficient historical experience to reliably estimate expected returns. To date, we have shipped $1.3 million and $171,000 of SOLTAMOX and CAPHOSOL to wholesalers, respectively, for which we have not recorded as revenue. We cannot assure you that we will be able to successfully market SOLTAMOX and CAPHOSOL or that SOLTAMOX and CAPHOSOL will achieve greater market penetration on a timely basis or result in significant revenues for us.

QUADRAMET. QUADRAMET sales for the first quarter of 2007 were $2.4 million, reflecting a 24% increase over the $1.9 million reported in the fourth quarter of 2006 and a 4% increase over the first quarter of 2006. Unit sales for the first quarter of 2007 increased 15% over the fourth quarter of 2006, but decreased 6% from the first quarter of 2006. Quarterly sales trends for QUADRAMET typically exhibit variability. QUADRAMET sales accounted for 49% and 51% of product revenues for the first quarters of 2007 and 2006, respectively. The sales increase from the first quarter of prior year period was due to price increases for QUADRAMET of 5% and 13% on September 1, 2006 and January 1, 2007, respectively. Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe. We are focusing on multiple key initiatives to position QUADRAMET for future growth and market penetration, including: (i) distinguishing the physical properties of QUADRAMET from first-generation agents within its class; (ii) empowering and marketing to key prescribing audiences; (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma; (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents; and (v) expanding clinical development to demonstrate the potential tumoricidal versus palliative attributes of QUADRAMET. We cannot assure you that we will be able to successfully market

QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

PROSTASCINT. PROSTASCINT sales for the first quarter of 2007 were $2.5 million, reflecting a 5% decrease from the $2.6 million reported in the fourth quarter of 2006 and a 12% increase over the first quarter of 2006. Unit sales for the first quarter of 2007 decreased 12% from the fourth quarter of 2006 and 3% from the first quarter of 2006. Quarterly sales trends for PROSTASCINT typically exhibit variability. PROSTASCINT sales accounted for 51% and 49% of product revenues for the first quarters of 2007 and 2006, respectively. The sales increase from the first quarter of prior year period was due to price increases for PROSTASCINT of 9% and 10% on September 1, 2006 and January 1, 2007, respectively. We believe recent developments in imaging resolution, emerging clinical data, and an increasing level of recognition of the value of PROSTASCINT fusion imaging support an important near- and long-term market opportunity for PROSTASCINT. We are focusing on multiple key areas to position PROSTASCINT for future growth and market penetration, including: (i) positioning PROSTASCINT fusion imaging as the standard of care for prostate cancer imaging; (ii) generating awareness of the prognostic value of the PSMA antigen; (iii) leveraging the publication and presentation of outcomes data; (iv) advancing image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery and cryotherapy; and (v) evaluating the potential for imaging other PSMA-expressing cancers. We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

Operating Expenses

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
Cost of product revenue	$2,902	$2,362	$540	23%
General and administrative	2,410	2,363	47	2%
Selling and marketing	8,131	3,874	4,257	110%
Research and development	1,604	3,036	(1,432)	(47)%
Equity in loss of joint venture	--	133	(133)	(100)%
	$15,047	$11,768	$3,279	28%

Total operating expenses for the first quarter of 2007 were $15.0 million compared to $11.8 million in the same quarter of 2006.

Cost of Product Revenue. Cost of product revenue for each of the first quarters of 2007 and 2006 was $2.9 million and $2.4 million, respectively, and primarily reflects: (i) manufacturing and distribution costs for PROSTASCINT and QUADRAMET; (ii) royalties on our sales of products; (iii) amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003, SOLTAMOX in April 2006 and CAPHOSOL in October 2006; and (iv) $319,000 of costs associated with shipments of SOLTAMOX and CAPHOSOL to wholesalers, including minimum royalties for SOLTAMOX that we do not have the ability to recover, if and when products are returned. Recoverable costs related to SOLTAMOX and CAPHOSOL shipments to wholesalers for which we have not recognized revenue in accordance to GAAP, are deferred and will be recorded as cost of product revenue when those units are sold through to customers and recognized as revenue.

Selling, General and Administrative. Selling, general and administrative expenses for the first quarter of 2007 were $10.5 million compared to $6.2 million in the same period of 2006. The increase from the prior year period is primarily driven by: (i) $1.7 million of costs associated with the launch of CAPHOSOL late in the first quarter of 2007; (ii) a $765,000 expense increase in marketing initiatives related to SOLTAMOX which we introduced in the second half of 2006; and (iii) the expanded investment for our specialty sales force and commercial support of QUADRAMET and PROSTASCINT.

Research and Development. Research and development expenses for the first quarter of 2007 were $1.6 million compared to $3.0 million in the same period of 2006. The decrease from the prior year period is primarily due to preclinical expenditures for CYT-500 incurred in 2006, as well as the timing of development expenditures for QUADRAMET.

Equity in Loss of Joint Venture. Our share of the loss of the PSMA Development Company LLC (PDC), our former joint venture with Progenics Pharmaceuticals Inc., was $133,000 for the three months ended March 31, 2006. Such amounts represented 50% of the joint venture's net losses. We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting until April 20, 2006 when we sold our ownership interest in PDC to Progenics. Following the sale of our interest in the joint venture in April 2006, we have no further obligations to the joint venture.

Interest Income/Expense. Interest income for the first quarter of 2007 was $376,000 compared to $297,000 in the same period of 2006. The increase in 2007 from the prior year period was due to higher average yields on cash balances in 2007. Interest expense for the first quarter of 2007 was $10,000 compared to $6,000 in the same period in 2006. Interest expense includes interest on finance charges related to various equipment leases that are accounted for as capital leases.

Decrease/Increase in Warrant Liability. In connection with the sale of our common stock and warrants in 2005 and 2006, we recorded the warrants as a liability at their fair value at the dates of issuance using the Black-Scholes option-pricing model and re-measure them at each reporting date until they are exercised or expire. Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense. For the three months ended March 31, 2007, we reported a gain of $1.1 million related to the decrease in fair value of these warrants since December 31, 2006, compared to a $631,000 charge for the three months ended March 31, 2006 related to the increase in fair value of these warrants since December 31, 2005. The market price for our common stock has been and may continue to be volatile. Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Net Loss. Net loss for the first quarter of 2007 was $4.8 million compared to $7.7 million reported in the first quarter of 2006. The basic and diluted net loss per share for the first quarter of 2007 was $0.16 based on 29.6 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.34 based on 22.5 million weighted average common shares outstanding for the same period in 2006.

COMMITMENTS

We have entered into various contractual and commercial commitments. The following table summarizes our obligations with respect to theses commitments as of March 31, 2007:

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
	(All amounts in thousands)
Capital lease obligations	$86	$92	$--	$--	$178
Facility leases	338	536	--	--	874
Research and development	95	150	150	463	858
Marketing and other obligations	3,057	--	--	--	3,057
Manufacturing contracts(1)	5,237	4,859	--	--	10,096
Minimum royalty payments(2)	1,208	2,416	2,416	2,883	8,923

Total	$10,021	$8,053	$2,566	$3,346	$23,986

(1)
Effective January 1, 2004, we entered into a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. (“BMSMI”) for QUADRAMET whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of our agreement, we are obligated to pay at least $4.9 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on a two year prior written notice. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two-year prior written notice. Accordingly, we have not included commitments beyond March 31, 2009.

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

We acquired the exclusive marketing rights for SOLTAMOX in the United States under our distribution agreement with Rosemont. The agreements with Rosemont require us to pay Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States through June 2018. The above table includes future estimated annual minimum royalties based upon tamoxifen prescriptions in the United States for the quarter ended December 31, 2006.

In addition to the above, we are obligated to make certain royalty payments based on sales of the related product and certain milestone payments if we achieve specific development milestones or commercial milestones. We are also obligated to pay a finder's fee based upon a percentage of milestone payments made to InPharma in connection with the licensing of CAPHOSOL. We did not include in the table above any payments that do  not represent fixed or minimum payments but are instead payable only upon the achievement of a milestone, if the achievement of that milestone is uncertain or the obligation amount is not determinable.

Liquidity and Capital Resources

Condensed Statement of Cash Flows:

Three Months Ended March 31, 2007
(All amounts in thousands)
Net loss	$(4,832)
Adjustments to reconcile net loss to net cash used in operating activities	(1,955)
Net cash used in operating activities	(6,787)
Net cash used in investing activities	(153)
Net cash provided by financing activities	18
Net decrease in cash and cash equivalents	$(6,922)

Overview

Our cash and cash equivalents were $25.6 million as of March 31, 2007, compared to $32.5 million as of December 31, 2006. During the three months ended March 31, 2007 and 2006, net cash used in operating activities was $6.8 million and $4.2 million, respectively. The increase in cash usage from the prior year period was primarily due to the support of marketing initiatives for our marketed products, including the commercial launch of CAPHOSOL, partially offset by the receipt of $4.0 million related to the Advanced Magnetics, Inc. settlement agreement.

Historically, our primary sources of cash have been proceeds from the issuance and sale of our stock through public offerings and private placements, product-related revenues, revenues from contract research services, fees paid under license agreements and interest earned on cash and short-term investments.

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

    We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources at March 31, 2007 should be adequate to fund our operations and commitments into 2008. We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

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

Other Liquidity Events

On April 21, 2006, we entered into a distribution agreement with Savient granting us exclusive marketing rights for SOLTAMOX in the United States. In addition, we entered into a supply agreement with Savient and Rosemont for the manufacture and supply of SOLTAMOX. Our agreements with Savient were subsequently assigned to Rosemont by Savient. Under the terms of the agreements, we may pay contingent sales-based payments of up to a total of $4.0 million to Rosemont. We are also required to pay Rosemont royalties on net sales of SOLTAMOX. Beginning in 2007, we are obligated to pay Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States. We paid Rosemont $52,000 in minimum royalties for the quarter ended March 31, 2007. Unless terminated earlier, each of the distribution and supply agreements will terminate upon the expiration of the last to expire patent covering SOLTAMOX in the United States, which is currently June 2018. In the event the tamoxifen prescriptions for an agreed upon period of time are less than the pre-established minimum, the agreement may be terminated if we are unable to reach an agreement with Rosemont to amend the terms of the contract to account for such impact.

On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia. Under the terms of the Agreement, we are obligated to pay InPharma $1.0 million after six months, which was paid on April 11, 2007 and place $400,000 into an escrow account. In addition, we are obligated to pay InPharma royalties based on a percentage of net sales and future milestone payments of up to an aggregate of $49.0 million, of which payments totaling $35 million are based upon annual sales first reaching levels in excess of $30 million. We are also obligated to pay a finder's fee based upon a percentage of milestone payments made to InPharma.

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

On November 10, 2006, we sold to certain institutional investors 7,092,203 shares of our common stock and 3,546,107 warrants to purchase shares of our common stock. The warrants have an exercise price of $3.32 per share and are exercisable beginning six months and ending five years after their issuance. The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances. In connection with this sale, we entered into a Registration Rights Agreement with the investors under which, we were obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period. We are also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or three years from closing date, whichever is earlier. In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidation damages equal to 1% of the aggregate purchase price of $20 million for each thirty-day period that the registration statement is not effective, up to 10%. On December 28, 2006, the SEC declared the registration statement effective. We concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of March 31, 2007.

In September 2006, we entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility. Under the terms of the agreement, we anticipate paying at least an aggregate of $3.9 million through the end of the term of contract, of which $1.4 million, of the aggregate $1.9 million incurred through March 31, 2007, was recorded during the three months ended March 31, 2007.

Effective January 1, 2004, we entered into a manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET. Under the terms of the new agreement, we are obligated to pay at least $4.9 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on two years prior written notice. During the three months ended March 31, 2007, we incurred $1.2 million of manufacturing costs for QUADRAMET. This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two year prior written notice. We also pay BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006, includes a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. The following is a brief discussion of the more significant accounting policies and methods used by us. The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ materially from those estimates.

Revenue Recognition

Product revenues include product sales by us to our customers. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” We recognize product sales when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment. Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require subjective judgments on the part of management. We recognize product sales net of allowances for estimated returns, rebates and discounts. We estimate allowances based primarily on our past experience and other available information pertinent to the use and marketing of the product.

In the case of new products like SOLTAMOX, which we introduced in August 2006, and CAPHOSOL, which we introduced in March 2007, we have no historical return experience. Since we cannot reliably estimate expected returns of this new product, we will defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. We will recognize revenue of SOLTAMOX and CAPHOSOL (net of provisions for estimated reductions to gross sales discussed below, which may involve significant estimates and judgments) when we have sufficient information to estimate expected product returns. We may use information from external sources to project the prescription demand-based sales and to estimate our gross to net sales adjustments.

Provisions for Estimated Reductions to Gross Sales

At the time product sales are made, we reduce gross sales through accruals for product returns, rebates and volume discounts. We account for these reductions in accordance with Emerging Issues Task Force Issue No. 01-9, (“EITF 01-9”), Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF 01-9”), and Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists (“SFAS 48”), as applicable.

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

Returns from new products, like SOLTAMOX and CAPHOSOL, are more difficult to assess. Since we have no historical return experience with these products, we cannot reliably estimate expected returns of this new product. Therefore, we will defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns. We may use information from external sources to estimate our return provisions.

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

Carrying Value of Fixed and Intangible Assets

Our fixed assets and certain of our acquired rights to market our products have been recorded at cost and are being amortized on a straight-line basis over the estimated useful life of those assets. We also acquired an option to purchase marketing rights to CAPHOSOL in Europe which was recorded as other assets and will transfer the costs to the appropriate asset account, when and if exercised. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. Regarding the option to purchase marketing rights to CAPHOSOL in Europe, we also assess our intent and ability to exercise the option, the option expiry date and market and product competitiveness. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset. Adverse changes regarding future cash flows to be received from long-lived assets could indicate that an impairment exists, and would require the write down of the carrying value of the impaired asset at that time.

Warrant Liability

We follow Emerging Issues Task Force (EITF) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities. Under EITF 00-19, to qualify as permanent equity, the equity derivative must permit us to settle in unregistered shares. We do not have that ability under the securities purchase agreement for the warrants issued in July and August 2005 and, as EITF 00-19 considers the ability to keep a registration statement effective as beyond our control, the warrants cannot be classified as permanent equity and are instead classified as a liability in the accompanying consolidated balance sheet. Our warrants issued in November 2006 which permit net cash settlement at the option of the warrant holders also require classification as a liability in accordance with EITF 00-19.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" (SFAS No. 159), which will become effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits entities to measure eligible financial assets and financial liabilities at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. We will adopt SFAS No. 159 in fiscal year 2008 and are evaluating if we will elect the fair value option for any of our eligible financial instruments.

Fair Value Measurement

In September 2006, the FASB finalized SFAS No. 157, “Fair Value Measurements” (SFAS 157) which will become effective in fiscal year 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements; however, it does not require any new fair value measurements. The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on our consolidated financial statements.

Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain income position. A “tax position” is a position taken on a previously filed tax return, or expected to be taken in a future tax return that is reflected in the measurement of current and deferred tax assets or liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes to future periods, or a change in the expected ability to realize deferred tax assets. A change in net assets that results from adoption of FIN 48 is recorded as an adjustment to retained earnings in the period of adoption. The adoption of FIN 48 did not have any impact on our consolidated financial statements.

On May 2, 2007, the FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. This guidance, which is effective immediately, also had no impact on our consolidated financial statements as of and for the three month period ended March 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations. Our exposure to market risk is principally confined to interest rate sensitivity. Our cash equivalents are conservative in nature, with a focus on preservation of capital. Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business.

We are exposed to certain risks arising from changes in the price of our common stock, primarily due to potential effect of changes in fair value of the warrant liabilities related to the warrants issued in 2005 and 2006. The warrant liabilities are measured at fair value using the Black-Scholes option-pricing model at each reporting date and are subject to significant increases or decreases in value and a corresponding loss or gain in the statement of operations due to the effects of changes in the price of common stock at period end and the related calculation of volatility.

Item 4. Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2007, our controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.   Risk Factors

This section sets forth changes in the risks factors previously disclosed in our Annual Report on Form 10-K due to our activities during the quarter ended March 31, 2007.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2006 and the information included or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006 in your decision as to whether or not to invest in our common stock. If any of the risks or uncertainties described below or in our Annual Report on Form 10-K for the year ended December 31, 2006 actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

We have a history of operating losses and an accumulated deficit and expect to incur losses in the future.

Given the high level of expenditures associated with our business and our inability to generate revenues sufficient to cover such expenditures, we have had a history of operating losses since our inception. We had a net loss of $4.8 million for the quarter ended March 31, 2007. We had a net loss of $7.7 million for the three months ended March 31, 2006. We had an accumulated deficit of $433 million as of March 31, 2007.

In order to develop and commercialize our technologies, particularly our prostate-specific membrane antigen technology, and launch and expand our products, we expect to incur significant increases in our expenses over the next several years. As a result, we will need to generate significant additional revenue to become profitable.

To date, we have taken affirmative steps to address our trend of operating losses. Such steps include, among other things:

•	undergoing steps to realign and implement our focus as a product-driven biopharmaceutical company.

•	establishing and maintaining our in-house specialty sales force; and

•	enhancing our marketed product portfolio through marketing alliances and strategic arrangements.

Although we have taken these affirmative steps, we may never be able to successfully implement them, and our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the risk factors discussed elsewhere in this section entitled, “Risk Factors” or in our Annual Report on Form 10-K for the year ended December 31, 2006. As a result, we may never be able to generate or sustain significant additional revenue or achieve profitability.

We depend on sales of QUADRAMET and PROSTASCINT for substantially all of our near-term revenues.

We expect QUADRAMET and PROSTASCINT to account for substantially all of our product revenues in the near future. For the quarter ended March 31, 2007, revenues from QUADRAMET and PROSTASCINT accounted for approximately 49% and 51%, respectively, of our product revenues. If QUADRAMET or PROSTASCINT does not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

We will depend on market acceptance of SOLTAMOX and CAPHOSOL for future revenues.

On April 21, 2006, we and Savient entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX in the United States. We introduced SOLTAMOX to the U.S. oncology market in the second half of 2006.

On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive marketing rights for CAPHOSOL in North America. We introduced CAPHOSOL late in the first quarter of 2007.

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

We sell our products to a small number of radiopharmacy networks. During the three months ended March 31, 2007, we received 63% of our total revenues from three customers, as follows: 40% from Cardinal Health (formerly Syncor International Corporation); 16% from Mallinckrodt Inc.; and 7% from GE Healthcare (formerly Amersham Health). During the year ended December 31, 2006, we received 64% of our total revenues from three customers, as follows: 41% from Cardinal Health; 14% from Mallinckrodt Inc.; and 9% from GE Healthcare. During the year ended December 31, 2005, we received 67% of our total revenues from three customers, as follows: 47% from Cardinal Health; 11% from Mallinckrodt Inc.; and 9% from GE Healthcare.

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

PROSTASCINT is currently manufactured at a current Good Manufacturing Practices, or cGMP, compliant manufacturing facility operated by Laureate Pharma, L.P. Although we entered into another agreement with Laureate in September 2006 which provides for Laureate’s manufacture of PROSTASCINT for us, our failure to maintain a long term supply agreement on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations.

We have an agreement with BMSMI to manufacture QUADRAMET for us. Both primary components of QUADRAMET, particularly Samarium-153 and EDTMP, are provided to BMSMI by outside suppliers. Due to radioactive decay, Samarium-153 must be produced on a weekly basis. BMSMI obtains its requirements for Samarium-153 from a sole supplier and EDTMP from another sole supplier. Alternative sources for these components may not be readily available, and any alternative supplier would have to be identified and qualified, subject to all applicable regulatory guidelines. If BMSMI cannot obtain sufficient quantities of the components on commercially reasonable terms, or in a timely manner, it would be unable to manufacture QUADRAMET on a timely and cost-effective basis, which would have a material adverse effect on our business, financial condition and results of operations.

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

We, along with our contract manufacturers and testing laboratories are required to adhere to FDA regulations setting forth requirements for cGMP, and similar regulations in other countries, which include extensive testing, control and documentation requirements. Ongoing compliance with cGMP, labeling and other applicable regulatory requirements is monitored through periodic inspections and market surveillance by state and federal agencies, including the FDA, and by comparable agencies in other countries. Failure of our contract vendors or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of the government to grant pre-market clearance or pre-market approval of drugs, delays, suspension or withdrawal of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions any of which could significantly and adversely affect our business, financial condition and results of operations.

We rely heavily on our collaborative partners.

Our success depends largely upon the success and financial stability of our collaborative partners. We have entered into the following agreements for the development, sale, marketing, distribution and manufacture of our products, product candidates and technologies:

•	a license agreement with The Dow Chemical Company relating to the QUADRAMET technology;

•	a manufacturing and supply agreement for the manufacture of QUADRAMET with BMSMI;

•	a manufacturing agreement for the manufacture of PROSTASCINT with Laureate Pharma, L.P.;

•	a distribution services agreement with Cardinal Health 105, Inc. (formerly CORD Logistics, Inc.) for PROSTASCINT;

•	a license agreement with The Dow Chemical Company relating to Dow's proprietary MeO-DOTA bifunctional chelant technology for use with our CYT-500 program;

•	a distribution agreement and a manufacture and supply agreement with Rosemont Pharmaceuticals Limited related to the supply and marketing of SOLTAMOX;

•	a purchase and supply agreement with OTN for the distribution of SOLTAMOX and CAPHOSOL;

•	a license agreement with InPharma AS for the marketing of CAPHOSOL; and

•	a manufacturing agreement with Holopack for the manufacturing and supply of CAPHOSOL.

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

In October 2006, we entered into a license agreement with InPharma granting us exclusive marketing rights for CAPHOSOL in North America. We introduced CAPHOSOL late in the first quarter of 2007.

In May 2006, the U.S. Food and Drug Administration cleared an Investigational New Drug application for CYT-500, our lead therapeutic candidate targeting PSMA. In February 2007, we announced the initiation of the first human clinical study of CYT-500. CYT-500 uses the same monoclonal antibody from our PROSTASCINT molecular imaging agent, but is linked through a higher affinity linker than is used for PROSTASCINT to a therapeutic as opposed to an imaging radionuclide. This PSMA technology is still in the early stages of development. We cannot assure you that we will be able to commercialize this product.

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

We will need to raise additional capital which may not be available or only available on less favorable terms.

Our cash and cash equivalents were $25.6 million at March 31, 2007. We expect that our existing capital resources at March 31, 2007, should be adequate to fund our operations and commitments into 2008.

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

As of March 31, 2007, we had 29,623,985 shares of our common stock issued and outstanding, all of which are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered shares of our Common Stock underlying warrants previously issued on numerous Form S-3 registration statements, and we have also registered shares of our common stock underlying options granted or to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

In the event that we are unable to maintain compliance with all relevant NASDAQ Listing Standards, our securities may be subject to delisting from the NASDAQ Global Market. If such delisting occurs, the market price and market liquidity of our common stock may be adversely affected. Such listing standards include, among other things, requirements related to the market value of our listed securities and publicly-held shares, and the minimum bid price for such shares. The minimum bid requirement is $1.00 per share. On May 4, 2007, the closing sale price of our common stock as reported by NASDAQ was $2.16.

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

Item 6.  Exhibits.

Exhibit No.	Description
10.1
Settlement and Release Agreement dated February 15, 2007 between the Company and Advanced Magnetics, Inc. Filed as an exhibit to the Company's Annual Report on Form 10-K, filed with the Commission on March 16, 2007, and incorporated herein by reference.

10.2
Contract Manufacturing Agreement dated as of January 8, 2007 between the Company and Holopack Verpackungstechnik GmbH*. Filed as an exhibit to the Company's Annual Report on Form 10-K, filed with the Commission on March 16, 2007, and incorporated herein by reference.

31.1
Certification of President and Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2
Certification of Senior Vice President, Finance and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of President and Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2
Certification of Senior Vice President, Finance and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

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

Date: May 10, 2007	CYTOGEN CORPORATION

	By:	/s/ MICHAEL D. BECKER
Michael D. Becker,
President and Chief Executive Officer

Date: May 10, 2007	CYTOGEN CORPORATION

	By:	/s/ KEVIN J. BRATTON
Kevin J. Bratton
Senior Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)