Form 10-Q
period 2007-06-30
CYTOGEN CORP
filed 2007-08-09
CIK 725058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-14879

Cytogen Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	22-2322400
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
                    ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock, $.01 par value	Outstanding at August 6, 2007: 35,473,957

CYTOGEN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
JUNE 30, 2007

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

PART I  - FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements (unaudited)

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share and per share data)
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$16,095	$32,507
Restricted cash	--	1,100
Accounts receivable, net	2,145	2,113
Inventories	5,393	2,538
Inventories at wholesalers	24	93
Prepaid expenses	1,411	1,571
Other current assets	47	63

Total current assets	25,115	39,985

Property and equipment, less accumulated depreciation and amortization of $1,571 and $1,409 at June 30, 2007 and December 31, 2006, respectively	1,051	691
Product license fees, less accumulated amortization of $3,195 and $2,577 at June 30, 2007 and December 31, 2006, respectively	10,994	11,612
Other assets	1,952	2,065

	$39,112	$54,353

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of long-term liabilities	86	64
Accounts payable and accrued liabilities	11,240	10,104

Total current liabilities	11,326	10,168

Warrant liabilities	4,349	6,464
Other long-term liabilities	84	59
Total liabilities	15,759	16,691

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,400,000 shares authorized-Series C Junior Participating Preferred Stock, $.01 par value, 200,000 shares authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 100,000,000 and 50,000,000 shares authorized, 29,659,357 and 29,605,631 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	297	296
Additional paid-in capital	465,921	465,016
Accumulated other comprehensive income	33	20
Accumulated deficit	(442,898)	(427,670)

Total stockholders' equity	23,353	37,662

	$39,112	$54,353

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

Three Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product revenue:
QUADRAMET	$2,410	$1,988	$4,760	$4,244
PROSTASCINT	2,508	2,180	4,964	4,364
CAPHOSOL	234	--	234	--
Total product revenue	5,152	4,168	9,958	8,608

Contract revenue	2	4	4	6

Total revenues	5,154	4,172	9,962	8,614

Operating expenses:
Cost of product revenue	3,157	2,552	6,059	4,914
General and administrative	2,394	2,892	4,804	5,255
Selling and marketing	9,656	4,102	17,787	7,976
Research and development	1,624	1,505	3,228	4,541
Equity in (income) loss of joint venture	--	(13)	--	120

Total operating expenses	16,831	11,038	31,878	22,806

Operating loss	(11,677)	(6,866)	(21,916)	(14,192)

Interest income	285	392	661	689
Interest expense	(24)	(6)	(34)	(12)
Advanced Magnetics Inc. litigation settlement, net	--	--	3,946	--
Gain on sale of equity interest in joint venture	--	12,873	--	12,873
Decrease in value of warrant liabilities	1,020	813	2,115	182

Net income (loss)	$(10,396)	$7,206	$(15,228)	$(460)

Basic and diluted net income (loss) per share	$(0.35)	$0.32	$(0.51)	$(0.02)

Basic and diluted weighted average common shares outstanding	29,644	22,474	29,625	22,474

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,228)	$(460)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	872	601
Decrease in value of warrant liabilities	(2,115)	(182)
Share-based compensation expense	847	772
Gain on sale of equity interest in joint venture	--	(12,873)
Other	51	12
Changes in assets and liabilities:
Accounts receivable	(32)	(173)
Inventories	(2,854)	1,623
Other assets	1,481	656
Accounts payable and accrued liabilities	2,143	22

Net cash used in operating activities	(14,835)	(10,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of product rights	(1,000)	(2,000)
Purchases of property and equipment	(598)	(86)
Proceeds from sale of equity interest in joint venture	--	13,132

Net cash provided by (used in) investing activities	(1,598)	11,046

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	58	36
Payment of long-term liabilities	(37)	(17)

Net cash provided by financing activities	21	19

Net increase (decrease) in cash and cash equivalents	(16,412)	1,063

Cash and cash equivalents, beginning of period	32,507	30,337

Cash and cash equivalents, end of period	$16,095	$31,400

Supplemental disclosure of non-cash information:
Capital lease of equipment	$84	$96
Unrealized holding gain on marketable securities	$13	$41

Supplemental disclosure of cash information:
Cash paid for interest	$17	$12

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  THE COMPANY

Background

Cytogen Corporation (the "Company") is a specialty pharmaceutical company dedicated to advancing the treatment and care of patients by building, developing, and commercializing a portfolio of oncology products.  The Company's specialized sales force currently markets three therapeutic products and one diagnostic product to the U.S. oncology market.  CAPHOSOL is an electrolyte solution for the treatment of oral mucositis and dry mouth that is approved in the U.S. as a prescription medical device.  QUADRAMET (samarium Sm-153 lexidronam injection) is approved for the treatment of pain in patients whose cancer has spread to the bone.  PROSTASCINT (capromab pendetide) is a PSMA-targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer.  SOLTAMOX (tamoxifen citrate) is the first liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings.  The Company is also developing CYT-500, a third-generation radiolabeled antibody to treat prostate cancer.

Cytogen has a history of operating losses since its inception.  The Company currently relies on two products, PROSTASCINT and QUADRAMET, for substantially all of its current revenues.  The Company will depend on market acceptance of CAPHOSOL and SOLTAMOX for potential new revenues.  If CAPHOSOL or SOLTAMOX does not achieve market acceptance, either because the Company fails to effectively market such products or competitors introduce competing products, the Company will not be able to generate sufficient revenue to become profitable.  The Company has, from time to time, stopped selling certain products that the Company previously believed would generate significant revenues.  The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals.  In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary technologies for the Company to sell and market to others.  The Company is also subject to revenue and credit concentration risks as a small number of its customers account for a high percentage of total revenues and corresponding receivables.  The loss of one of these customers or changes in their buying patterns could result in reduced sales, thereby adversely affecting the operating results.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend, substantial funds to implement its planned product development efforts, including acquisition of complementary clinical stage and marketed products, research and development, clinical studies and regulatory activities, and to further the Company's marketing and sales programs including new product launches.  The Company expects its existing capital resources at June 30, 2007, along with the net proceeds of approximately $9.1 million from the sale of equity in July 2007, should be adequate to fund operations and commitments into 2008.  The Company cannot assure you that its business or operations will not change in a manner that would consume available resources more rapidly than anticipated.  The Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when profitability is reached, for further product development costs, product and technology acquisition costs, and working capital.

Basis of Consolidation

The consolidated financial statements include the financial statements of Cytogen and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.  All such accounting adjustments are of a normal, recurring nature.  The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC), which includes financial statements as of and for the year ended December 31, 2006.  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

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

Inventories

The Company's inventories include PROSTASCINT, CAPHOSOL, and SOLTAMOX with the majority of the inventories related to PROSTASCINT.  Inventories are stated at the lower of cost or market as determined using the first-in, first-out method and consisted of the following (all amounts in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$232	$325
Work-in-process	2,875	1,296
Finished goods	2,286	917
	$5,393	$2,538

Net Loss Per Share

Basic net loss per common share is calculated by dividing the Company's net loss by the weighted-average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three and six month periods ended June 30, 2007 and the six month period ended June 30, 2006, because the inclusion of common stock equivalents, which consist of nonvested shares, warrants and options to purchase shares of the Company's common stock, would be antidilutive due to the Company's losses.  Diluted income per common share for the three months ended June 30, 2006 is computed by dividing net income by the weighted-average common shares outstanding during the period, increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which is calculated, based on the average share price for the three months ended June 30, 2006 using the treasury stock method.  Under the treasury stock method, the exercise price of a security, the average amount of unrecognized compensation cost during the period, if any, and the amount of tax benefits that would be recorded in additional paid-in-capital, if any, when the security is exercised, are assumed to be used to repurchase shares in the current period. Weighted-average common stock equivalents to purchase 5,264,022 shares of the Company's common stock were excluded from the computation of diluted net income per common share for the three months ended June 30, 2006 because their effect would have been antidilutive.

Other Comprehensive Income or Loss

Other comprehensive income consisted of unrealized holding gains on marketable securities. For the three months ended June 30, 2007, the unrealized holding gain for these securities was $3,000 and, as a result, the comprehensive loss for the three months ended June 30, 2007 was $10,393,000. For the six months ended June 30, 2007, the unrealized holding gain for these securities was $13,000 and, as a result, the comprehensive loss for the six months ended June 30, 2007 was $15,215,000.  For the three months ended June 30, 2006, the unrealized holding loss for these securities was $55,000 and, as a result, the comprehensive income for the three months ended June 30, 2006 was $7,151,000. For the six months ended June 30, 2006, the unrealized holding gain of the securities was $41,000 and as a result, the comprehensive loss for the six months ended June 30, 2006 was $419,000.

Recent Accounting Pronouncements

Advance Payments for Goods or Services

In June 2007, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force (EITF) Issue No. 07-3, "Accounting for Advance Payments for Goods or Services To Be Used in Future Research and Development" (EITF 07-3), which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payment for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  The Company is currently assessing the potential impacts on the Company's consolidated financial statements upon adoption of EITF 07-3.

Fair Value Option

In February 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" (SFAS 159), which will become effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits entities to measure eligible financial assets and financial liabilities at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.  The Company will adopt SFAS 159 in fiscal year 2008 and is evaluating if it will elect the fair value option for any of its eligible financial instruments.

Fair Value Measurement

In September 2006, the FASB finalized SFAS No. 157, "Fair Value Measurements" (SFAS 157) which will become effective in 2008.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements; however, it does not require any new fair value measurements.  The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on the Company's consolidated financial statements.

Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 prescribes how a company should recognize, measure, present and disclose an uncertain income tax position.  A "tax position" is a position taken on a previously filed tax return, or expected to be taken in a future tax return that is reflected in the measurement of current and deferred tax assets or liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes to future periods, or a change in the expected ability to realize deferred tax assets.  A change in net assets that results from adoption of FIN 48 is recorded as an adjustment to retained earnings in the period of adoption.  The adoption of FIN 48 did not have any impact on the Company's consolidated financial statements.

On May 2, 2007, the FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance, which is effective immediately, had no impact on the Company's consolidated financial statements as of and for the three and six month periods ended June 30, 2007.

Reclassification

Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

2.   SHARE-BASED COMPENSATION

The Company accounts for its share-based compensation according to the provisions of SFAS No. 123(R), "Share-Based Payment," which requires companies to measure and recognize compensation expense for all share-based payments at fair value.  The Company's share-based compensation costs are generally based on the fair value of the option awards calculated using the Black-Scholes option pricing model on the date of grant.

For the three months ended June 30, 2007, the Company recorded $419,000 of share-based compensation expense, of which $314,000 was included in general and administrative expenses, $51,000 was included in selling and marketing expenses, and $54,000 was recorded in research and development expenses.  For the six months ended June 30, 2007, the Company recorded $847,000 of share-based compensation expense, of which $548,000 was included in general and administrative expenses, $175,000 was included in selling and marketing expenses, and $124,000 was recorded in research and development expenses.  For the three months ended June 30, 2006, the Company recorded $309,000 of share-based compensation expense, of which $311,000 was included in general and administrative expenses, $5,000 was included in selling and marketing expenses, and $7,000 of expense reversal was recorded in research and development expenses to reflect actual forfeitures. For the six months ended June 30, 2006, the Company recorded $772,000 of share-based compensation expense, of which $557,000 was included in general and administrative expenses, $163,000 was included in selling and marketing expenses, and $52,000 was recorded in research and development expenses.

The weighted-average grant date fair value per share of the options granted under the Cytogen stock option plans during the three and six months ended June 30, 2007 is estimated at $1.77 and $1.82 per share, respectively, as compared to $2.79 and $2.77 per share in the same periods of 2006, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007

Expected life (years)	8.92	6.35
Expected volatility	101%	85%
Dividend yield	0%	0%
Risk-free interest rate	5.25%	4.77%
Options granted	103,000	816,500
Nonvested shares granted	80,000	245,000
	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Expected life (years)	6.53	6.51
Expected volatility	97%	97%
Dividend yield	0%	0%
Risk-free interest rate	4.95%	4.94%
Options granted	532,400	551,600
Nonvested shares granted	69,800	71,800

The compensation costs for nonvested share awards are based on the fair value of Cytogen common stock on the date of grant.  The weighted-average grant date fair value per share of nonvested share awards granted during the three and six month periods ended June 30, 2007 was $1.99 and $2.33, respectively, as compared to $3.58 and $3.56 in the same periods in 2006, respectively.

On June 13, 2007, the Company's stockholders approved an amendment to the Company's 2004 Non-Employee Director Stock Incentive Plan to increase the maximum aggregate number of shares of common stock available for issuance under such plan from 375,000 to 750,000.  The Company has reserved an additional 375,000 shares of its common stock for issuance in connection with such increase.

3.   LAUREATE PHARMA, L.P.

In September 2006, the Company entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility.  Under the terms of the agreement, the Company anticipates it will pay at least an aggregate of $3.9 million through the end of the term of contract.  Approximately $2.9 million has been incurred under this agreement through June 30, 2007, and was recorded as inventory when purchased, of which $1.0 million and $2.4 million were recorded during the three and six month periods ended June 30, 2007, respectively.

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

The Company recorded the warrant liabilities at their fair value at each reporting date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	June 30, 2007	June 30, 2006
Dividend yield	0%	0%
Expected volatility	75%	107%
Expected life(1)	5.0 years	9.1 years
Risk-free interest rate	5.0%	5.2%
Company Common Stock Price	$1.95	$2.50
Outstanding warrants	4,322,203	776,096

(1)
The remaining expected life assumptions at June 30, 2007 and 2006 for the warrants issued in July and August 2005 were 8.1 years and 9.1 years, respectively.  The expected life assumption at June 30, 2007 for the warrants issued in November 2006 was 4.4 years.

Equity derivatives not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expire.  Changes in the fair value of the warrants issued as described above will be reported in the consolidated statements of operations as non-operating income or expense.  At June 30, 2007, the fair value of the warrants decreased to approximately $4.3 million from $6.5 million at December 31, 2006, resulting in gains of $1.0 million and $2.1 million for the three and six months ended June 30, 2007, respectively, compared to $813,000 and $182,000 for the same periods in 2006, respectively.

        In connection with the sale of Cytogen shares and warrants in November 2006, the Company entered into a Registration Rights Agreement with the investors under which the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  The Company is also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or three years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $20 million for each thirty-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.  The Company concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of December 31, 2006 and June 30, 2007.

See Note 11 for information concerning the warrants issues in connection with the sale of equity in July 2007.

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

9.   INCOME TAXES

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which is applicable for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement for financial statement recognition and measurement of a tax position reported or expected to be reported on a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007.  Adoption of FIN 48 had no impact on the Company's consolidated results of operations and financial position.

On May 2, 2007, the FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance, which is effective immediately, also had no impact on the Company's consolidated financial statements as of and for the three and six month periods ended June 30, 2007.

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

The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense.  At June 30, 2007, the Company has no uncertain tax positions, and no amounts recorded for interest or penalties included in the financial statements.

We do not anticipate any events in the next twelve month period that would require the Company to record a liability related to any uncertain income tax positions as prescribed by FIN 48.

10.   INCREASE IN AUTHORIZED COMMON STOCK

On June 13, 2007, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the total authorized shares of common stock of the Company from 50,000,000 to 100,000,000 shares.

11.   SALE OF COMMON STOCK AND WARRANTS

On June 29, 2007, the Company entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of its common stock and 2,907,301warrants to purchase shares of its common stock, through a private placement offering.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months and ending five years after their issuance.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In exchange for $1.74, the purchasers received one share of common stock and warrants to purchase .5 shares of common stock.  The transaction closed on July 6, 2007. The offering provided net proceeds of approximately $9.1 million to the Company.  The placement agents in this transaction received (i) a cash fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of Cytogen common stock having an exercise price of $2.23 per share and exercisable beginning six months and ending five years after their issuance.  In connection with this sale, the Company entered into a Registration Rights Agreement with the investors under which the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  The Company is also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the purchase price paid by the investors ($10.1 million) for each monthly period that the registration statement is not effective, up to 10%.  On July 23, 2007, the Company filed the registration statement with the SEC. The Company is evaluating the accounting for this transaction under EITF 00-19 and 00-19-2 and may be required to classify the fair value of the warrants or the liquidated damages as a liability.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms.  These forward-looking statements include statements regarding the growth and market penetration for CAPHOSOL, QUADRAMET, PROSTASCINT and SOLTAMOX, our ability to obtain favorable coverage and reimbursement rates from government-funded and third party payors for our products, increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for CAPHOSOL, QUADRAMET, PROSTASCINT and SOLTAMOX, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Quarterly Report on Form 10-Q that are not historical facts.  Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement.  We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements.  Factors that could cause actual results to differ materially, include, our ability to launch a new product, market acceptance of our products, the results of our clinical trials, our ability to raise additional capital, our ability to hire and retain employees, economic and market conditions generally, our receipt of requisite regulatory approvals for our products and product candidates, the continued cooperation of our marketing and other collaborative and strategic partners, our ability to protect our intellectual property, and the other risks identified under Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

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

Overview

We are a specialty pharmaceutical company dedicated to advancing the treatment and care of patients by building, developing, and commercializing a portfolio of oncology products.  Our specialized sales force currently markets three therapeutic products and one diagnostic product to the U.S. oncology market.  CAPHOSOL is an electrolyte solution for the treatment of oral mucositis and dry mouth that is approved in the U.S. as a prescription medical device.  QUADRAMET is approved for the treatment of pain in patients whose cancer has spread to the bone.  PROSTASCINT is a PSMA-targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer.  SOLTAMOX is the first liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings.  We are also developing CYT-500, a third-generation radiolabeled antibody to treat prostate cancer.

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

Addition of Senior Vice President of Sales and Marketing

On June 11, 2007 we announced that we had appointed Stephen A. Ross to the newly created position of Senior Vice President, Sales and Marketing effective July 9, 2007.  Mr. Ross has over 15 years of commercial pharmaceutical industry experience, as well as numerous key achievements specific to the oncology space.  Mr. Ross joined Cytogen from GlaxoSmithKline (GSK) where most recently he served as Vice President, Specialist Business Units in the UK.  In that capacity, Mr. Ross led a team of more than 300 employees and together they established new oncology and cervical business units in the UK. Previously, Mr. Ross served as Vice President and General Manager of GSK Ireland.  His experience at GSK also includes managing a portfolio of eight cytotoxic agents and two anti-emetic agents.

Sale of Common Stock and Warrants

On June 29, 2007, we entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of our common stock and 2,907,301warrants to purchase shares of our common stock, through a private placement offering.  The transaction closed on July 6, 2007.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months and ending five years after their issuance.  In exchange for $1.74, the purchasers received one share of common stock and warrants to purchase .5 shares of common stock.  The offering provided us with net proceeds of approximately $9.1 million.  The placement agents in this transaction received (i) a fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of our common stock having an exercise price of $2.23 per share and exercisable beginning six months and ending five years after their issuance.  In connection with this sale, we entered into a Registration Rights Agreement with the investors.  We are evaluating the proper accounting for this transaction and may be required to classify the fair value of the warrants or the liquidated damages as a liability.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenues

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
QUADRAMET	$2,410	$1,988	$422	21%
PROSTASCINT	2,508	2,180	328	15%
CAPHOSOL	234	--	234	n/a
Contract revenue	2	4	(2)	(50)%
Total revenues	$5,154	$4,172	$982	24%

Total revenues for the second quarter of 2007 were $5.2 million compared to $4.2 million for the same period in 2006. Beginning in the second quarter of 2007, we began recognizing revenue from CAPHOSOL.  Product revenues, which were comprised of sales from QUADRAMET, PROSTASCINT and CAPHOSOL in the second quarter of 2007 and sales from

QUADRAMET and PROSTASCINT in the second quarter of 2006, accounted for nearly all of total revenues for each of the second quarters of 2007 and 2006, respectively.  Contract revenues accounted for the remainder of revenues.  We did not recognize any revenue from SOLTAMOX which we introduced to the U.S market in the second half of 2006, because shipments of this product did not meet the revenue recognition criteria under U.S. generally accepted accounting principles (GAAP).  We will defer recognition of revenue until the right of return on this product no longer exists or until we develop sufficient historical experience to reliably estimate expected returns.  To date, we have shipped $719,000 of SOLTAMOX to wholesalers, net of returns, which we have not recorded as revenue.  Due to the remaining shelf life of twelve months or less at June 30, 2007, we believe there is a high likelihood that some or all of the product will be returned, which would result in our inability to recognize such shipments as revenue.  We cannot assure you that we will be able to successfully market SOLTAMOX or that SOLTAMOX will achieve market penetration on a timely basis or result in significant revenues for us.

QUADRAMET.  QUADRAMET sales were $2.4 million for the second quarter of 2007, reflecting a 3% increase over the amount reported in the first quarter of 2007 and a 21% increase over the second quarter of 2006.  Quarterly sales trends for QUADRAMET typically exhibit variability.  QUADRAMET sales accounted for 47% and 48% of product revenues for the second quarters of 2007 and 2006, respectively.  Unit sales for the second quarter of 2007 are consistent with the first quarter of 2007, and increased 6% from the second quarter of 2006.  The sales increase from the second quarter of prior year period was also due to price increases for QUADRAMET of 5% and 13% on September 1, 2006 and January 1, 2007, respectively.  Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe.  We are focusing on multiple key initiatives to position QUADRAMET for future growth and market penetration, including: (i) distinguishing the physical properties of QUADRAMET from first-generation agents within its class; (ii) empowering and marketing to key prescribing audiences; (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma; and (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents. We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

PROSTASCINT. PROSTASCINT sales for the second quarter of 2007 were $2.5 million, reflecting a 2% increase over the amount reported in the first quarter of 2007 and a 15% increase over the second quarter of 2006.  PROSTASCINT sales accounted for 49% and 52% of product revenues for the second quarters of 2007 and 2006, respectively.  Unit sales for the second quarter of 2007 are consistent with the first quarter of 2007 and the second quarter of 2006.  The sales increase from the second quarter of prior year period was attributable to a higher average selling price in 2007 due to price increases for PROSTASCINT of 9% and 10% on September 1, 2006 and January 1, 2007, respectively. We believe recent developments in imaging resolution, emerging clinical data, and an increasing level of recognition of the value of PROSTASCINT fusion imaging support an important near- and long-term market opportunity for PROSTASCINT.  We are focusing on multiple key areas to position PROSTASCINT for future growth and market penetration, including: (i) positioning PROSTASCINT fusion imaging as the standard of care for prostate cancer imaging; (ii) generating awareness of the prognostic value of the PSMA antigen; (iii) leveraging the publication and presentation of outcomes data;

and (iv) advancing image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery and cryotherapy.  We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

CAPHOSOL.  We introduced CAPHOSOL to the U.S market in March 2007.  CAPHOSOL revenues for the second quarter of 2007 were $234,000, which was based on a number of factors including product sales to end-users, on-hand inventory estimates in the distribution channel, expiry dates, and data on product acceptance in the marketplace. We have not recorded $111,000 of CAPHOSOL inventory at wholesalers as revenue.  We will defer recognition of revenue until the right of return on this product no longer exists or until we develop sufficient historical experience to reliably estimate expected returns and discounts.  When inventories in the distribution channel do not exceed targeted levels, and we have the ability to estimate product returns and discounts, we will recognize product sales upon shipment, net of discounts, returns and allowances.  We cannot assure you that we will be able to successfully market CAPHOSOL or that CAPHOSOL will achieve greater market penetration on a timely basis or result in significant revenues for us.

Operating Expenses

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
Cost of product revenue	$3,157	$2,552	$605	24%
General and administrative	2,394	2,892	(498)	(17)%
Selling and marketing	9,656	4,102	5,554	135%
Research and development	1,624	1,505	119	8%
Equity in (income) loss of joint venture	--	(13)	13	100%
	$16,831	$11,038	$5,793	52%

Total operating expenses for the second quarter of 2007 were $16.8 million compared to $11.0 million in the same quarter of 2006.

Cost of Product Revenue. Cost of product revenue for the second quarters of 2007 and 2006 were $3.2 million and $2.6 million, respectively, and primarily reflects: (i) manufacturing and distribution costs for PROSTASCINT and QUADRAMET; (ii) royalties on our sales of products; (iii) amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003, SOLTAMOX in April 2006 and CAPHOSOL in October 2006; and (iv) $518,000 of costs associated with shipments of SOLTAMOX and CAPHOSOL to wholesalers, including a reserve of $214,000 for excess SOLTAMOX inventory with short expiry dates, and minimum royalties for SOLTAMOX that we do not have the ability to recover, if and when products are returned.  Recoverable costs related to SOLTAMOX and CAPHOSOL shipments to wholesalers for which we have not recognized revenue in accordance to GAAP, are deferred and will be recorded as cost of product revenue when those units are sold through to customers and recognized as revenue.

General and Administrative.  General and administrative expenses for the second quarter of 2007 were $2.4 million compared to $2.9 million in the same period of 2006.  The decrease from the prior year period is primarily due to reduced spending in the second quarter of 2007 for professional fees including audit, legal and consulting services.

Selling and Marketing. Selling and marketing expenses for the second quarter of 2007 were $9.7 million compared to $4.1 million in the same period of 2006.  The increase from the prior year period is primarily driven by: (i) $2.7 million of costs associated with the launch of CAPHOSOL late in the first quarter of 2007; (ii) a $614,000 expense increase in marketing initiatives related to SOLTAMOX which we introduced in the second half of 2006; and (iii) the expanded investment for our specialty sales force and commercial support of QUADRAMET and PROSTASCINT.

Research and Development. Research and development expenses for the second quarter of 2007 were $1.6 million compared to $1.5 million in the same period of 2006.  The increase from the prior year period is primarily due to the timing of development expenditures for QUADRAMET and PROSTASCINT, partially offset by preclinical expenditures for CYT-500 incurred in 2006.

Equity (Income) in Loss of Joint Venture. Our share of the income of the PSMA Development Company LLC (PDC), our former joint venture with Progenics Pharmaceuticals Inc., was $13,000 for the three months ended June 30, 2006.  Such amounts represented 50% of the joint venture's net income.  We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting until April 20, 2006 when we sold our ownership interest in PDC to Progenics.  Following the sale of our interest in the joint venture in April 2006, we have no further obligations to the joint venture.

Interest Income/Expense. Interest income for the second quarter of 2007 was $285,000 compared to $392,000 in the same period of 2006.  The decrease in 2007 from the prior year period was due to higher average cash balances in 2006 partially offset by higher average investment yields in 2007.  Interest expense for the second quarter of 2007 was $24,000 compared to $6,000 in the same period in 2006.  Interest expense includes interest on finance charges related to various equipment leases that are accounted for as capital leases and interest on amounts to be escrowed in connection with the license agreement with InPharma.

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

Decrease in Warrant Liability. In connection with the sale of our common stock and warrants in July and August 2005 and November 2006, we recorded the warrants as a liability at their fair value using the Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired.  Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense.  For the three months ended June 30, 2007, we reported a gain of $1.0 million related to the decrease in fair value of the outstanding warrants since December 31, 2006, compared to a $813,000 gain for the three months ended June 30, 2006 related to the decrease in fair value of the then outstanding warrants since December 31, 2005.  The market price for our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Net Income (Loss).  We had net loss of $10.4 million for the second quarter of 2007, compared to net income of $7.2 million reported in the second quarter of 2006.  The basic and diluted net loss per share for the second quarter of 2007 was $0.35 based on 29.6 million weighted average common shares outstanding, compared to a basic and diluted net income per share of $0.32 based on 22.5 million weighted average common shares outstanding for the same period in 2006.  The significant fluctuation in results was due to the gain on the sale of our equity interest in the joint venture in 2006.

Six Months Ended June 30, 2007 and 2006

Revenues

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
QUADRAMET	$4,760	$4,244	$516	12%
PROSTASCINT	4,964	4,364	600	14%
CAPHOSOL	234	--	234	n/a
Contract revenue	4	6	(2)	(33)%
Total revenues	$9,962	$8,614	$1,348	16%

Total revenues for the first half of 2007 were $10.0 million compared to $8.6 million for the same period in 2006.  Commencing with the second quarter of 2007, we began recognizing revenue from CAPHOSOL.  Product revenues, which were comprised of sales from QUADRAMET, PROSTASCINT and CAPHOSOL in the first half of 2007 and sales from QUADRAMET and PROSTASCINT in the first half of 2006, accounted for nearly all of total revenues for the first half of each of 2007 and 2006.  Contract revenues accounted for the remainder of revenues.  We did not recognize any revenue from SOLTAMOX which we introduced to the U.S market in the second half of 2006, because shipments of this product did not meet the revenue recognition criteria under GAAP.  We will defer recognition of revenue until the right of return on this product no longer exists or until we develop sufficient historical experience to reliably estimate expected returns.  To date, we have shipped $719,000 of SOLTAMOX to wholesalers, net of returns, which we have not recorded as revenue.  Due to the remaining shelf life of twelve months or less at June 30, 2007, we believe there is a high likelihood that the product will be returned, which would result in our inability to recognize such shipments as revenue.  We cannot assure you that we will be able to successfully market SOLTAMOX or that SOLTAMOX will achieve market penetration on a timely basis or result in significant revenues for us.

QUADRAMET. QUADRAMET sales were $4.8 million for the first half of 2007, an increase of $516,000 from $4.2 million in the first half of 2006.  QUADRAMET sales accounted for 48% and 49% of product revenues for the first half of 2007 and 2006, respectively.  Unit sales for the first half of 2007 were consistent with sales for the first half of 2006.  The sales increase from the first half of the prior year period was attributable to a higher average selling price in 2007 due to price increases for QUADRAMET of 5% and 13% on September 1, 2006 and January 1, 2007, respectively.  Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe.  We are focusing on multiple key initiatives to position QUADRAMET for future growth and market penetration, including: (i) distinguishing the physical properties of QUADRAMET from first-generation agents within its class; (ii) empowering and marketing to key prescribing audiences; (iii) broadening palliative use within label beyond prostate cancer to include breast, lung and multiple myeloma; and (iv) evaluating the role of QUADRAMET in combination with other commonly used oncology agents. We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

PROSTASCINT.  PROSTASCINT sales were $5.0 million for the first half of 2007, an increase of $600,000 from $4.4 million in the first half of 2006.  PROSTASCINT sales accounted for 50% and 51% of product revenues for the second quarters of 2007 and 2006, respectively.  Unit sales for the first half of 2007 decreased 2% from the first half of 2006.  The sales increase from the first half of the prior year period was attributable to a higher average selling price in 2007 due to price increases for PROSTASCINT of 9% and 10% on September 1, 2006 and January 1, 2007, respectively. We believe recent developments in imaging resolution, emerging clinical data, and an increasing level of recognition of the value of PROSTASCINT fusion imaging support an important near- and long-term market opportunity for PROSTASCINT.  We are focusing on multiple key areas to position PROSTASCINT for future growth and market penetration, including: (i) positioning PROSTASCINT fusion imaging as the standard of care for prostate cancer imaging; (ii) generating awareness of the prognostic value of the PSMA antigen; (iii) leveraging the publication and presentation of outcomes data; and (iv) advancing image-guided applications including brachytherapy, intensity modulated radiation therapy, surgery and cryotherapy.  We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

CAPHOSOL.  CAPHOSOL sales for the first half of 2007 were $234,000, which was based on a number of factors including product sales to end-users, on-hand inventory estimates in the distribution channel, expiry dates, and data on product acceptance in the marketplace. We introduced CAPHOSOL to the U.S market in March 2007.  We have not recorded $111,000 of CAPHOSOL inventory at wholesalers as revenue.  We will defer recognition of revenue until the right of return on this product no longer exists or until we develop sufficient historical experience to reliably estimate expected returns.  When inventories in the distribution channel do not exceed targeted levels, and we have the ability to estimate product returns and discounts, we will recognize product sales upon shipment, net of discounts, returns and allowances.  We cannot assure you that we will be able to successfully market CAPHOSOL or that CAPHOSOL will achieve greater market penetration on a timely basis or result in significant revenues for us.

Operating Expenses

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
Cost of product revenue	$6,059	$4,914	$1,145	23%
General and administrative	4,804	5,255	(451)	(9)%
Selling and marketing	17,787	7,976	9,811	123%
Research and development	3,228	4,541	(1,313)	(29)%
Equity in (income) loss of joint venture	--	120	(120)	(100)%
	$31,878	$22,806	$9,072	40%

Total operating expenses for the first half of 2007 were $31.9 million compared to $22.8 million in the same period of 2006.

Cost of Product Revenues.  Cost of product revenues for the first half of 2007 and 2006 were $6.1 million and $4.9 million, respectively, and primarily reflects: (i) manufacturing and distribution costs for PROSTASCINT and QUADRAMET; (ii) royalties on our sales of products; (iii) amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003, SOLTAMOX in April 2006 and CAPHOSOL in October 2006; and (iv) $836,000 of costs associated with shipments of SOLTAMOX and CAPHOSOL to wholesalers, including a reserve of $214,000 for excess SOLTAMOX inventory with short expiry dates, and minimum royalties for SOLTAMOX that we do not have the ability to recover, if and when products are returned.  Recoverable costs related to SOLTAMOX and CAPHOSOL shipments to wholesalers for which we have not recognized revenue in accordance to GAAP, are deferred and will be recorded as cost of product revenue when those units are sold through to customers and recognized as revenue.

General and Administrative.  General and administrative expenses for the first half of 2007 were $4.8 million compared to $5.3 million in the same period of 2006.  The decrease from the prior year period is primarily due to reduced spending in 2007 for professional fees including audit and legal services.

Selling and Marketing.  Selling and marketing expenses for the first half of 2007 were $17.8 million compared to $8.0 million in the same period of 2006.  The increase from the prior year period is primarily driven by: (i) $4.4 million of costs in the first half of 2007 associated with the launch of CAPHOSOL late in the first quarter of 2007; (ii) a $1.4 million expense increase in marketing initiatives related to SOLTAMOX which we introduced in the second half of 2006; and (iii) the expanded investment for our specialty sales force and commercial support of QUADRAMET and PROSTASCINT.

Research and Development.  Research and development expenses for the first half of 2007 were $3.2 million compared to $4.5 million in the same period of 2006.  The decrease from the prior year period is primarily due to preclinical expenditures for CYT-500 incurred in 2006, partially offset by the timing of development expenditures for QUADRAMET.

Equity in Loss of Joint Venture.  Our share of the loss of the PSMA Development Company LLC, our former venture with Progenics Pharmaceuticals Inc., was $120,000 during the first half of 2006.  Such amount represented 50% of the joint venture's net losses.  We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting until April 20, 2006 when we sold our ownership interest in PDC to Progenics.  Following the sale of our interest in the joint venture in April 2006, we have no further obligations to the joint venture.

Interest Income/Expense.  Interest income for the first half of 2007 was $661,000 compared to $689,000 in the same period of 2006.  The decrease in 2007 from the prior year period was due to higher average cash balances in 2006 partially offset by higher average investment yields in 2007.  Interest expense for the first half of 2007 was $34,000 compared to $12,000 in the same period in 2006.  Interest expense includes interest on finance charges related to various equipment leases that are accounted for as capital leases and interest on amounts to be escrowed in connection with the license agreement with InPharma.

Advanced Magnetics, Inc. Litigation Settlement, Net.  In February 2007, we settled our lawsuit against Advanced Magnetics, Inc., as well as Advanced Magnetics' counterclaims against us, by mutual agreement.  Under the terms of the settlement agreement, Advanced Magnetics paid us $4.0 million and will release 50,000 shares of Cytogen common stock currently being held in escrow.  As a result of the settlement, for the six months ended June 30, 2007, we recorded a gain of $3.9 million, net of transaction costs.

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

Decrease in Warrant Liability. In connection with the sale of our common stock and warrants in July and August 2005 and November 2006, we recorded the warrants as a liability at their fair value using the Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired.  Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense.  For the six months ended June 30, 2007, we reported a gain of $2.1 million related to the decrease in fair value of these outstanding warrants since December 31, 2006, compared to a $182,000 gain for the six months ended June 30, 2006 related to the decrease in fair value of the then outstanding warrants since December 31, 2005.  The market price for our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Net Income (Loss).  We had net loss of $15.2 million for the first half of 2007, compared to $460,000 reported for the first half of 2006.  The basic and diluted net loss per share for the first half of 2007 was $0.51 based on 29.6 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.02 based on 22.5 million weighted average common shares outstanding for the same period in 2006.  The significant fluctuation in results was due to the gain on the sale of our equity interest in the joint venture in 2006, increased selling and marketing expenses in 2007 for CAPHOSOL and SOLTAMOX, partially offset by the Advanced Magnetics litigation settlement in 2007.

COMMITMENTS

We have entered into various contractual and commercial commitments.  The following table summarizes our obligations with respect to theses commitments as of June 30, 2007:

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
	(All amounts in thousands)
Capital lease obligations	$86	$84	$--	$--	$170
Facility leases	338	451	--	--	789
Research and development	160	197	150	444	951
Marketing and other obligations	1,486	2	--	--	1,488
Manufacturing contracts(1)	4,961	4,859	--	--	9,820
Minimum royalty payments(2)	1,247	3,027	3,186	4,890	12,350

Total	$8,278	$8,620	$3,336	$5,334	$25,568

(1)
Effective January 1, 2004, we entered into a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI") for QUADRAMET whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET.  Under the terms of our agreement, we are obligated to pay at least $4.9 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on a two year prior written notice.  This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two-year prior written notice.  Accordingly, we have not included commitments beyond June 30, 2009.

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

We acquired the exclusive marketing rights for SOLTAMOX in the United States under our distribution agreement with Rosemont.  The agreements with Rosemont require us to pay Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States through June 2018. The above table includes future estimated annual minimum royalties based upon tamoxifen prescriptions in the United States for the quarter ended March 31, 2007.

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

Liquidity and Capital Resources

Condensed Statement of Cash Flows:

Six Months Ended June 30, 2007
(All amounts in thousands)
Net loss	$(15,228)
Adjustments to reconcile net loss to net cash used in operating activities	393
Net cash used in operating activities	(14,835)
Net cash used in investing activities	(1,598)
Net cash provided by financing activities	21
Net decrease in cash and cash equivalents	$(16,412)

Overview

Our cash and cash equivalents were $16.1 million as of June 30, 2007, compared to $32.5 million as of December 31, 2006.  The amount of cash and cash equivalents at June 30, 2007 does not include the net proceeds of $9.1 million from the sale of equity in July 2007.  During the six months ended June 30, 2007 and 2006, net cash used in operating activities was $14.8 million and $10.0 million, respectively.  The increase in cash usage from the prior year period was primarily due to the support of marketing initiatives for our marketed products, including the commercial launch of CAPHOSOL in 2007, partially offset by the receipt of $4.0 million related to the Advanced Magnetics, Inc. settlement agreement.  We expect that our existing capital resources at June 30, 2007, along with the proceeds received from the July 2007 sale of equity, should be adequate to fund our operations and commitments into 2008.

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

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of complementary clinical stage and marketed products, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs.  We expect that our existing capital resources at June 30, 2007, along with the proceeds received from the July 2007 sale of equity, should be adequate to fund our operations and commitments into 2008.  We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated.  We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including: (i) the successful commercialization of our products; (ii) the costs associated with the acquisition of complementary clinical stage and marketed products; (iii) progress in our product development efforts and the magnitude and scope of such efforts; (iv) progress with clinical trials; (v) progress with regulatory affairs activities; (vi) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; (vii) competing technological and market developments; and (viii) the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products.  To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources.  We cannot assure you that the financial sources described above will be available when needed or at terms commercially acceptable to us.  If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

Other Liquidity Events

On June 29, 2007, we entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of our common stock and 2,907,301warrants to purchase shares of our common stock, through a private placement offering.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months and ending five years after their issuance.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In exchange for $1.74, the purchasers received one share of common stock and warrants to purchase .5 shares of common stock.  The transaction closed on July 6, 2007. The offering provided us net proceeds of approximately $9.1 million to the Company.  The placement agents in this transaction received (i) a cash fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of our common stock having an exercise price of $2.23 per share and exercisable beginning six months and ending five years after their issuance.  In connection with this sale, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of the shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the purchase price paid by the investors ($10.1 million) for each monthly period that the registration statement is not effective, up to 10%.  On July 23, 2007, we filed the registration statement with the SEC. We are evaluating the accounting for this transaction under EITF 00-19 and 00-19-2 and may be required to classify the fair value of the warrants or liquidated damages as a liability.

On November 10, 2006, we sold to certain institutional investors 7,092,203 shares of our common stock and 3,546,107 warrants to purchase shares of our common stock.  The warrants have an exercise price of $3.32 per share and are exercisable beginning six months and ending five years after their issuance.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In connection with this sale, we entered into a Registration Rights Agreement with the investors under which, we were obligated to file a registration statement with the SEC for the resale of the shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or three years from closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $20 million for each thirty-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.  We concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of June 30, 2007.

On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia.  Under the terms of the Agreement, we are obligated to pay InPharma $1.0 million after six months, which was paid on April 11, 2007 and place $400,000 into an escrow account.  In addition, we are obligated to pay InPharma royalties based on a percentage of net sales and future milestone payments of up to an aggregate of $49.0 million, of which payments totaling $35 million are based upon annual sales first reaching levels in excess of $30 million.  For six months ended June 30, 2007, we recorded $50,000 of royalties to InPharma.  We are also obligated to pay a finder's fee based upon a percentage of milestone payments made to InPharma.

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

In September 2006, we entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility.  Under the terms of the agreement, we anticipate paying at least an aggregate of $3.9 million through the end of the term of contract, of which $2.4 million of an aggregate $2.9 million, was incurred during the six months ended June 30, 2007.

On April 21, 2006, we entered into a distribution agreement with Savient granting us exclusive marketing rights for SOLTAMOX in the United States.  In addition, we entered into a supply agreement with Savient and Rosemont for the manufacture and supply of SOLTAMOX.  Our agreements with Savient were subsequently assigned to Rosemont by Savient.  Under the terms of the agreements, we may pay contingent sales-based payments of up to a total of $4.0 million to Rosemont.  We are also required to pay Rosemont royalties on net sales of SOLTAMOX.  Beginning in 2007, we are obligated to pay Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States.  For the six months ended June 30, 2007, we recorded $211,000 in royalties to Rosemont. Unless terminated earlier, each of the distribution and supply agreements will terminate upon the expiration of the last to expire patent covering SOLTAMOX in the United States, which is currently June 2018.  In the event the tamoxifen prescriptions for an agreed upon period of time are less than the pre-established minimum, the agreement may be terminated if we are unable to reach an agreement with Rosemont to amend the terms of the contract to account for such impact.

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

Effective January 1, 2004, we entered into a manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET.  Under the terms of the new agreement, we are obligated to pay at least $4.9 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on two years prior written notice.  During the six months ended June 30, 2007, we incurred $2.4 million of manufacturing costs for QUADRAMET.  This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two year prior written notice.  We also pay BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service.

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

For new products launches such as CAPHOSOL and SOLTAMOX, which we introduced in March 2007 and August 2006, respectively, our policy is to recognize revenue based on a number of factors, including product sales to end-users, on-hand inventory estimates in the distribution channel, and the data to determine product acceptance in the marketplace to estimate product returns.  When inventories in the distribution channel do not exceed targeted levels, and we have the ability to estimate product returns and discounts, we will recognize product sales upon shipment, net of discounts, returns and allowances.

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

Given our commitment to effectively managing our resources, we are continually assessing our investments in product strategies.  Based on our review of our intangible assets as of June 30, 2007 in light of those strategies, we did not recognize any impairment charges during the quarter ended June 30, 2007.  We continue to monitor product performance, especially as pertains to SOLTAMOX, and will reevaluate the expected cash flows and fair value of our intangible assets quarterly.

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

Recent Accounting Pronouncements

Advance Payments for Goods or Services

In June 2007, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") Issue No. 07-3, "Accounting for Advance Payments for Goods or Services To Be Used in Future Research and Development" (EITF 07-03), which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payment for goods or services that will be used or rendered for future research and development activities should be defined and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  We are currently assessing the potential impacts on our consolidated financial statements upon adoption of EITF 07-03.

Fair Value Option

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" (SFAS 159), which will become effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits entities to measure eligible financial assets and financial liabilities at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.  We will adopt SFAS 159 in fiscal year 2008 and are evaluating if we will elect the fair value option for any of our eligible financial instruments.

Fair Value Measurement

In September 2006, the FASB finalized SFAS No. 157, "Fair Value Measurements" (SFAS 157) which will become effective in fiscal year 2008.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements; however, it does not require any new fair value measurements.  The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of 2008 and is not expected to have a material effect on our consolidated financial statements.

Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain income position.  A "tax position" is a position taken on a previously filed tax return, or expected to be taken in a future tax return that is reflected in the measurement of current and deferred tax assets or liabilities for interim or annual periods. A tax position can result in a permanent reduction of income taxes payable, a deferral of income taxes to future periods, or a change in the expected ability to realize deferred tax assets.  A change in net assets that results from adoption of FIN 48 is recorded as an adjustment to retained earnings in the period of adoption.  The adoption of FIN 48 did not have any impact on our consolidated financial statements.

On May 2, 2007, the FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance, which is effective immediately, also had no impact on our consolidated financial statements as of and for the three and six month periods ended June 30, 2007.

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

Item 4.    Controls and Procedures

(a)  Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our controls and procedures were effective.

(b)  Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 1A.    Risk Factors

This section sets forth changes in the risks factors previously disclosed in our Annual Report on Form 10-K due to our activities during the quarter ended June 30, 2007.

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

Given the high level of expenditures associated with our business and our inability to generate revenues sufficient to cover such expenditures, we have had a history of operating losses since our inception.  We had net losses of $10.4 million and $15.2 million for the three and six months ended June 30, 2007.  We had an accumulated deficit of $443 million as of June 30, 2007.  We expect that our existing capital resources at June 30, 2007, along with the proceeds received from the July 2007 sale of equity, should be adequate to fund our operations and commitments into 2008.

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

We expect QUADRAMET and PROSTASCINT to account for substantially all of our product revenues in the near future.  For the quarter ended June 30, 2007, revenues from QUADRAMET and PROSTASCINT accounted for approximately 47% and 49%, respectively, of our product revenues. For the six months ended June 30, 2007, revenues from QUADRAMET and PROSTASCINT accounted for approximately 48% and 50%, respectively, of our product revenues.  If QUADRAMET or PROSTASCINT does not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

We will depend on market acceptance of SOLTAMOX and CAPHOSOL for future revenues.

On April 21, 2006, we and Savient entered into a distribution agreement granting us exclusive marketing rights for SOLTAMOX in the United States.  We introduced SOLTAMOX to the U.S. oncology market in the second half of 2006.  Through June 30, 2007, we have not recognized any revenues from SOLTAMOX.

On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive marketing rights for CAPHOSOL in North America.  We introduced CAPHOSOL late in the first quarter of 2007.  Through June 30, 2007, we have recognized $234,000 of revenues from CAPHOSOL.

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

We sell our products to a small number of radiopharmacy networks.  During the six months ended June 30, 2007, we received 63% of our total revenues from three customers, as follows: 41% from Cardinal Health (formerly Syncor International Corporation); 15% from Mallinckrodt Inc.; and 7% from GE Healthcare (formerly Amersham Health).  During the year ended December 31, 2006, we received 64% of our total revenues from three customers, as follows: 41% from Cardinal Health; 14% from Mallinckrodt Inc.; and 9% from GE Healthcare.  During the year ended December 31, 2005, we received 67% of our total revenues from three customers, as follows: 47% from Cardinal Health; 11% from Mallinckrodt Inc.; and 9% from GE Healthcare.

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

In April 2006, we executed a distribution agreement with Savient granting us exclusive marketing rights for SOLTAMOX in the United States.  SOLTAMOX, an oral liquid hormonal therapy, is approved for marketing in the United States.  We introduced SOLTAMOX in the United States in the second half of 2006 and, through June 30, 2007, we have not recognized any revenues from SOLTAMOX.

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

Our cash and cash equivalents were $16.1 million at June 30, 2007.  We expect that our existing capital resources at June 30, 2007, along with the net proceeds of $9.1 million received from the July 2007 sale of equity, should be adequate to fund our operations and commitments into 2008.

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

As of August 1, 2007, we had 35,473,957 shares of our common stock issued and outstanding, all of which are either eligible to be sold under SEC Rule 144 or are in the public float or are in the process of being registered with the SEC.  In addition, we have registered shares of our Common Stock underlying warrants previously issued on numerous Form S-3 registration statements, and we have also registered shares of our common stock underlying options granted or to be granted under our stock option plans.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

In the event that we are unable to maintain compliance with all relevant NASDAQ Listing Standards, our securities may be subject to delisting from the NASDAQ Global Market.  If such delisting occurs, the market price and market liquidity of our common stock may be adversely affected.  Such listing standards include, among other things, requirements related to the market value of our listed securities and publicly-held shares, and the minimum bid price for such shares.  The minimum bid requirement is $1.00 per share.  On August 6, 2007, the closing sale price of our common stock as reported by NASDAQ was $1.32.

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

We will be obligated to pay liquidated damages if our recently filed registration statement is not declared effective within a certain period of time.

On June 28, 2007, we entered into a securities purchase agreement with certain purchasers for the sale of common stock and warrants to purchase our common stock in a private placement. In connection with the securities purchase agreement, we entered into a registration rights agreement in which we were obligated to file a registration statement within 30 days after the date of the securities purchase agreement. Such registration statement was filed on July 23, 2007.  We will be obligated to pay each purchaser liquidated damages if:

•	the registration statement is not declared effective by September 26, 2007;

•
we fail to file with the SEC an acceleration request of the registration statement within five trading days of the date that we are notified by the SEC that such registration statement will not be subject to further review;

•
we fail to file a pre-effective amendment and otherwise respond in writing to comments made by the SEC in respect of such registration statement within 15 trading days after the receipt of comments by or notice from the SEC that such amendment is required in order for such registration statement to be declared effective;

•	all of the securities sold in the private placement are not registered for resale pursuant to one or more effective registration statements on or before June 30, 2008; or

•
after the effectiveness, such registration statement ceases for any reason to remain continuously effective as to all securities sold in the private placement for which it is required to be effective, or the purchasers are not permitted to utilize the prospectus in such registration statement for more than ten trading days or more than an aggregate of 20 trading days during any 12-month period.

The liquidated damages are equal to 1% of the aggregate purchase price paid by each purchaser for any issued and outstanding unregistered securities then held by such purchaser.  We are not liable for liquidated damages for shares issued pursuant to the warrants sold in the private placement and the maximum aggregate liquidated damages payable to a purchaser shall be 10% of the aggregate amount invested by such purchaser.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2007, we entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of our common stock and 2,907,301warrants to purchase shares of our common stock, through a private placement offering.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months and ending five years after their issuance.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In exchange for $1.74, the purchasers received one share of common stock and warrants to purchase .5 shares of common stock.  The transaction closed on July 6, 2007. The offering provided us with net proceeds of approximately $9.1 million.  The placement agents in this transaction received (i) a cash fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of Cytogen common stock having an exercise price of $2.23 per share and exercisable beginning six months and ending five years after their issuance. We believe that the issuance of the foregoing securities were exempt from registration under Section 4(2) of the Securities Act of 1933.  In connection with this sale, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of the shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the purchase price paid by the investors ($10.1 million) for each monthly period that the registration statement is not effective, up to 10%.  On July 23, 2007, we filed the registration statement with the SEC.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 13, 2007, we held our annual meeting of stockholders to: (i) elect nine directors; (ii) consider and vote upon a proposal to amend our 2004 Non-Employee Director Stock Incentive Plan to increase the maximum aggregate number of shares of common stock available for issuance thereunder from 375,000 to 750,000; (iii) consider and vote upon a proposal to approve an amendment to our Certificate of Incorporation to increase the total authorized shares of common stock, $0.01 par value per share, of the Company from 50,000,000 to 100,000,000; and (iv) transact such other business as may come before the meeting.

There were represented at our annual meeting, either in person or by proxy, 22,344,095  shares of our common stock out of a total number of 29,623,985 shares of common stock issued and outstanding and entitled to vote at the meeting.

The following tables set forth information regarding the number of votes cast for, withheld, abstentions and broker non-votes, with respect to each matter presented at the meeting.

(i)          Election of Directors:

Nominees	For	Withheld	Abstentions	Broker Non-Votes
John E. Bagalay, Jr.	21,609,689	734,405	N/A	N/A
Michael D. Becker	21,761,090	583,004	N/A	N/A
Allen Bloom	21,608,936	735,158	N/A	N/A
Stephen K. Carter	21,779,870	564,224	N/A	N/A
James A. Grigsby	21,764,116	579,978	N/A	N/A
Robert F. Hendrickson	21,600,598	743,496	N/A	N/A
Dennis H. Langer	21,601,037	743,057	N/A	N/A
Kevin G. Lokay	21,603,893	740,201	N/A	N/A
Joseph A. Mollica	21,784,058	560,036	N/A	N/A

(ii)
Proposal to approve an amendment to our 2004 Non-Employee Director Stock Incentive Plan to increase the maximum aggregate number of shares of common stock available for issuance thereunder from 375,000 to 750,000:

For	Against	Abstentions	Broker Non-Votes
4,392,226	910,816	36,799	17,004,214

(iii)	Proposal to approve an amendment to our Certificate of Incorporation to increase the total authorized shares of common stock, $0.01 par value per share, of the Company from 50,000,000 to 100,000,000:

For	Against	Abstentions	Broker Non-Votes
20,280,233	1,957,377	106,485	-0-

Item 6.                                Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment to Restated Certificate of Incorporation dated June 13, 2007. Filed herewith.
10.1

Securities Purchase Agreement between the Company and each of the Purchasers dated as of June 28, 2007. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 2, 2007, and incorporated herein by reference.

10.2

Form of Common Stock Purchase Warrant issued by the Company in favor of each Purchaser. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 2, 2007, and incorporated herein by reference.

10.3

Registration Rights Agreement between the Company and each of the Purchasers dated as of June 28, 2007. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 2, 2007, and incorporated herein by reference.

10.4

Engagement Agreement between the Company, Rodman & Renshaw, LLC and Roth Capital Partners, LLC. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 11, 2007, and incorporated herein by reference.

10.5	Cytogen Corporation 2004 Non-Employee Director Stock Incentive Plan, as amended. Filed herewith.
31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

31.2

Certification of Senior Vice President, Finance, and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2

Certification of Senior Vice President, Finance, and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	CYTOGEN CORPORATION

	By:	/s/ MICHAEL D. BECKER
Michael D. Becker,
President and Chief Executive Officer

Date: August 9, 2007	CYTOGEN CORPORATION

	By:	/s/ KEVIN J. BRATTON
Kevin J. Bratton
Senior Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Amendment to Restated Certificate of Incorporation dated June 13, 2007. Filed herewith.
10.1

Securities Purchase Agreement between the Company and each of the Purchasers dated as of June 28, 2007. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 2, 2007, and incorporated herein by reference.

10.2

Form of Common Stock Purchase Warrant issued by the Company in favor of each Purchaser. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 2, 2007, and incorporated herein by reference.

10.3

Registration Rights Agreement between the Company and each of the Purchasers dated as of June 28, 2007. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 2, 2007, and incorporated herein by reference.

10.4

Engagement Agreement between the Company, Rodman & Renshaw, LLC and Roth Capital Partners, LLC. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 11, 2007, and incorporated herein by reference.

10.5	Cytogen Corporation 2004 Non-Employee Director Stock Incentive Plan, as amended. Filed herewith.
31.1

Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

31.2

Certification of Senior Vice President, Finance, and Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Filed herewith.

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.2

Certification of Senior Vice President, Finance, and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Furnished herewith.