Form 10-Q
period 2007-09-30
CYTOGEN CORP
filed 2007-11-14
CIK 725058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-14879

Cytogen Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	22-2322400
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
                    ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock, $.01 par value	Outstanding at November 8, 2007: 35,512,651

CYTOGEN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
SEPTEMBER 30, 2007

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

PART I  - FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements (unaudited)

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share and per share data)
(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$16,965	$32,507
Restricted cash	--	1,100
Accounts receivable, net	2,235	2,113
Inventories	5,632	2,538
Prepaid expenses	1,328	1,571
Other current assets	36	156

Total current assets	26,196	39,985

Property and equipment, less accumulated depreciation and amortization of $1,580 and $1,409 at September 30, 2007 and December 31, 2006, respectively	1,033	691
Product license fees, less accumulated amortization of $3,273 and $2,577 at September 30, 2007 and December 31, 2006, respectively	8,916	11,612
Other assets	1,965	2,065

	$38,110	$54,353

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of long-term liabilities	$84	$64
Accounts payable and accrued liabilities	10,836	10,104

Total current liabilities	10,920	10,168

Warrant liabilities	2,219	6,464
Other long-term liabilities	66	59
Total liabilities	13,205	16,691

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,400,000 shares authorized-Series C Junior Participating Preferred Stock, $.01 par value, 200,000 shares authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 100,000,000 and 50,000,000 shares authorized, 35,512,651 and 29,605,631 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	355	296
Additional paid-in capital	472,521	465,016
Accumulated other comprehensive income	45	20
Accumulated deficit	(448,016)	(427,670)

Total stockholders' equity	24,905	37,662

	$38,110	$54,353

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Product revenue:
QUADRAMET	$2,482	$1,998	$7,242	$6,242
PROSTASCINT	2,229	2,171	7,193	6,535
CAPHOSOL	409	--	643	--
Total product revenue	5,120	4,169	15,078	12,777

Contract revenue	2	3	6	9

Total revenues	5,122	4,172	15,084	12,786

Operating expenses:
Cost of product revenue	3,174	2,631	9,233	7,545
Impairment of intangible asset	1,767	--	1,767	--
General and administrative	2,736	2,701	7,540	7,956
Selling and marketing	6,894	4,036	24,681	12,012
Research and development	1,466	1,040	4,694	5,581
Equity in loss of joint venture	--	--	--	120

Total operating expenses	16,037	10,408	47,915	33,214

Operating loss	(10,915)	(6,236)	(32,831)	(20,428)

Interest income	271	384	933	1,073
Interest expense	(11)	(8)	(45)	(20)
Advanced Magnetics, Inc. litigation settlement, net	--	--	3,946	--
Gain on sale of equity interest in joint venture	--	--	--	12,873
Decrease in value of warrant liabilities	5,536	122	7,651	304

Net loss	$(5,119)	$(5,738)	$(20,346)	$(6,198)

Basic and diluted net loss per share	$(0.15)	$(0.26)	$(0.65)	$(0.28)

Basic and diluted weighted-average common shares outstanding	35,099	22,494	31,483	22,481

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,346)	$(6,198)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,300	933
Decrease in value of warrant liabilities	(7,651)	(304)
Share-based compensation expense	1,323	1,359
Increase (decrease) in provision for doubtful accounts	58	(4)
Gain on sale of equity interest in joint venture	--	(12,873)
Reserve for excess inventory	366	--
Impairment of intangible asset	1,767	--
Other	47	(14)
Changes in assets and liabilities:
Accounts receivable	(180)	(55)
Inventories	(3,442)	1,808
Other assets	1,598	(399)
Accounts payable and accrued liabilities	1,742	1,331

Net cash used in operating activities	(23,418)	(14,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of product rights	(1,000)	(2,000)
Purchases of property and equipment	(711)	(103)
Proceeds from sale of equity interest in joint venture	--	13,132

Net cash provided by (used in) investing activities	(1,711)	11,029

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,603	52
Proceeds from issuance of warrants	3,041	--
Payment of long-term liabilities	(57)	(30)

Net cash provided by financing activities	9,587	22

Net decrease in cash and cash equivalents	(15,542)	(3,365)

Cash and cash equivalents, beginning of period	32,507	30,337

Cash and cash equivalents, end of period	$16,965	$26,972

Supplemental disclosure of non-cash information:
Capital lease of equipment	$84	$96
Unrealized holding gain on marketable securities	$25	$41
Issuance of warrants to placement agents	$365	$--

Supplemental disclosure of cash information:
Cash paid for interest	$22	$20

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. THE COMPANY

Background

Cytogen Corporation (the "Company") is a specialty pharmaceutical company dedicated to advancing the treatment and care of patients by building, developing, and commercializing a portfolio of oncology products.  The Company's specialized sales force currently markets two therapeutic products and one diagnostic product to the U.S. oncology market.  CAPHOSOL is an electrolyte solution for the treatment of oral mucositis and dry mouth that is approved in the U.S. as a prescription medical device.  QUADRAMET (samarium Sm-153 lexidronam injection) is approved for the treatment of pain in patients whose cancer has spread to the bone.  PROSTASCINT (capromab pendetide) is a PSMA-targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer.  The Company also currently has U.S. commercial rights to SOLTAMOX (tamoxifen citrate), a liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings (see Note 2).

Cytogen has a history of operating losses since its inception.  The Company currently relies on two products, PROSTASCINT and QUADRAMET, for substantially all of its current revenues.  The Company will depend on market acceptance of CAPHOSOL for potential new revenues.  If CAPHOSOL does not achieve market acceptance, either because the Company fails to effectively market such product or competitors introduce competing products, the Company will not be able to generate sufficient revenue to become profitable.  The Company has, from time to time, stopped selling certain products that the Company previously believed would generate significant revenues.  The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals.  In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary technologies for the Company to sell and market to others.  The Company is also subject to revenue and credit concentration risks as a small number of its customers account for a high percentage of total revenues and corresponding receivables.  The loss of one of these customers or changes in their buying patterns could result in reduced sales, thereby adversely affecting the operating results.

The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend, substantial funds to implement its planned product development efforts, including acquisition of complementary clinical stage and marketed products, research and development, clinical studies and regulatory activities, and to further the Company's marketing and sales programs including new product launches.  The Company expects its existing capital resources at September 30, 2007 should be adequate to fund operations and commitments into the first quarter of 2008.  The Company cannot assure you that its business or operations will not change in a manner that would consume available resources more rapidly than anticipated.  The Company expects that it will have additional requirements for debt or equity capital, irrespective of whether and when profitability is reached, for further product development costs, product and technology acquisition costs, and working capital.

The Company expects that it will need to raise additional capital by the end of the first quarter of 2008.  If the Company is unable to raise additional  financing, it could be required to reduce its capital expenditures, scale back its sales and marketing or research and development plans, reduce its workforce, license to others products or technologies the Company would otherwise seek to commercialize itself and sell certain assets.  There can be no assurance that the Company can obtain equity financing, if at all, on terms acceptable to the Company.

On November 5, 2007, the Company announced that it had engaged an investment banking firm to assist the Company in identifying and evaluating strategic alternatives intended to enhance the future growth potential of the Company’s pipeline and maximize shareholder value.  There can be no assurance that this evaluation will lead to any specific action or transaction. There can be no assurance that the plan to identify and evaluate strategic alternatives will provide greater value to the Company’s stockholders than that reflected in the current stock price.

On November 5, 2007, the Company received notification from The NASDAQ Stock Market, or NASDAQ, that the Company is not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5).  The closing price of Cytogen’s common stock has been below $1.00 per share since September 24, 2007.  The letter states that the Company has 180 calendar days, or until May 5, 2008, to regain compliance with the minimum bid price requirement of $1.00 per share.  The Company can achieve compliance, if at any time before May 5, 2008, its common stock closes at $1.00 per share or more for at least 10 consecutive business days.  If compliance with NASDAQ’s Marketplace Rules is not achieved by May 5, 2008, NASDAQ will provide notice that the Company’s common stock will be delisted from the NASDAQ Global Market.  In the event of such notification, the Company would have an opportunity to appeal NASDAQ’s determination.   If faced with delisting, the Company may submit an application to transfer the listing of its common stock to the NASDAQ Capital Market.  There can be no assurance that the Company will be able to maintain the listing of its Common Stock on the NASDAQ Global Market.

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

Restricted Cash

In connection with the Company's license agreement with InPharma executed in October 2006, the Company pledged $1.1 million as collateral to secure a letter of credit for $1.0 million in favor of InPharma to guarantee Cytogen's payment obligation of $1.0 million, which was paid on April 11, 2007 (see Note 7).  The cash collateral was released from restriction upon the expiration of the letter of credit on April 17, 2007.

Inventories

The Company's inventories include PROSTASCINT and CAPHOSOL with the majority of the inventories related to PROSTASCINT.  Inventories are stated at the lower of cost or market as determined using the first-in, first-out method and consisted of the following (all amounts in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$82	$325
Work-in-process	3,623	1,296
Finished goods	1,927	917
	$5,632	$2,538

Due to short-dating of current product and limited end user demand, SOLTAMOX inventory was fully reserved as of September 30, 2007 (see Note 2).

Net Loss Per Share

Basic net loss per common share is calculated by dividing the Company's net loss by the weighted-average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three and nine month periods ended September 30, 2007 and 2006 because the inclusion of common stock equivalents, which consist of nonvested shares, warrants and options to purchase shares of the Company's common stock, would be antidilutive due to the Company's losses.

Other Comprehensive Income or Loss

Other comprehensive income consisted of unrealized holding gains on marketable securities. For the three months ended September 30, 2007, the unrealized holding gain for these securities was $12,000 and, as a result, the comprehensive loss for the three months ended September 30, 2007 was $5,107,000. For the nine months ended September 30, 2007, the unrealized holding gain for these securities was $25,000 and, as a result, the comprehensive loss for the nine months ended September 30, 2007 was $20,321,000.  For the three months ended September 30, 2006, there was no unrealized holding gain or loss for these securities and, as a result, the comprehensive loss for the three months ended September 30, 2006 was $5,738,000, the same as net loss. For the nine months ended September 30, 2006, the unrealized holding gain of the securities was $41,000 and as a result, the comprehensive loss for the nine months ended September 30, 2006 was $6,157,000.

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

On May 2, 2007, the FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance, which is effective immediately, had no impact on the Company's consolidated financial statements as of and for the three and nine month periods ended September 30, 2007.

Reclassification

Certain amounts in prior year's consolidated financial statements have been reclassified to conform to the current year presentation.

2. IMPAIRMENT OF ASSETS

The Company assesses the carrying value of its intangible assets when circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Due to continued limited end-user demand, uncertainty regarding future market penetration, the decision this quarter to reallocate sales and marketing resources to other products, and inventory dating issues, the Company assessed the recoverability of the carrying amount of its SOLTAMOX license and determined an impairment existed as of September 30, 2007. Accordingly, during the third quarter of 2007, Cytogen recorded a non-cash impairment charge of approximately $1.8 million to write-down this asset to zero. SOLTAMOX is a liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings.

In addition, the Company recorded a reserve for excess SOLTAMOX inventory in the amount of $84,000 and $298,000 during the three and nine month periods ended September 30,

2007, respectively.  The Company also recorded a charge of $64,000 relating to future estimated minimum royalty obligations for SOLTAMOX in the accompanying consolidated statement of operations for the three months ended September 30, 2007.

3. SHARE-BASED COMPENSATION

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

For the three and nine months ended September 30, 2007 and 2006, the Company recorded share-based compensation expenses as follows (all amounts in thousands):

	Three Months Ended September 30,
	2007	2006

General and administrative	$258	$335
Selling and marketing	55	147
Research and development	54	105
	$367	$587

	Nine Months Ended September 30,
	2007	2006

General and administrative	$807	$892
Selling and marketing	229	310
Research and development	177	157
	$1,213	$1,359

The weighted-average grant date fair value per share of the options granted under the Cytogen stock option plans during the three and nine months ended September 30, 2007 is estimated at $1.10 and $1.77 per share, respectively, as compared to $1.72 and $2.71 per share in the same periods of 2006, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007

Expected life (years)	5.98	6.32
Expected volatility	79%	85%
Dividend yield	0%	0%
Risk-free interest rate	5.03%	4.79%
Options granted	59,000	875,500
Nonvested shares granted	20,000	265,000

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006

Expected life (years)	5.96	6.48
Expected volatility	91%	97%
Dividend yield	0%	0%
Risk-free interest rate	4.92%	4.94%
Options granted	33,750	585,350
Nonvested shares granted	5,000	76,800

The compensation costs for nonvested share awards are based on the fair value of Cytogen common stock on the date of grant.  The weighted-average grant date fair value per share of nonvested share awards granted during the three and nine month periods ended September 30, 2007 was $1.59 and $2.28, respectively, as compared to $2.18 and $3.47 in the same periods in 2006, respectively.

On June 13, 2007, the Company's stockholders approved an amendment to the Company's 2004 Non-Employee Director Stock Incentive Plan to increase the maximum aggregate number of shares of common stock available for issuance under such plan from 375,000 to 750,000.  The Company has reserved an additional 375,000 shares of its common stock for issuance in connection with such increase.

4. LAUREATE PHARMA, L.P.

In September 2006, the Company entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility.  Under the terms of the agreement, the Company anticipates it will pay at least an aggregate of $3.9 million through the end of the term of contract.  Approximately $3.5 million has been incurred under this agreement through September 30, 2007, and was recorded as inventory when purchased, of which $523,000 and $3.0 million were recorded during the three and nine month periods ended September 30, 2007, respectively.

5. WARRANT LIABILITY

In July and August 2005, the Company sold to certain institutional investors shares of common stock and warrants to purchase 776,096 shares of its common stock having an exercise price of $6.00 per share.  These warrants are exercisable beginning six months and ending ten years after their issuance.  The shares of common stock underlying the warrants were registered under the Company's existing shelf registration statement.  The Company is required to maintain the effectiveness of the registration statement as long as any warrants are outstanding.

Under Emerging Issues Task Force No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), to qualify as permanent equity, the warrant must permit the issuer to settle in unregistered shares.  The Company does not have that ability under the securities purchase agreement for the warrants issued in July and August 2005 and therefore the warrants are classified as a liability in the accompanying consolidated balance sheets.

In November 2006, the Company sold to certain institutional investors shares of its common stock and warrants to purchase 3,546,107 shares of its common stock with an exercise price of $3.32 per share.  These warrants are exercisable beginning six months and ending five years after their issuance.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  As a result, the warrants cannot be classified as permanent equity and are instead classified as a liability at their fair value in the accompanying consolidated balance sheet.

In July 2007, the Company sold to certain institutional investors 5,814,600 shares of its common stock and warrants to purchase 2,907,301shares of its common stock with an exercise price of $2.23 per share (see Note 12).  The Company also issued warrants to purchase 348,876 shares of its common stock to the placement agents, in addition to the cash compensation.  These warrants are exercisable beginning six months after their issuance and ending five years after they become exercisable.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  As a result, the warrants cannot be classified as permanent equity and are instead classified as a liability at their fair value in the accompanying consolidated balance sheet.

The Company recorded the warrant liabilities at their fair value at each reporting date using the Black-Scholes option-pricing model with the following weighted-average assumptions:
	September 30, 2007	September 30, 2006
Dividend yield	0%	0%
Expected volatility	75%	108%
Expected life(1)	4.98 years	8.8 years
Risk-free interest rate	4.29%	4.69%
Company Common Stock Price	$0.79	$2.35
Outstanding warrants	7,578,380	776,096

(1)
The remaining expected life assumptions at September 30, 2007 and 2006 for the warrants issued in July and August 2005 were 7.8 years and 8.8 years, respectively.  The expected life assumption at September 30, 2007 for the warrants issued in November 2006 was 4.1 years. The expected life assumption at September 30, 2007 for the warrants issued in July 2007 was 5.2 years.

Warrants not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expire.  Changes in the fair value of the warrants issued as described above will be reported in the consolidated statements of operations as non-operating income or expense.  At September 30, 2007, the Company reported gains of $5.5 million and $7.7 million for the three and nine months ended September 30, 2007, respectively, compared to $122,000 and $304,000 for the same periods in 2006, respectively.

In connection with the sale of Cytogen shares and warrants in November 2006, the Company entered into a Registration Rights Agreement with the investors under which the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  The Company is also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or three years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $20 million for each thirty-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.  The Company concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of December 31, 2006 and September 30, 2007.

In connection with the sale of Cytogen shares and warrants in July 2007, the Company entered into a Registration Rights Agreement with the investors under which the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  The Company is also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the SEC declared the registration statement effective.  The Company concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of September 30, 2007.

6. ONCOLOGY THERAPEUTICS NETWORK, J.V.

In January 2007, the Company amended the revised purchase and supply agreement with Oncology Therapeutics Network, J.V. ("OTN") dated June 20, 2006, as revised in August 2006, appointing OTN as the exclusive warehousing agent and non-exclusive distributor of CAPHOSOL.  Under the terms of the revised agreement, the Company pays OTN management fees based upon a percentage of the value of CAPHOSOL shipped during the period.  In November 2007, McKesson Corporation acquired OTN.  The Company does not anticipate any disruption in OTN's performance of its obligation to warehouse and distribute CAPHOSOL.

7. INPHARMA AS

On October 11, 2006, the Company and InPharma entered into a license agreement granting the Company exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia.  Under the terms of the agreement, the Company was obligated to pay InPharma $1.0 million upon the six-month anniversary of the execution of the agreement, which payment was made on April 11, 2007.  In addition, the Company is obligated to pay InPharma royalties based on a percentage of net sales and future milestone payments of up to an aggregate of $49 million, of which payments totaling $35 million are based upon annual sales first reaching levels in excess of $30 million.  The Company is also obligated to pay a finder's fee based upon a percentage of milestone payments made to InPharma.  On August 30, 2007, the Company and InPharma amended the license agreement to restructure the amounts payable by the Company upon the exercise of  the option for the European marketing rights.  The Company currently is seeking a strategic partner to market CAPHOSOL in Europe.

8. HOLOPACK VERPACKUNGSTECHNIK GMBH

In February 2007, the Company entered into a non-exclusive manufacturing agreement with Holopack Verpackungstechnik GmbH for the manufacture of CAPHOSOL.  The agreement has a term of two years and automatically renews for an additional year.  The agreement is terminable by Holopack or the Company with three months notice prior to the end of each term period.

9. LITIGATION

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

On November 7, 2007, Eastern Virginia Medical School (“EVMS”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia.  In the complaint, EVMS purports that the Company’s PROSTASCINT product infringes a patent owned by EVMS and previously licensed to the Company under an agreement between EVMS and the Company entered into in 1991.  The Company is investigating the merits of these claims and intends to conduct a vigorous defense of such claims, if appropriate.  However, given the early stage of such litigation and the uncertainties associated with legal proceedings, especially with patent litigation, the Company is unable to estimate the ultimate financial impact, if any, to its results of operations and financial condition.

In addition, the Company is, from time to time, subject to claims and suits arising in the ordinary course of business.  In the opinion of management, the ultimate resolution of any such current matters would not have a material effect on the Company's financial condition, results of operations or liquidity.

10. INCOME TAXES

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

On May 2, 2007, the FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance, which was effective immediately, also had no impact on the Company's consolidated financial statements as of and for the three and nine month periods ended September 30, 2007.

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

The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense.  At September 30, 2007, the Company has no uncertain tax positions, and no amounts recorded for interest or penalties included in the financial statements.

The Company does not anticipate any events in the next 12-month period that would require it to record a liability related to any uncertain income tax positions as prescribed by FIN 48.

11. INCREASE IN AUTHORIZED COMMON STOCK

On June 13, 2007, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the total authorized shares of common stock of the Company from 50,000,000 to 100,000,000 shares.

12. SALE OF COMMON STOCK AND WARRANTS

On June 29, 2007, the Company entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of its common stock and warrants to purchase 2,907,301shares of its common stock, through a private placement offering.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months after their issuance and ending five years after they become exercisable.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  As a result, the warrants cannot be classified as permanent equity and are instead classified as a liability at their fair value in the accompanying consolidated balance sheet (see Note 5).  In exchange for $1.74, the purchasers received one share of common stock and a warrant to purchase .5 share of common stock.  The transaction closed on July 6, 2007. The offering provided net cash proceeds of approximately $9.3 million to the Company.  The placement agents in this transaction received (i) a cash fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of Cytogen common stock having an exercise price of $2.23 per share and exercisable beginning six months after their issuance and ending five years after they become exercisable.  In connection with this sale, the Company entered into a Registration Rights Agreement with the investors under which the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  The Company is also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the SEC declared the registration statement effective.  The Company concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of September 30, 2007.

13. SUBSEQUENT EVENT

On November 12, 2007, the Company announced that the Board of Directors had accepted the resignation of Michael D. Becker, President, Chief Executive Officer and director of the Company from his executive officer and director positions with the Company, effective November 9, 2007.  Mr. Becker has resigned to pursue another executive position, but will remain an employee of the Company through November 21, 2007.  The Company also announced the resignation of William J. Thomas, Senior Vice President and General Counsel, from his executive officer positions, effective November 16, 2007.  Mr. Thomas has resigned to pursue another general counsel position.  The two resignations are unrelated.  Messrs. Becker and Thomas are not receiving any severance payments.

On November 12, 2007, the Board of Directors appointed Kevin G. Lokay, a current member of the Company’s Board of Directors, to replace Mr. Becker and immediately assume the position of President and Chief Executive Officer.  Mr. Lokay has served on the Company’s Board of Directors since January 2001 and will remain a member of the Board.

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms.  These forward-looking statements include statements regarding the growth and market penetration for CAPHOSOL, QUADRAMET and PROSTASCINT, our ability to obtain favorable coverage and reimbursement rates from government-funded and third party payors for our products, increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for CAPHOSOL, QUADRAMET and PROSTASCINT, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Quarterly Report on Form 10-Q that are not historical facts.  Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement.  We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements.  Factors that could cause actual results to differ materially, include: the risk of not raising additional capital by the end of the first quarter of 2008, which may lead to reduced capital expenditures, scaled back sales and marketing or research and development plans, workforce reductions or the out-licensing or sale of certain proprietary assets; the risk of successfully identifying, evaluating, and executing strategic transactions or actions to enhance our future growth potential and maximize shareholder value; the risk that we are not successful in achieving compliance with NASDAQ listing requirements and our common stock is delisted from the NASDAQ Global Market; our ability to launch a new product; market acceptance of our products; the results of our clinical trials; our ability to hire and retain employees; economic and market conditions generally; our receipt of requisite regulatory approvals for our products and product candidates; the continued cooperation of our marketing and other collaborative and strategic partners; our ability to protect our intellectual property; and the other risks identified under Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

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

Overview

We are a specialty pharmaceutical company dedicated to advancing the treatment and care of patients by building, developing, and commercializing a portfolio of oncology products.  Our specialized sales force currently markets two therapeutic products and one diagnostic product to the U.S. oncology market.  CAPHOSOL is an electrolyte solution for the treatment of oral mucositis and dry mouth that is approved in the U.S. as a prescription medical device.  QUADRAMET is approved for the treatment of pain in patients whose cancer has spread to the bone.  PROSTASCINT is a PSMA-targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer.  We also currently have U.S. commercial rights to SOLTAMOX, a liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings.

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

Addition of Senior Vice President of Sales and Marketing

On June 11, 2007, we announced that we had appointed Stephen A. Ross to the newly created position of Senior Vice President, Sales and Marketing effective July 9, 2007.  Mr. Ross has over 15 years of commercial pharmaceutical industry experience, as well as numerous key achievements specific to the oncology space.  Mr. Ross joined Cytogen from GlaxoSmithKline (GSK) where most recently he served as Vice President, Specialist Business Units in the UK.  In that capacity, Mr. Ross led a team of more than 300 employees and together they established new oncology and cervical business units in the UK. Previously, Mr. Ross served as Vice

President and General Manager of GSK Ireland.  His experience at GSK also includes managing a portfolio of eight cytotoxic agents and two anti-emetic agents.

Sale of Common Stock and Warrants

On June 29, 2007, we entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of our common stock and warrants to purchase 2,907,301shares of our common stock, through a private placement offering.  The transaction closed on July 6, 2007.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months after their issuance and ending five years after they become exercisable.  In exchange for $1.74, the purchasers received one share of common stock and a warrant to purchase .5 share of common stock.  The offering provided us with net cash proceeds of approximately $9.3 million.  The placement agents in this transaction received (i) a fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of our common stock having an exercise price of $2.23 per share and exercisable beginning six months after their issuance and ending five years after they become exercisable.  In connection with this sale, we entered into a Registration Rights Agreement with the investors.  On August 22, 2007, the SEC declared the registration statement effective.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  As a result, the warrants cannot be classified as permanent equity and are instead classified as a liability at their fair value in the accompanying consolidated balance sheet.

Engagement of Investment Banking Firm to Identify and Evaluate Strategic Alternatives

On November 5, 2007, we announced that we engaged ThinkEquity Partners LLC to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our pipeline and maximize shareholder value.  No assurances can be given that this evaluation will lead to any specific action or transaction.  There can be no assurance that the plan to identify and evaluate strategic alternatives will provide greater value to our stockholders than that reflected in the current stock price.

Receipt of Nasdaq Notification Related to Minimum Bid Price

On November 5, 2007, we received notification from The NASDAQ Stock Market, or NASDAQ, that we are is not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5).  The closing price of our common stock has been below $1.00 per share since September 24, 2007.  The letter states that we have 180 calendar days, or until May 5, 2008, to regain compliance with the minimum bid price requirement of $1.00 per share.  We can achieve compliance, if at any time before May 5, 2008, our common stock closes at $1.00 per share or more for at least 10 consecutive business days.  If compliance with NASDAQ’s Marketplace Rules is not achieved by May 5, 2008, NASDAQ will provide notice that our common stock will be delisted from the NASDAQ Global Market.  In the event of such notification, we would have an opportunity to appeal NASDAQ’s determination.  If faced with delisting, we may submit an application to transfer the listing of our common stock to the NASDAQ Capital Market.

Kevin Lokay appointed as President and Chief Executive Officer

On November 12, 2007, we announced that Kevin G. Lokay, a current member of the Company’s Board of Directors, was appointed to the position of President and Chief Executive Officer.  Mr. Lokay has served on the Company’s Board of Directors since January 2001 and will remain a member of the Board. Mr. Lokay has more than 26 years of pharmaceutical industry experience, including a strong concentration in the successful sales and marketing of oncology therapeutics and supportive care products.  Mr. Lokay recently served as Vice President and Business Unit Head, Oncology and Acute Care Business Unit at GlaxoSmithKline Pharmaceuticals (GSK). While at GSK, he successfully launched three oncology and two acute care products and grew the business to over $2.3 billion in sales.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenues

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
QUADRAMET	$2,482	$1,998	$484	24%
PROSTASCINT	2,229	2,171	58	3%
CAPHOSOL	409	--	409	n/a
Contract revenue	2	3	(1)	(33)%
Total revenues	$5,122	$4,172	$950	23%

Total revenues for the third quarter of 2007 were $5.1 million compared to $4.2 million for the same period in 2006. Beginning in the second quarter of 2007, we began recognizing revenue from CAPHOSOL.  We did not recognize any revenue from SOLTAMOX which we introduced to the U.S market in the second half of 2006, because shipments of this product did not meet the revenue recognition criteria under U.S. generally accepted accounting principles (GAAP).  Due to continued limited end-user demand and inventory dating issues, we believe there is a high likelihood that substantially all of the SOLTAMOX inventory at wholesalers will be returned, which would result in our inability to recognize such shipments as revenue.  We now believe that SOLTAMOX has limited revenue potential that will not have a significant impact on total revenues.  See the discussion on Impairment of Intangible Assets below.

QUADRAMET.  QUADRAMET sales were $2.5 million for the third quarter of 2007, reflecting a 3% increase over the amount reported in the second quarter of 2007 and a 24% increase over the third quarter of 2006.  Quarterly sales trends for QUADRAMET typically exhibit variability.  QUADRAMET sales accounted for 48% of product revenues for each quarter ended September 30, 2007 and 2006.  Unit sales for the third quarter of 2007 increased 3% from the second quarter of 2007, and increased 9% from the third quarter of 2006.  In addition to the volume increase, the sales increase from the third quarter of prior year period was also due to price increases for QUADRAMET of 5% and 13% on September 1, 2006 and January 1, 2007, respectively.  Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe.  We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

PROSTASCINT. PROSTASCINT sales for the third quarter of 2007 were $2.2 million, reflecting a 11% decrease from the second quarter of 2007 and a 3% increase over the third quarter of 2006.  PROSTASCINT sales accounted for 44% and 52% of product revenues for the third quarters of 2007 and 2006, respectively.  Unit sales for the third quarter of 2007 decreased 11% from the second quarter of 2007 and decreased 13% as compared to the third quarter of 2006.  The sales increase from the third quarter of prior year period was attributable to a higher average selling price in 2007 due to price increases for PROSTASCINT of 9% and 10% on September 1, 2006 and January 1, 2007, respectively.  We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

CAPHOSOL.  We introduced CAPHOSOL to the U.S market in March 2007.  CAPHOSOL revenues for the third quarter of 2007 were $409,000, reflecting a 75% increase over the amount reported in the second quarter of 2007.  Unit sales for the third quarter of 2007 increased 64% from the second quarter of 2007.  Starting in the third quarter of 2007, we have had sufficient evidence to reasonably estimate returns and chargebacks and have managed inventories in the distribution channels to not exceed targeted levels.  As a result, we began to recognize revenues on CAPHOSOL based on shipments to customers.  CAPHOSOL revenues for the third quarter of 2007 included approximately $100,000 of revenues for products at wholesalers at September 30, 2007.  We cannot assure you that we will be able to successfully market CAPHOSOL or that CAPHOSOL will achieve greater market penetration on a timely basis or result in significant revenues for us.

Operating Expenses

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
Cost of product revenue	$3,174	$2,631	$543	21%
Impairment of intangible assets	1,767	--	1,767	n/a
General and administrative	2,736	2,701	35	1%
Selling and marketing	6,894	4,036	2,858	71%
Research and development	1,466	1,040	426	41%
	$16,037	$10,408	$5,629	54%

Cost of Product Revenue. Cost of product revenue for the third quarters of 2007 and 2006 were $3.2 million and $2.6 million, respectively, and primarily reflects: (i) manufacturing and distribution costs for PROSTASCINT, QUADRAMET and CAPHOSOL; (ii) royalties on our sales of products; (iii) amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003, SOLTAMOX in April 2006 and CAPHOSOL in October 2006; and (iv) $200,000 of costs associated with shipments of SOLTAMOX to wholesalers, including a reserve of $84,000 for excess SOLTAMOX inventory with short expiry dates, and minimum royalties for SOLTAMOX.  The increase from the prior year period is primarily due to costs aggregating $533,000 associated with CAPHOSOL and SOLTAMOX which we introduced to the U.S. market in March 2007 and August 2006, respectively.  All SOLTAMOX inventory is fully reserved as of September 30, 2007.

Impairment of Intangible Assets. We assess the carrying value of our intangible assets when circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Due to continued limited end-user demand, uncertainty regarding future market penetration, the decision this quarter to reallocate sales and marketing resources to other products, and inventory dating issues, we assessed the recoverability of the carrying amount of our SOLTAMOX license and determined an impairment existed. Accordingly, during the third quarter of 2007, we recorded a non-cash impairment charge of approximately $1.8 million to write-down this asset to zero.

General and Administrative.  General and administrative expenses were $2.7 million for each of the third quarters in 2007 and 2006.  The 2007 expenses included $341,000 of transaction costs related to the issuance of warrants in July 2007, partially offset by reduced spending in legal fees and corporate relation activities, when compared to the same period in 2006.

Selling and Marketing. Selling and marketing expenses for the third quarter of 2007 were $6.9 million compared to $4.0 million in the same period of 2006.  The increase from the prior year period is primarily driven by $1.5 million of costs associated with the launch of CAPHOSOL in 2007, the expanded investment for our specialty sales force, commercial support of QUADRAMET and PROSTASCINT and $355,000 in managed care initiatives primarily related to CAPHOSOL.

Research and Development. Research and development expenses for the third quarter of 2007 were $1.5 million compared to $1.0 million in the same period of 2006.  The increase from the prior year period is primarily due to increased development expenditures for QUADRAMET and employment costs.

Interest Income/Expense. Interest income for the third quarter of 2007 was $271,000 compared to $384,000 in the same period of 2006.  The decrease in 2007 from the prior year period was due to higher average cash balances in 2006.  Interest expense for the third quarter of 2007 was $11,000 compared to $8,000 in the same period in 2006.  Interest expense includes interest on finance charges related to various equipment leases that are accounted for as capital leases and interest on amounts to be escrowed in connection with the license agreement with InPharma.

Decrease in Value of Warrant Liability. In connection with the sale of our common stock and warrants in July and August 2005, November 2006 and July 2007, we recorded the warrants as a liability at their fair value using the Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired.  Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense.  For the three months ended September 30, 2007, we reported a non-cash unrealized gain of $5.5 million related to the decrease in fair value of the outstanding warrants during the period, compared to a $122,000 gain for the three months ended September 30, 2006.  The market price for our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Net Loss.  We had net loss of $5.1 million for the third quarter of 2007, compared to net loss of $5.7 million reported in the third quarter of 2006.  The basic and diluted net loss per share for the third quarter of 2007 was $0.15 based on 35.1 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.26 based on 22.5 million weighted average common shares outstanding for the same period in 2006.  The fluctuation in results was primarily attributable to the gain related to the decrease in fair value of the outstanding warrants, partially offset by the increased selling and marketing expenses for CAPHOSOL and the impairment charge for SOLTAMOX.

Nine Months Ended September 30, 2007 and 2006

Revenues

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
QUADRAMET	$7,242	$6,242	$1,000	16%
PROSTASCINT	7,193	6,535	658	10%
CAPHOSOL	643	--	643	n/a
Contract revenue	6	9	(3)	(33)%
Total revenues	$15,084	$12,786	$2,298	18%

Total revenues for the first nine months of 2007 were $15.1 million compared to $12.8 million for the same period in 2006.  Commencing with the second quarter of 2007, we began recognizing revenue from CAPHOSOL.  We did not recognize any revenue from SOLTAMOX which we introduced to the U.S market in the second half of 2006, because shipments of this product did not meet the revenue recognition criteria under GAAP.  Due to continued limited end-user demand and inventory dating issues, we believe there is a high likelihood that substantially all of the SOLTAMOX inventory at wholesalers will be returned, which would result in our inability to recognize such shipments as revenue.  We now believe that SOLTAMOX has limited revenue potential that will not have a significant impact on total revenues.

QUADRAMET. QUADRAMET sales were $7.2 million for the first nine months of 2007, an increase of $1.0 million from $6.2 million in the first nine months of 2006.  QUADRAMET sales accounted for 48% and 49% of product revenues for the first nine months of 2007 and 2006, respectively.  Unit sales for the first nine months of 2007 increased 3% from the first nine months of 2006.  In addition to the volume increase, the sales increase from the first nine months of the prior year period was also attributable to a higher average selling price in 2007 due to price increases for QUADRAMET of 5% and 13% on September 1, 2006 and January 1, 2007, respectively.  Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe.  We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

PROSTASCINT.  PROSTASCINT sales were $7.2 million for the first nine months of 2007, an increase of $658,000 from $6.5 million in the first nine months of 2006.  PROSTASCINT sales accounted for 48% and 51% of product revenues for the first nine months of 2007 and 2006, respectively.  Unit sales for the first nine months of 2007 decreased 5% from the first nine months of 2006.  The sales increase from the first nine months of the prior year period was attributable to a higher average selling price in 2007 due to price increases for PROSTASCINT of 9% and 10% on September 1, 2006 and January 1, 2007, respectively.  We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

CAPHOSOL.  CAPHOSOL sales for the first nine months of 2007 were $643,000.  We introduced CAPHOSOL to the U.S market in March 2007.  We began to recognize CAPHOSOL revenues in the second quarter of 2007, based on a number of factors including product sales to end-users, on-hand inventory estimates in the distribution channel, expiry dates, and data on product acceptance in the marketplace.  Starting in the third quarter of 2007, we had sufficient evidence to reasonably estimate returns and chargebacks and have managed inventories in the distribution channels to not exceed targeted levels.  As a result, we began to recognize revenues on CAPHOSOL based on shipments to customers.  We cannot assure you that we will be able to successfully market CAPHOSOL or that CAPHOSOL will achieve greater market penetration on a timely basis or result in significant revenues for us.

Operating Expenses

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
Cost of product revenue	$9,233	$7,545	$1,688	22%
Impairment of intangible assets	1,767	--	1,767	n/a
General and administrative	7,540	7,956	(416)	(5)%
Selling and marketing	24,681	12,012	12,669	105%
Research and development	4,694	5,581	(887)	(16)%
Equity in loss of joint venture	--	120	(120)	(100)%
	$47,915	$33,214	$14,701	44%

Cost of Product Revenues.  Cost of product revenues for the first nine months of 2007 and 2006 were $9.2 million and $7.5 million, respectively, and primarily reflects: (i) manufacturing and distribution costs for PROSTASCINT, QUADRAMET and CAPHOSOL; (ii) royalties on our sales of products; (iii) amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003, SOLTAMOX in April 2006 and CAPHOSOL in October 2006; and (iv) $640,000 of costs associated with shipments of SOLTAMOX to wholesalers, including a reserve of $298,000 for excess SOLTAMOX inventory with short expiry dates, and minimum royalties for SOLTAMOX.  The increase from the prior year period is primarily due to costs aggregating $1.4 million associated with CAPHOSOL and SOLTAMOX which we introduced to the U.S. market in March 2007 and August 2006, respectively.  All SOLTAMOX inventory is fully reserved as of September 30, 2007.

Impairment of Intangible Assets. We assess the carrying value of our intangible assets when circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Due to continued limited end-user demand, uncertainty regarding future market penetration, the decision in the third quarter of 2007 to reallocate sales and marketing resources to other products, and inventory dating issues, we assessed the recoverability of the carrying amount of our SOLTAMOX license and determined an impairment existed. Accordingly, during the third quarter of 2007, we recorded a non-cash impairment charge of approximately $1.8 million to write-down this asset to zero.

General and Administrative.  General and administrative expenses for the first nine months of 2007 were $7.5 million compared to $8.0 million in the same period of 2006.  The decrease from the prior year period is primarily due to reduced spending in 2007 for professional fees, including audit and legal services, partially offset by $341,000 of transaction costs related to the issuance of warrants in July 2007.

Selling and Marketing.  Selling and marketing expenses for the first nine months of 2007 were $24.7 million compared to $12.0 million in the same period of 2006.  The increase from the prior year period is primarily driven by: (i) a $5.9 million expense increase associated with the launch of CAPHOSOL late in the first quarter of 2007; (ii) a $1.3 million expense increase in marketing initiatives related to SOLTAMOX which we introduced in the second half of 2006; (iii) a $2.0 million expanded investment in our specialty sales force; (iv) commercial support of QUADRAMET and PROSTASCINT; and (v) $1.0 million in managed care related expenses primarily related to SOLTAMOX and CAPHOSOL.

Research and Development.  Research and development expenses for the first nine months of 2007 were $4.7 million compared to $5.6 million in the same period of 2006.  The decrease from the prior year period is primarily due to preclinical expenditures for CYT-500 incurred in 2006, partially offset by increased development expenditures for QUADRAMET and employment costs.

Equity in Loss of Joint Venture.  Our share of the loss of the PSMA Development Company LLC, our former venture with Progenics Pharmaceuticals Inc., was $120,000 during the first nine months of 2006.  Such amount represented 50% of the joint venture's net losses.  We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting until April 20, 2006 when we sold our ownership interest in PDC to Progenics.  Following the sale of our interest in the joint venture in April 2006, we have no further obligations to the joint venture.

Interest Income/Expense.  Interest income for the first nine months of 2007 was $933,000 compared to $1.1 million in the same period of 2006.  The decrease in 2007 from the prior year period was due to higher average cash balances in 2006.  Interest expense for the first nine months of 2007 was $45,000 compared to $20,000 in the same period in 2006.  Interest expense includes interest on finance charges related to various equipment leases that are accounted for as capital leases and interest on amounts to be escrowed in connection with the license agreement with InPharma.

Advanced Magnetics, Inc. Litigation Settlement, Net.  In February 2007, we settled our lawsuit against Advanced Magnetics, Inc., as well as Advanced Magnetics' counterclaims against us, by mutual agreement.  Under the terms of the settlement agreement, Advanced Magnetics paid us $4.0 million and will release 50,000 shares of Cytogen common stock currently being held in escrow.  As a result of the settlement, for the nine months ended September 30, 2007, we recorded a gain of $3.9 million, net of transaction costs.

Gain on Sale of Equity Interest in Joint Venture.  On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics providing for the sale to Progenics of our 50% ownership interest in PDC, our joint venture with Progenics for the development of in vivo cancer immunotherapies based on PSMA.  In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology.  Under the terms of such agreements, we sold our 50% interest in PDC for a cash payment of $13.2 million, potential future milestone payments totaling up to $52.0 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any.  During the nine months ended September 30, 2006, we recorded a gain of $12.9 million on the sale of our equity interest in the joint venture.  This amount represents the net proceeds after transaction costs less the carrying value of our investment in the joint venture at the time of sale.

Decrease in Value of Warrant Liability. In connection with the sale of our common stock and warrants in July and August 2005, November 2006 and July 2007, we recorded the warrants as a liability at their fair value using the Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired.  Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense.  For the nine months ended September 30, 2007, we reported a non-cash unrealized gain of $7.7 million related to the decrease in fair value of these outstanding warrants during the period, compared to a $304,000 gain for the nine months ended September 30, 2006.  The market price for our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Net Loss.  We had net loss of $20.3 million for the first nine months of 2007, compared to $6.2 million reported for the first nine months of 2006.  The basic and diluted net loss per share for the first nine months of 2007 was $0.65 based on 31.5 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.28 based on 22.5 million weighted average common shares outstanding for the same period in 2006.  The significant fluctuation in results was due to the gain on the sale of our equity interest in the joint venture in 2006, increased selling and marketing expenses in 2007 for CAPHOSOL and SOLTAMOX, partially offset by the Advanced Magnetics litigation settlement in 2007 and the gain related to the decrease in fair value of the outstanding warrants.

COMMITMENTS

We have entered into various contractual and commercial commitments.  The following table summarizes our obligations with respect to theses commitments as of September 30, 2007:

	Less Than 1 Year	2 to 3 Years	4 to 5 Years	More Than 5 Years	Total
	(All amounts in thousands)
Capital lease obligations	$84	$66	$--	$--	$150
Facility leases	338	366	--	--	704
Research and development	243	150	150	425	968
Marketing and other obligations	1,035	1	--	--	1,036
Manufacturing contracts(1)	4,859	4,859	--	--	9,718
Minimum royalty payments(2)	1,000	2,000	2,000	1,083	6,083

Total	$7,559	$7,442	$2,150	$1,508	$18,659

(1)
Effective January 1, 2004, we entered into a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI") for QUADRAMET whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET.  Under the terms of our agreement, we are obligated to pay at least $4.9 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on a two year prior written notice.  This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two-year prior written notice.  Accordingly, we have not included commitments beyond September 30, 2009.  We owe at least $1.1 million during the fourth quarter of 2007.

(2)
We acquired an exclusive license from The Dow Chemical Company for QUADRAMET for the treatment of osteoblastic bone metastases in certain territories.  The agreement requires us to pay Dow royalties based on a percentage of net sales of QUADRAMET, or a guaranteed contractual minimum payment, whichever is greater, and future payments upon achievement of certain milestones.  Future annual minimum royalties due to Dow are $1.0 million per year in 2007 through 2012 and $833,000 in 2013.  We owe $285,000 during the fourth quarter of 2007.

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

We acquired the exclusive marketing rights for SOLTAMOX in the United States under our distribution agreement with Rosemont.  The agreements with Rosemont require us to pay

Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States through June 2018.  As a result of our decision to reallocate resources to our other products, we have recorded $64,000 in the third quarter of 2007 for future estimated minimum royalties through June 30, 2008.  Such accrual represents the maximum financial obligation to Rosemont in accordance with certain termination provisions in the agreement.  Accordingly, we have not included any further commitment beyond June 30, 2008.

Liquidity and Capital Resources

Condensed Statement of Cash Flows:

Nine Months Ended September 30, 2007
(All amounts in thousands)
Net loss	$(20,346)
Adjustments to reconcile net loss to net cash used in operating activities	(3,072)
Net cash used in operating activities	(23,418)
Net cash used in investing activities	(1,711)
Net cash provided by financing activities	9,587
Net decrease in cash and cash equivalents	$(15,542)

Overview

Our cash and cash equivalents were $17.0 million as of September 30, 2007, compared to $32.5 million as of December 31, 2006.  During the nine months ended September 30, 2007 and 2006, net cash used in operating activities was $23.4 million and $14.4 million, respectively.  The increase in cash usage from the prior year period was primarily due to the support of marketing initiatives for our marketed products, including the commercial launch of CAPHOSOL in 2007, partially offset by the receipt of $4.0 million related to the Advanced Magnetics, Inc. settlement agreement.  We also received net cash proceeds of $9.3 million from our securities purchase agreement with certain institutional investors in July 2007.  We expect that our existing capital resources at September 30, 2007, should be adequate to fund our operations and commitments into the first quarter of 2008.

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

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of complementary clinical stage and marketed products, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs.  We expect that our existing capital resources at September 30, 2007, should be adequate to fund our operations and commitments into the first quarter of 2008.  We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated.  We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

We expect that we will need to raise additional capital by the end of the first quarter of 2008.  If we are unable to raise additional financing, we could be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize  ourselves and sell certain assets.  There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

On November 5, 2007, we announced that we had engaged an investment banking firm to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our pipeline and maximize shareholder value.  There can be no assurance that this evaluation will lead to any specific action or transaction. There can be no assurance that the plan to identify and evaluate strategic alternatives will provide greater value to our stockholders than that reflected in the current stock price.

On November 5, 2007, we received notification from The NASDAQ Stock Market, or NASDAQ, that we are is not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5).  The closing price of our common stock has been below $1.00 per share since September 24, 2007.  The letter states that we have 180 calendar days, or until May 5, 2008, to regain compliance with the minimum bid price requirement of $1.00 per share.  We can achieve compliance, if at any time before May 5, 2008, our common stock closes at $1.00 per share or more for at least 10 consecutive business days.  If compliance with NASDAQ’s Marketplace Rules is not achieved by May 5, 2008, NASDAQ will provide notice that our common stock will be delisted from the NASDAQ Global Market.  In the event of such notification, we would have an opportunity to appeal NASDAQ’s determination.  If faced with delisting, we may submit an application to transfer the listing of our common stock to the NASDAQ Capital Market.

We have not yet determined what action, if any, we will take in response to the notice from NASDAQ, although we intend to monitor the closing bid price of our common stock between now and May 5, 2008, and to consider available options if our common stock does not trade at a level likely to result in the Company regaining compliance with the NASDAQ minimum closing bid price requirement.

There can be no assurance that we will be able to maintain the listing of our common stock on the NASDAQ Global Market.  Delisting from NASDAQ would make trading our common stock more difficult for investors, potentially leading to further declines in our share price.  It would also make it more difficult for us to raise additional capital.  Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities.  These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

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

Other Liquidity Events

On June 29, 2007, we entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of our common stock andwarrants to purchase 2,907,301shares of our common stock, through a private placement offering.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months after their issuance and ending five years after they become exercisable.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In exchange for $1.74, the purchasers received one share of common stock and a warrant to purchase .5 share of common stock.  The transaction closed on July 6, 2007. The offering provided us net cash proceeds of approximately $9.3 million.  The placement agents in this transaction received (i) a cash fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of our common stock having an exercise price of $2.23 per share and exercisable beginning six months after their issuance and ending five years after they become exercisable.  In connection with this sale, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of the shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the registration statement was declared effective by the SEC. We concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of September 30, 2007.

On November 10, 2006, we sold to certain institutional investors 7,092,203 shares of our common stock and 3,546,107 warrants to purchase shares of our common stock.  The warrants have an exercise price of $3.32 per share and are exercisable beginning six months and ending five years after their issuance.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In connection with this sale, we entered into a Registration Rights Agreement with the investors under which, we were obligated to file a registration statement with the SEC for the resale of the shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or three years from closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $20 million for each thirty-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.  We concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of September 30, 2007.

On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia.  Under the terms of the Agreement, we are obligated to pay InPharma $1.0 million after six months, which was paid on April 11, 2007 and place $400,000 into an escrow account, of which $200,000 was paid on October 18, 2007.  In addition, we are obligated to pay InPharma royalties based on a percentage of net sales and future milestone payments of up to an aggregate of $49.0 million, of which payments totaling $35 million are based upon annual sales first reaching levels in excess of $30 million.  For nine months ended September 30, 2007, we recorded $93,000 of royalties to InPharma.  We are also obligated to pay a finder's fee based upon a percentage of milestone payments made to InPharma.  On August 30, 2007, we executed an amendment to the license agreement with InPharma that restructured the amounts payable by us upon the exercise of the option for European marketing rights.  We are currently seeking a strategic partner to market CAPHOSOL in Europe.

In the event we exercise the options to license marketing rights for CAPHOSOL in Europe and Asia, we are obligated to pay InPharma additional fees and payments, including sales-based milestone payments for the respective territories.  We also shall pay InPharma a portion of any up-front license fees and milestone payments, but not royalties, received by us in consideration of the grant by us to other parties of the right to market CAPHOSOL in Europe or

Asia.  For Asia, such amounts are only payable to the extent such up-front license fees and milestone payments are in excess of the amount paid by us to InPharma for the marketing rights in Asia.

In September 2006, we entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement will terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility.  Under the terms of the agreement, we anticipate paying at least an aggregate of $3.9 million through the end of the term of contract, of which $3.0 million of an aggregate $3.5 million, was incurred during the nine months ended September 30, 2007.

On April 21, 2006, we entered into a distribution agreement with Savient granting us exclusive marketing rights for SOLTAMOX in the United States.  In addition, we entered into a supply agreement with Savient and Rosemont for the manufacture and supply of SOLTAMOX.  Our agreements with Savient were subsequently assigned to Rosemont by Savient.  Under the terms of the agreements, we may pay contingent sales-based payments of up to a total of $4.0 million to Rosemont.  We are also required to pay Rosemont royalties on net sales of SOLTAMOX.  Beginning in 2007, we are obligated to pay Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States.  For the nine months ended September 30, 2007, we recorded $315,000 in royalties to Rosemont.  As a result of our reallocation of resources to our other products, we have recorded $64,000 in the third quarter of 2007 for future estimated minimum royalties through June 30, 2008.  Such accrual represents the maximum financial obligation to Rosemont in accordance with certain termination provisions in the agreement.  We do not believe that we will have any further commitment beyond June 30, 2008.

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

Effective January 1, 2004, we entered into a manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET.  Under the terms of the new agreement, we are obligated to pay at least $4.9 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on two years prior written notice.  During the nine months ended September 30, 2007, we incurred $3.6 million of manufacturing costs for QUADRAMET.  This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two year prior written notice.  We also pay BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service.

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

Starting in the third quarter of 2007, we have had sufficient evidence to reasonably estimate returns and chargebacks for CAPHOSOL and have monitored inventories in the distribution channels to not exceed targeted levels.  As a result we began recognizing CAPHOSOL revenues based on shipments to customers.

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

We estimate returns on CAPHOSOL based on historical experience.  To date, returns have been minimal since the product has a three-year shelf life, a majority of our customers do not stock the product due to its size and the inventory in the distribution channels have been carefully monitored to not exceed targeted levels.

Returns from SOLTAMOX, are more difficult to assess.  Since we have no historical return experience with these products, we cannot reliably estimate expected returns of this new product.  Therefore, we will defer recognition of revenue until the right of return no longer exists or until we have developed sufficient historical experience to estimate sales returns.  Due to continued limited end-user demand and inventory dating issues, we believe there is a high likelihood that substantially all of the SOLTAMOX inventory at wholesalers will be returned.  These returns will have no financial impact on the results of our financial statements.

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

Warrant Liability

We follow Emerging Issues Task Force (EITF) No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities.  Under EITF 00-19, to qualify as permanent equity, the warrants must permit us to settle in unregistered shares.  We do not have that ability under the securities purchase agreement for the warrants issued in July and August 2005 and therefore the warrants are classified as a liability in the accompanying consolidated balance sheet.  Our warrants issued in November 2006 and July 2007, which permit net cash settlement at the option of the warrant holders, also require classification as a liability in accordance with EITF 00-19.

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

We follow EITF No. 00-19-2 "Accounting for Registration Payment Arrangement" which specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities they related to.  The Staff position requires the contingent obligation in a registration payment arrangement to be separately analyzed under FASB Statement No. 5, "Accounting for Contingencies" and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss".  Consequently, if payment in a registration payment arrangement in connection with the warrants issued in November 2006 and July 2007 is probable and can be reasonably estimated, a liability will be recorded.

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

Recent Accounting Pronouncements

Advance Payments for Goods or Services

In June 2007, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") Issue No. 07-03, "Accounting for Advance Payments for Goods or Services To Be Used in Future Research and Development" (EITF 07-03), which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payment for goods or services that will be used or rendered for future research and development activities should be defined and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  We are currently assessing the potential impacts on our consolidated financial statements upon adoption of EITF 07-03.

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

On May 2, 2007, the FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance, which is effective immediately, also had no impact on our consolidated financial statements as of and for the three and nine month periods ended September 30, 2007.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Except for purchases of CAPHOSOL which is manufactured in Europe and paid for in Euros, we do not have operations subject to risks of foreign currency fluctuations, nor do we use derivative financial instruments in our operations.  Our exposure to market risk is principally confined to interest rate sensitivity.  Our cash equivalents are conservative in nature, with a focus on preservation of capital.  Due to the short-term nature of our investments and our investment policies and procedures, we have determined that the risks associated with interest rate fluctuations related to these financial instruments are not material to our business.

We are exposed to certain risks arising from changes in the price of our common stock, primarily due to potential effect of changes in fair value of the warrant liabilities related to the warrants issued in 2005, 2006 and 2007.  The warrant liabilities are measured at fair value using the Black-Scholes option-pricing model at each reporting date and are subject to significant increases or decreases in value and a corresponding loss or gain in the statement of operations due to the effects of changes in the price of common stock at period end and the related calculation of volatility.

Item 4.           Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  - OTHER INFORMATION

Item 1.           Legal Proceedings

On November 7, 2007, Eastern Virginia Medical School (“EVMS”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia.  In the complaint, EVMS purports that our PROSTASCINT product infringes a patent owned by EVMS and previously licensed to us under an agreement between EVMS and the Company entered into in 1991.  We are investigating the merits of these claims and intend to conduct a vigorous defense of such claims, if appropriate.  However, given the early stage of such litigation and the uncertainties associated with legal proceedings, especially with patent litigation, we are unable to estimate the ultimate financial impact, if any, to our results of operations and financial condition.

Item 1A.        Risk Factors

This section sets forth changes in the risks factors previously disclosed in our Annual Report on Form 10-K due to our activities during the quarter ended September 30, 2007.

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

Our operations to date have required significant cash expenditures.  Our cash and cash equivalents were $17.0 million at September 30, 2007.  We expect that our existing capital resources at September 30, 2007 should be adequate to fund our operations and commitments into 2008.  However, we expect that we will need to raise additional capital by the end of the first quarter of 2008 to continue our operations as they currently run.  If we are unable to raise additional financing when needed, we could be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize  ourselves and sell certain assets in order to continue our operations.  There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

Additionally, our business or operations may change in a manner that would consume available resources more rapidly than anticipated.  We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs and working capital in the future.  To the extent that our currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources.  These financial sources may not be available when we need them or they may be available, but on terms that are not commercially acceptable to us.  If adequate funds are not available, we may be required to delay, scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

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

Given the high level of expenditures associated with our business and our inability to generate revenues sufficient to cover such expenditures, we have had a history of operating losses since our inception.  We had net losses of $5.1 million and $20.3 million for the three and nine months ended September 30, 2007.  We had an accumulated deficit of $448 million as of September 30, 2007.  We expect that our existing capital resources at September 30, 2007, should be adequate to fund our operations and commitments into 2008.

We expect that we will need to raise additional capital by the end of the first quarter of 2008.  If we are unable to raise additional financing, we could be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize  ourselves and sell certain assets.  There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

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

Our efforts to enhance the value of the Company for our stockholders may not be successful. There is no guarantee that our stockholders will realize greater value for, or preserve existing value of, their shares of the Company.

On November 5, 2007, we announced that we engaged an investment banking firm to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our pipeline and maximize shareholder value.  No assurances can be given that this evaluation will lead to any specific action or transaction. There can be no assurance that our plan to identify and evaluate strategic alternatives will provide greater value to our stockholders than that reflected in the current stock price.

We depend on sales of QUADRAMET and PROSTASCINT for substantially all of our near-term revenues.

We expect QUADRAMET and PROSTASCINT to account for substantially all of our product revenues in the near future.  For the quarter ended September 30, 2007, revenues from QUADRAMET and PROSTASCINT accounted for approximately 48% and 44%, respectively, of our product revenues. For the nine months ended September 30, 2007, revenues from each of

QUADRAMET and PROSTASCINT accounted for approximately 48% of our product revenues.

If QUADRAMET or PROSTASCINT does not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

We will depend on market acceptance of CAPHOSOL for future revenues.

On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive marketing rights for CAPHOSOL in North America.  We introduced CAPHOSOL late in the first quarter of 2007.  Through September 30, 2007, we have recognized $643,000 of revenues from CAPHOSOL.

Our future growth and success will depend on market acceptance of CAPHOSOL by healthcare providers, third-party payors and patients.  Market acceptance will depend, in part, on our ability to demonstrate to these parties the effectiveness of these products.  Sales of these products will also depend on the availability of favorable coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid as well as private health insurance plans.  If CAPHOSOL does not achieve market acceptance, either because we fail to effectively market such product or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

A small number of customers account for the majority of our sales, and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales, thereby adversely affecting our operating results.

We sell our products to a small number of radiopharmacy networks.  During the nine months ended September 30, 2007, we received 63% of our total revenues from three customers, as follows: 42% from Cardinal Health (formerly Syncor International Corporation); 14% from Mallinckrodt Inc.; and 7% from GE Healthcare (formerly Amersham Health).  During the year ended December 31, 2006, we received 64% of our total revenues from three customers, as follows: 41% from Cardinal Health; 14% from Mallinckrodt Inc.; and 9% from GE Healthcare.  During the year ended December 31, 2005, we received 67% of our total revenues from three customers, as follows: 47% from Cardinal Health; 11% from Mallinckrodt Inc.; and 9% from GE Healthcare.

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

Our success depends largely upon the success and financial stability of our collaborative partners.  We have entered into the following agreements for the development, sale, marketing, distribution and manufacture of our products, product candidates and technologies:

•	a license agreement with The Dow Chemical Company relating to the QUADRAMET technology;

•	a manufacturing and supply agreement for the manufacture of QUADRAMET with BMSMI;

•	a manufacturing agreement for the manufacture of PROSTASCINT with Laureate Pharma, L.P.;

•	a distribution services agreement with Cardinal Health 105, Inc. (formerly CORD Logistics, Inc.) for PROSTASCINT;

•	a license agreement with The Dow Chemical Company relating to Dow's proprietary MeO-DOTA bifunctional chelant technology for use with our CYT-500 program;

•	a purchase and supply agreement with OTN for the distribution of CAPHOSOL;

•	a license agreement with InPharma AS for the marketing of CAPHOSOL; and

•	a manufacturing agreement with Holopack for the manufacturing and supply of CAPHOSOL.

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

In April 2006, we executed a distribution agreement with Savient granting us exclusive marketing rights for SOLTAMOX in the United States.  SOLTAMOX, an oral liquid hormonal therapy, is approved for marketing in the United States.  We introduced SOLTAMOX in the United States in the second half of 2006 and, through September 30, 2007, we have not recognized any revenues from SOLTAMOX.  Due to continued limited end-user demand, uncertainty regarding future market penetration, the decision this quarter to reallocate sales and marketing resources to other products, and inventory dating issues, we assessed the recoverability of the carrying amount of our SOLTAMOX license and determined an impairment existed. Accordingly, during the third quarter of 2007, we recorded a non-cash impairment charge of approximately $1.8 million to write-down this asset to zero.  We believe that SOLTAMOX has limited revenue potential that will not have a significant impact on total revenues.

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

If we raise additional capital by issuing equity securities or convertible debentures, such issuance will result in ownership dilution to our existing stockholders, new investors could have rights superior to those of our existing stockholders and our stock price may decline.  The extent of such dilution will vary based upon the amount of capital raised and the terms on which it is raised.

We have limited sales, marketing and distribution capabilities for our products.

We have established an internal sales force that is responsible for marketing and selling CAPHOSOL, QUADRAMET and PROSTASCINT.  Although we are continuing to expand our internal sales force, it still has limited sales, marketing and distribution capabilities compared to those of many of our competitors.  If our internal sales force is unable to successfully market

CAPHOSOL, QUADRAMET and PROSTASCINT, our business and financial condition may be adversely affected.  If we are unable to establish and maintain significant sales, marketing and distribution efforts within the United States, either internally or through arrangements with third parties, our business may be significantly and adversely affected.  In locations outside of the United States, we have not established a selling presence.  To the extent that our sales force, from time to time, markets and sells additional products, we cannot be certain that adequate resources or sales capacity will be available to effectively accomplish these tasks.

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

As of November 8, 2007, we had 35,512,651 shares of our common stock issued and outstanding, all of which are either eligible to be sold under SEC Rule 144 or are in the public float or are in the process of being registered with the SEC.  In addition, we have registered shares of our Common Stock underlying warrants previously issued on numerous Form S-3 registration statements, and we have also registered shares of our common stock underlying options granted or to be granted under our stock option plans.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the NASDAQ Global Market and currently has a limited trading market.  Because the average daily trading volume of our common stock on the NASDAQ Global Market is low, liquidity of our common stock is impaired.  As a result, the price of our common stock may be lower then it might otherwise be if trading volumes were greater.  The NASDAQ Global Market requires us to meet minimum financial requirements in order to maintain our listing.  On November 5, 2007, we received notification from The NASDAQ Stock Market that the Company is not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market. We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

The liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Global Market.

On November 5, 2007 we received notification from The NASDAQ Stock Market, or NASDAQ, that the Company is not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5).  The closing price of our common stock has been below $1.00 per share since September 24, 2007.  The letter states that we have 180 calendar days, or until May 5, 2008, to regain compliance with the minimum bid price requirement of $1.00 per share.  We can achieve compliance, if at any time before May 5, 2008, our common stock closes at $1.00 per share or more for at least 10 consecutive business days.

If compliance with NASDAQ’s Marketplace Rules is not achieved by May 5, 2008, NASDAQ will provide notice that our common stock will be delisted from the NASDAQ Global Market.  In the event of such notification, we would have an opportunity to appeal NASDAQ’s determination.  If faced with delisting, we may submit an application to transfer the listing of our common stock to the NASDAQ Capital Market.  Alternatively, if our common stock is delisted by NASDAQ, our common stock would be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock.  In addition, we would be subject to “penny stock” regulations promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such regulations, imposes various practice requirements on broker-dealers who sell securities governed by the regulations to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock.We cannot assure you that our common stock if delisted from the NASDAQ Global Market will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the pink sheets.

We have not yet determined what action, if any, we will take in response to the notice from NASDAQ, although we intend to monitor the closing bid price of our common stock between now and May 5, 2008, and to consider available options if our common stock does not trade at a level likely to result in the Company regaining compliance with the NASDAQ minimum closing bid price requirement.

There can be no assurance that we will be able to maintain the listing of our common stock on the NASDAQ Global Market.  Delisting from NASDAQ would make trading our common stock more difficult for investors, potentially leading to further declines in our share price.  Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. Delisting from NASDAQ would also result in negative publicity and would also make it more difficult for us to raise additional capital.  The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties.  Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities.  These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

Our common stock may be subject to the "penny stock" regulations which may affect the ability of our stockholders to sell their shares.

The NASDAQ Global Market requires us to meet minimum financial requirements in order to maintain our listing.  On November 5, 2007, we received notification from The NASDAQ Stock Market that the Company is not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market.  If we do not continue to meet the continued listing requirements, we could be delisted.  If we are delisted from the NASDAQ Global Market and we are not able to transfer the listing of our common stock to the NASDAQ Capital Market, our common stock likely will become a "penny stock." In general, regulations of the SEC define a "penny stock" to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

We will be obligated to pay liquidated damages if we do not keep certain registration statement effective for a certain period of time.

In connection with the sale of Cytogen shares and warrants in November 2006, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or three years from closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $20 million for each thirty-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.

In connection with the sale of Cytogen shares and warrants in July 2007, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the SEC declared the registration statement effective.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2007, we entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of our common stock and warrants to purchase 2,907,301shares of our common stock, through a private placement offering.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months and ending five years after their issuance.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In exchange for $1.74, the purchasers received one share of common stock and a warrant to purchase .5 share of common stock.  The transaction closed on July 6, 2007. The offering provided us with net proceeds of approximately $9.3 million.  The placement agents in this transaction received (i) a cash fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of Cytogen common stock having an exercise price of $2.23 per share and exercisable beginning six months and ending five years after they become exercisable. We believe that the issuance of the foregoing securities were exempt from registration under Section 4(2) of the Securities Act of 1933.  In connection with this sale, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of the shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to cause the registration to remain continuously effective until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the registration statement was declared effective by the SEC.

Item 5.           Other Events.

On November 12, 2007, we announced that the Board of Directors had accepted the resignation of Michael D. Becker, President, Chief Executive Officer and director of the Company from his executive officer and director positions with the Company, effective November 9, 2007.  Mr. Becker has resigned to pursue another executive position, but will remain an employee of the Company through November 21, 2007.  We also announced the resignation of William J. Thomas, Senior Vice President and General Counsel, from his executive officer positions, effective November 16, 2007.  Mr. Thomas has resigned to pursue another general counsel position.  The two resignations are unrelated.  Messrs. Becker and Thomas are not receiving any severance payments.

On November 12, 2007, the Board of Directors appointed Kevin G. Lokay, a current member of our Board, to replace Mr. Becker and immediately assume the position of President and Chief Executive Officer.  Mr. Lokay has served on our Board since January 2001 and will remain a member of the Board.

Item 6.           Exhibits.

Exhibit No.	Description
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

10.5	Amendment No. 1 to Product License and Assignment Agreement dated August 30, 2007 between the Company and InPharma AS.* Filed herewith.
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

Date: November 14, 2007	CYTOGEN CORPORATION

	By:	/s/ KEVIN G. LOKAY
Kevin G. Lokay,
President and Chief Executive Officer

Date: November 14, 2007	CYTOGEN CORPORATION

	By:	/s/ KEVIN J. BRATTON
Kevin J. Bratton
Senior Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.5	Amendment No. 1 to Product License and Assignment Agreement dated August 30, 2007 between the Company and InPharma AS.* Filed herewith.
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