Form 10-K
period 2007-12-31
CYTOGEN CORP
filed 2008-03-14
CIK 725058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________

FORM 10-K

 (Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 000-14879

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2322400
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

650 College Road East, Suite 3100
Princeton, New Jersey	08540

(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code:	(609) 750-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.01 par value per share	The NASDAQ
Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
Preferred Stock Purchase Rights, $0.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark  if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 30, 2007, based on $1.95 per share, the last reported sale price on the NASDAQ Global Market on that date, was $69,075,531.

The number of shares of Common Stock, $.01 par value, of the registrant outstanding as of March 9, 2008 was 35,570,836 shares.

The following documents are incorporated by reference into this Annual Report on Form 10-K: portions of the registrant's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

PART IV	15.	Exhibits and Financial Statement Schedules	97

SIGNATURES			108

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS			F-1

Cytogen Corporation, a Delaware corporation, is referred to as “we”, “us” or “our” in this report.

This Annual Report contains forward-looking statements, which can be identified by the use of forward-looking terminology such as, "believe," "expect," "may," "plan," "estimate," "intend," "will," "should," "potential" or "anticipate" or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.  No assurance can be given that the future results covered by such forward-looking statements will be achieved.  The matters set forth in Item 1A.  Risk Factors constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results, events or developments to differ materially from those indicated in such forward-looking statements.  All information in this Annual Report on Form 10-K is as of March 14, 2008.  We undertake no obligation to update this information to reflect events after the date of this report.

CAPHOSOL®, QUADRAMET® (samarium Sm-153 lexidronam injection) and PROSTASCINT® (capromab pendetide) are registered United States trademarks of Cytogen Corporation.  Other trademarks and trade names used in this Annual Report are the property of their respective owners.

CAPHOSOL (supersaturated calcium phosphate rinse) is an advanced electrolyte solution for the treatment of oral mucositis and dry mouth that is approved in the U.S. as a prescription medical device.

We are sponsoring or supporting certain clinical investigations to explore potential new indications for the use of QUADRAMET and PROSTASCINT. This Annual Report contains discussions that include investigational clinical applications that differ from those reported in the package inserts for QUADRAMET and PROSTASCINT and have not been reviewed or approved by the U.S. Food and Drug Administration, FDA.  QUADRAMET is indicated for the relief of pain in patients with confirmed osteoblastic metastatic bone lesions that enhance on a radionuclide bone scan.  PROSTASCINT is approved for marketing in the United States in two clinical settings: (i) as a diagnostic imaging agent in newly diagnosed patients with biopsy-proven prostate cancer thought to be clinically localized after standard diagnostic evaluation and who are at high risk for spread of their disease to pelvic lymph nodes; and (ii) for use in post-prostatectomy patients with a rising PSA and a negative or equivocal standard metastatic evaluation in whom there is a high clinical suspicion of occult metastatic disease.

A copy of the full prescribing information for CAPHOSOL, QUADRAMET and PROSTASCINT in the United States may be obtained from us by calling us toll free at 800-833-3533 or by visiting our website at www.cytogen.com.  Our website is not part of this Annual Report on Form 10-K.

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

We were incorporated in Delaware on March 3, 1980 under the name Hybridex, Inc. and changed our name to Cytogen Corporation on April 1, 1980.  Our executive offices are located at 650 College Road East, Suite 3100, Princeton, New Jersey, 08540, and our telephone number is 609-750-8200.

PART I

Item 1.	Business

Overview

We are a specialty pharmaceutical company dedicated to advancing the treatment and care of cancer patients by building, developing, and commercializing a portfolio of oncology products for underserved markets where there are unmet needs.  Our product portfolio includes two therapeutic and one diagnostic products approved by the United States Food and Drug Administration ("FDA"), CAPHOSOL®, QUADRAMET®, and PROSTASCINT®, which are marketed solely by our specialized sales force.  We introduced CAPHOSOL in the first quarter of 2007.  CAPHOSOL is an advanced electrolyte solution for the treatment of oral mucositis and dry mouth that was approved as a prescription medical device.  QUADRAMET is approved for the treatment of pain in patients whose cancer has spread to the bone.  PROSTASCINT is a prostate-specific membrane antigen or PSMA, targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer.  Currently, our clinical development initiatives are focused on:  generation of additional data on the effects of CAPHOSOL in treating patients receiving cancer therapies known to put them at risk for development of oral mucositis and xerostomia, generation of data regarding the safety and efficacy of QUADRAMET when administered in combination with other cancer treatments such as chemotherapy and radiation therapy and generation of data regarding various clinical outcomes observed following determination of the location and extent of prostate cancer based on PROSTASCINT imaging.

In 2003, we realigned our corporate direction to focus on building a successful oncology franchise with a specialized commercial infrastructure equipped to deliver sustainable value.  To that end, we have established a commercial presence in the U.S., which targets both medical and radiation oncology.  We believe marketing proprietary specialty oncology products directly, as opposed to receiving royalties on sales by licensees, will enable us to build a growth-oriented oncology business.  Because there is a limited number of leading cancer clinics across the U.S., we believe our highly trained and focused sales team can effectively market a complementary product offering to a broad market segment.  Our sales and marketing infrastructure has played a critical role in our ability to add new commercial-stage products to our portfolio.  Further, we believe the commercial arm of our business is highly scalable and can readily support new product opportunities through modest capital investments.

Strategy and Approach

Our strategy focuses on growing our business organically and through in-licensing initiatives.  It revolves around three key priorities:

•
Expanding our near- and long-term revenues. We have implemented an in-licensing program to broaden our revenue base with product opportunities that are complementary to our commercial presence in oncology.  In October 2006, we acquired the commercial rights to CAPHOSOL from InPharma A/S, or InPharma.

•
Maximizing the market potential of our approved products through data-driven initiatives.  A  data-driven strategy is underway to enhance the market opportunities for our products within their currently approved indications.  During 2007 we launched a multi-site patient registry designed to evaluate the use of CAPHOSOL in patients with a variety of cancers receiving treatments that put them at risk for development of oral mucositis. We are supporting post-marketing studies for QUADRAMET to optimize its potential as a safe, effective, non-narcotic option for the palliation of pain from cancers that have spread to the bone.  We are also advancing initiatives to position PROSTASCINT as an important tool for managing the care of prostate cancer.  Recent progress includes:  (i) the publication of new data in the American Cancer Society's peer-reviewed journal, Cancer, demonstrating repeated dosing of QUADRAMET to be a safe and effective treatment option for patients with recurrent painful bone metastases; (ii) the expanded inclusion of PROSTASCINT within the National Comprehensive Cancer Network's, or NCCN clinical practice guidelines to include patients with recurrent disease; and (iii) the publication of seven-year survival data in the American Brachytherapy Society's peer-reviewed journal, Brachytherapy, demonstrating the potential for PROSTASCINT fusion imaging to help determine patient-specific treatment regimens for prostate cancer patients undergoing brachytherapy.

•
Building long-term sustainability.  We are focused on maintaining a balanced specialty portfolio through three key imperatives:  (i) evaluating new indications for our marketed products; (ii) accessing product candidates complementary to our commercial presence; and (iii) monetizing assets that are no longer a strategic fit and realigning our investment on projects that are in line with our business objectives.  Our 2007 progress includes the presentation of data for QUADRAMET in combination with bortezomib for relapsed multiple myeloma, presentation of Phase 1 data for QUADRAMET in combination with docetaxel for patients with castrate metastatic prostate cancer and presentation of QUADRAMET in combination with radiation and chemotherapy for patients with osteosarcoma.

On March 11, 2008, the Company announced that it has entered into a definitive merger agreement with EUSA Pharma Inc., pursuant to which all outstanding shares of the Company will be converted into $0.62 per share in cash, which represents a premium of approximately 35% over the closing price of $0.46 on March 10, 2008.  EUSA Pharma is a transatlantic specialty pharmaceutical company focused on oncology, pain control and critical care.

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock, and the parties entrance into a sublicense agreement for the European and Asian rights to the Company’s Caphosol product.  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

If we are unable to consummate the merger with EUSA, we will need to raise additional capital in the second quarter of 2008. If we are unable to raise additional financing, we will be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, sell certain assets, cease operations or declare bankruptcy. There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including: (i) the successful commercialization of our products; (ii) the costs associated with the acquisition of complementary clinical stage and marketed products; (iii) progress in our product development efforts and the magnitude and scope of such efforts; (iv) progress with clinical trials; (v) progress with regulatory affairs activities; (vi) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; (vii) competing technological and market developments; and (viii) the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We cannot assure you that the financial sources described above will be available when needed or at terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

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

We acquired the exclusive commercial rights for CAPHOSOL in North America from InPharma in October 2006 in exchange for aggregate up-front payments totaling $6.0 million, which includes a $200,000 payment payable in 2008 contingent upon certain conditions, future royalties on product sales, and sales-based milestone payments.  We are also obligated to pay royalties on net sales to certain other licensors and a finder's fee based on a percentage of milestone payments made to InPharma.  We also obtained options to acquire the rights to CAPHOSOL for the European and Asian markets, which we only intend to exercise in connection with obtaining a commercial partner for those areas.  We will be required to obtain consents from certain other licensors but not InPharma, if we sublicense the rights to market CAPHOSOL in Europe and Asia to other parties.  In the event we exercise the options to license marketing rights for CAPHOSOL for the European and Asian markets, we would be obligated to pay InPharma additional fees, including sales-based milestone payments, and royalties on net sales to certain other licensors for the respective territories.  Pursuant to the merger agreement between EUSA and us dated March 10, 2008, EUSA will sublicense the marketing rights to Europe and Asia, subject to the approval of certain other licensors and not InPharma.

On August 30, 2007, we executed Amendment No. 1 to the license agreement with InPharma that restructured the amounts payable by us upon the exercise of the option for European marketing rights.  On February 14, 2008, we executed Amendment No. 2 to the license agreement with InPharma to restructure the amounts payable by us in connection with the exercise of the options for the European and Asian marketing rights, as well as the milestone payments and royalties based on sales levels in North America.

Oral mucositis

Oral mucositis is commonly described as one of the most significant and debilitating acute complications associated with radiation therapy and chemotherapy.  It is estimated to affect more than 400,000 cancer patients each year occurring in about 40% of patients receiving conventional chemotherapy, 75% to 85% of bone marrow transplant recipients, and nearly all patients undergoing radiation therapy for head and neck cancers.  Oral mucositis usually begins seven to 10 days after initiation of cytotoxic therapy, and remains present for approximately two weeks after cessation of that therapy.

Oral mucositis is an oral mucosal change that manifests first by thinning of oral tissues leading to redness or inflammation of the skin or mucous membranes.  As these tissues continue to thin, ulceration eventually occurs.  In severe cases, oral mucositis can complicate the management of cancer by leading to interruption or stopping of treatment, which can negatively impact treatment outcomes.

While there are a number of agents available for palliating symptoms associated with oral mucositis, we believe the current market is significantly underserved thereby presenting us with a promising opportunity to substantially expand our revenue base.

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

In two single-arm studies evaluating patients receiving hematopoietic stem cell transplantation or (HSCT) and head and neck radiation therapy, the CAPHOSOL-based oral health management system was well tolerated and was associated with an improvement in oral mucositis as compared with previous controlled studies.  These favorable results were the basis for a prospective, randomized, double-blind, placebo-controlled trial demonstrating that CAPHOSOL is a significant adjunct in the management of mucositis associated with high-dose chemotherapy and radiation therapy.  The trial evaluated 95 patients undergoing HSCT with the duration and severity of mucositis and requirements for opioid medications prospectively evaluated.  Data demonstrated significant decreases in days of mucositis (3.72 vs. 7.20 days), maximum (peak) level of mucositis using the National Institute of Dental and Craniofacial Research or (NIDCR) scale (median level of 1.0 vs. 3.0), duration of pain (2.86 vs. 7.67 days), dose of morphine (30.46 mg vs. 127.96 mg), and days of morphine (1.26 vs. 4.02 days) for patients receiving CAPHOSOL as compared to those administered a placebo, respectively.  A total of 40% vs. 19% of patients had no mucositis in the CAPHOSOL and the control arms, respectively.  The lead investigator for the study was Athena Papas, DMD, PhD, Department of Oral Medicine, Tufts University School of Medicine, Boston MA, and results were published in the April 2003 issue of the peer-reviewed journal Bone Marrow Transplantation (Papas et al. Bone Marrow Transplant. 2003 April:31(8):705-12).

During 2007 we launched a multi-site patient registry designed to evaluate the use of CAPHOSOL in non-transplant patients with a variety of cancers receiving treatments that put them at risk for development of oral mucositis.

We believe that CAPHOSOL has all the attributes of the ideal oral mucositis product: 1) it is relatively inexpensive, 2) it is an easy-to-use oral rinse, 3) it lacks significant side effects, and 4) it acts locally in the mouth and therefore has no known systemic effects.  Most importantly it has been demonstrated to significantly reduce the incidence, severity and duration of painful oral mucositis, unlike most agents which palliate symptoms but do nothing to limit the underlying causes of oral mucositis.  Given these desirable attributes, we believe CAPHOSOL has potential to become an important product for the management of cancer-related mucositis.

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

CAPHOSOL for dry mouth

Saliva is an important part of the mucosal immune system.  CAPHOSOL lubricates the oral cavity, and its high concentrations of calcium and phosphate ions can help to maintain the integrity of the teeth.  We have initiated exploratory studies to evaluate the effect of Caphosol on treatment of dry mouth caused by certain medications used to treat overactive bladder which are known to be associated with high rates of dry mouth and from which many patients require reduction in dosage or discontinue treatment entirely primarily as a result of dry mouth.

Our products, including CAPHOSOL, are subject to significant regulation by governmental agencies, including the FDA, as is more fully described below under the section entitled "Government Regulation".  We cannot assure you that we will be able to successfully market CAPHOSOL for oral mucositis and/or dry mouth.

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

Despite a favorable safety and efficacy profile, the routine use of QUADRAMET for the palliation of disseminated painful bone metastases has commonly been reserved for those patients with end-stage disease when other treatment options have been exhausted.  We believe this practice may have evolved as a result of experiences with earlier generation radiopharmaceuticals, such as strontium-89, which unlike QUADRAMET are associated with prolonged myelosuppression.  In 2007, the American Cancer Society's journal, Cancer, published new data from a multi-center Phase 4 study evaluating the safety and efficacy of repeated doses of QUADRAMET in patients with metastatic bone pain.  This study is the first prospective clinical trial specifically evaluating the common clinical scenario of patients who initially respond to QUADRAMET and subsequently become candidates for re-treatment upon the recurrence of symptoms.  More than 200 patients, including more than 50 who received repeated dosing of QUADRAMET participated in the multi-center study.  The results demonstrated that repeated QUADRAMET dosing is a safe and effective treatment option in patients with painful bone metastases.  The article, "Safety and efficacy of repeat administration of Samarium Sm-153 lexidoronam to patients with metastatic bone pain," by A. Oliver Sartor, the lead author and a nationally renowned prostate cancer specialist with Dana-Farber Cancer Institute's Lank Center for Genitourinary Oncology, appeared in the February 1, 2007 edition of Cancer 2007; 109: 637-43.

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

•
Distinguishing the physical properties of QUADRAMET from earlier generation agents within its class.  We believe the limited use of QUADRAMET for the palliation of disseminated painful bone metastases has evolved due to the myelosuppression associated with earlier generation radiopharmaceuticals, such as strontium-89.  While to date, there are no head-to-head clinical trials comparing QUADRAMET and strontium-89, we believe, there are several key differentiating features that distinguish QUADRAMET from strontium-89.  First, QUADRAMET's physical half life is 1.9 days, as compared to 50.5 days for strontium-89.  A shorter half life results in a much faster time to deliver the total dose of radiation, as well as a shorter exposure to radioactivity.  In addition, particle emissions from strontium-89 are significantly higher in energy compared to QUADRAMET, and higher-energy particles are associated with larger volumes of marrow exposed to radiation.  These key differences have been highlighted in recent peer-reviewed publications that our field force can utilize when they present QUADRAMET to health care providers.

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

•
Generating data to support the role of QUADRAMET in contemporary oncology settings with other commonly used cancer therapeutics.  We are supporting various clinical development initiatives evaluating QUADRAMET in combination with chemotherapies and biologics for prostate cancer, multiple myeloma, and osteosarcoma.  These trials are designed with two key objectives.  First, to broaden QUADRAMET's market potential within its currently approved treatment setting for pain palliation by evaluating the safety and tolerability of administering QUADRAMET in combination with other cancer regimens.  Second, to support our longer-term strategy for maximizing the QUADRAMET brand by progressing QUADRAMET beyond its currently approved treatment setting as a potential therapeutic for cancer that has spread to the bone as discussed below.

Market expansion for QUADRAMET

We believe that QUADRAMET's targeted delivery of radiotherapy may also have an important therapeutic effect beyond palliation of pain.  Phase 1 clinical data suggest there may be synergistic effects between QUADRAMET and other cancer therapies for prostate cancer, multiple myeloma, and osteosarcoma.

Prostate cancer

In February 2007, we reported the presentation of interim data from a Phase 1 study evaluating QUADRAMET in combination with docetaxel (Taxotere®) for the treatment of hormone-refractory prostate cancer.  Data from 18 patients were presented at the Prostate Cancer Symposium, a multidisciplinary meeting co-sponsored by the American Society of Clinical Oncology, the American Society for Therapeutic Radiology and Oncology, the Prostate Cancer Foundation, and the Society of Urologic Oncology.  In June 2007, we reported updated data from 28 patients in this study which were presented at the annual meeting of the American Society of Clinical Oncology. This trial continues to accrue patients in a Phase 1 extension to explore the optimal dosing schedule for potential future development.

Multiple myeloma

In July 2007, we reported the presentation of data from a Phase 1 dose escalation study evaluating QUADRAMET® in combination with bortezomib (Velcade®) in patients with relapsed multiple myeloma.  Data from 33 patients administered a total of 60 treatment cycles were presented at the International Myeloma Working Group Meeting.  A treatment cycle is 8 weeks in duration and consists of four administrations of bortezomib (on Days 1, 4, 8 and 11) and a single administration of QUADRAMET (on Day 3).  Results indicated the combination of QUADRAMET and bortezomib was well-tolerated at the doses studied and resulted in an overall disease response rate of approximately 20%.

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

PROSTASCINT consists of our proprietary murine monoclonal antibody, 7E11-C5.3 ("7E11") directed against PSMA and the radioisotope indium-111.  A radioisotope is an element which, because of nuclear instability, undergoes radioactive decay and emits gamma radiation.  Due to the selective expression of PSMA by prostate cancer cells, PROSTASCINT can image the extent and spread of prostate cancer using a common gamma camera.

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

Gamma cameras used in nuclear medicine have advanced in recent years.  Some manufacturers now sell cameras with wider segmented crystals, providing advantages in medium and high energy imaging of isotopes (e.g., indium-labeled agents, such as PROSTASCINT) thus enhancing system sensitivity.  System enhancements allow improved image quality or reduced scan time, which reduces the risks associated with patient motion.  Equipment vendors have introduced advanced single photon emission computed tomography (SPECT) reconstruction algorithms, as well as three dimensional iterative reconstruction techniques that potentially increase image contrast with inherent system gains in image quality.  These prominent new nuclear medicine imaging algorithms enable advances in image quality as compared to conventional "Filtered Back Projection" techniques.  In addition, PROSTASCINT may now be co-registered with an anatomic image obtained with either computed tomography (CT) or magnetic resonance (MR) imaging (PROSTASCINT fusion imaging).  Device manufacturers generally offer two methods to achieve co-registration between metabolic and anatomical images.  Some manufacturers merge information in a single SPECT/CT system, while others utilize fusion software, which has become more widely available in the past few years, as computer workstations have become powerful enough to achieve co-registration.

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

PROSTASCINT for prostate cancer

When deciding on a course of therapy for newly diagnosed prostate cancer, physicians must determine the extent and location of disease in the patient.  When disease has not spread beyond the prostate gland, patients are most likely to benefit from local treatment options, such as surgical removal of the prostate gland.  Patients diagnosed with distant disease that has spread beyond the prostate gland have a poorer chance of five-year survival than those with disease confined to the gland and are more likely to benefit from systemic therapy.  In addition, in the United States, following initial therapy, prostate cancer patients are monitored to ascertain changes in the level of serum PSA.  In this setting, a consistent rise in PSA is evidence of recurrence of the patient's prostate cancer.  Knowledge of the extent and location of disease recurrence is important in choosing the most appropriate form of treatment.  PROSTASCINT is a non-invasive way to help determine if the cancer is confined to the prostate or if it has spread to other areas of the body.

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

In September 2007, we reported the publication of outcomes data from a large cohort study demonstrating the value of PROSTASCINT® in predicting prognosis in prostate cancer.  The study which overall involved 341 patients, evaluated the outcomes of patients whose PROSTASCINT images showed central abdomen uptake (CAU), a finding suggestive of metastatic disease, as compared to those without such findings.  In the study, prostate cancer-specific death rates were 10 times higher in patients with CAU than in patients without CAU (p=0.005).  We believe this publication further reinforces PROSTASCINT's emerging potential as a valuable tool in managing the care of prostate cancer patients.

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

•
Positioning PROSTASCINT fusion imaging as the standard of care for prostate cancer imaging.  PROSTASCINT fusion imaging combines anatomic and functional information to provide a complete pathology picture in a single exam.  This can help physicians eliminate guesswork and enable them to better plan and individualize patient treatment.  PROSTASCINT fusion imaging can be accomplished through software or hardware solutions.  Of the approximately 400 sites able to perform PROSTASCINT imaging, there are approximately 200 sites currently proficient in PROSTASCINT fusion imaging.  We are focusing our promotional efforts in hospitals and clinics that are already utilizing fusion technology and are skilled in the performance of PROSTASCINT scans.  We believe that by focusing promotional activity in and around these sites that already appreciate the prognostic value of PROSTASCINT, we can increase the number of prostate cancer patients being referred in a very cost effective manner.

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

•
Leveraging the presentation and publication of outcomes data.  In 2007, outcomes data from recent and ongoing clinical trials of PROSTASCINT were reported at major medical meetings and in the peer-reviewed publications, Brachytherapy and Urology.  These data continue to support the potential of PROSTASCINT fusion imaging as an important tool to define patients with local or metastatic disease, help clarify treatment decisions, and prevent or limit treatment-related side effects.

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

Our products, including PROSTASCINT, are subject to significant regulation by governmental agencies, including the FDA, as is more fully described below under the section entitled "Government Regulation". We cannot assure you that we will be able to complete any of our market expansion strategies set forth above.

 SOLTAMOX

Overview

In the second half of 2006, we introduced SOLTAMOX in the U.S.  We acquired the commercial rights to SOLTAMOX from Savient Pharmaceuticals, Inc. (“Savient”) in April 2006.  SOLTAMOX, a cytostatic estrogen receptor antagonist, is the first oral liquid hormonal therapy approved in the U.S.  SOLTAMOX is indicated for the treatment of breast cancer in adjuvant and metastatic settings and to reduce the risk of breast cancer in women with ductal carcinoma in situ (DCIS) or with high risk of breast cancer.  Due to limited end-user demand, uncertainty regarding future market penetration and the decision in the third quarter of 2007 to reallocate sales and marketing resources to other products, effective January 1, 2008, we ceased selling and marketing SOLTAMOX.

We acquired the exclusive U.S. marketing rights for SOLTAMOX in April 2006 from Savient.  We also entered into a supply agreement with Rosemont Pharmaceuticals Ltd ("Rosemont"), a former subsidiary of Savient, for the manufacture and supply of SOLTAMOX.  Such agreements were subsequently assigned by Savient to Rosemont.  Under the terms of the transaction we paid Savient an up-front licensing fee of $2.0 million, were obligated to pay royalties on net sales, which were subject to certain minimum amounts beginning in 2007 and would have had to pay additional contingent sales-based payments of up to $4.0 million to Rosemont.  We have reached a tentative agreement with Rosemont to terminate all agreements effective December 31, 2007, including the minimum royalty obligation.

Research and Development

Our total research and development expenses, including our investment in PSMA Development Company LLC (“PDC”), a preclinical joint venture with Progenics Pharmaceuticals Inc. that we sold in April 2006, for the years ended

December 31, 2007, 2006, and 2005 were $5.9 million, $7.4 million and $9.3 million, respectively.  These expenses included $120,000 and $3.2 million related to our equity in the loss of PDC, for the years ended December 31, 2006 and 2005, respectively.  We are no longer responsible for funding PDC and provided no funding during 2007.

Our ongoing clinical development initiatives consist of expanding the market potential for our existing products along with development of new product candidates.  Our research and development strategy is mindful of risk management, and over the past three years we have monetized or discontinued the vast majority of our investment in research and preclinical stage programs.  Our current clinical development strategy is to focus on clinical-stage opportunities that are complementary to our commercial presence and have an identifiable pathway to approval.

Our proprietary research and development activities in 2007 were focused on:  generation of additional data on the effects of CAPHOSOL in treating patients receiving cancer therapies known to put them at risk for development of oral mucositis and xerostomia, generation of data regarding the safety and efficacy of QUADRAMET when administered in combination with other cancer treatments such as chemotherapy and radiation therapy and generation of data regarding various clinical outcomes observed following determination of the location and extent of prostate cancer based on PROSTASCINT imaging.

CYT-500

In February 2007, we announced the initiation of the first human clinical study of CYT-500, our proprietary radiolabeled monoclonal antibody targeted to PSMA.  The Phase 1 clinical trial will investigate the safety and tolerability of CYT-500 and determine the optimal antibody mass and therapeutic dose for further studies.  The clinical trial is being conducted at Memorial Sloan-Kettering Cancer Center under a Cytogen sponsored Investigational New Drug ("IND") application, which was approved by the FDA in May 2006.

CYT-500 employs the same 7E11 monoclonal antibody as our molecular imaging agent PROSTASCINT; however, it is linked to lutetium-177 (Lu-177), a particle emitting therapeutic radionuclide, as opposed to an imaging radionuclide.  We designed this novel product candidate to enable targeted delivery of high doses of radiation to PSMA-expressing cells.

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

In August 2000, we executed a sublicense agreement with Northwest Biotherapeutics Inc. (NWBT) pursuant to which we granted NWBT the right to develop and commercialize ex vivo immunotherapy products for prostate cancer that are produced by pulsing isolated populations of a patient's antigen presenting cells, such as dendritic cells, with PSMA.  Following encouraging results from a Phase 1/2 trial to evaluate the safety and efficacy of using PSMA with NWBT's proprietary dendritic cell immunotherapy, DCVax®, NWBT advanced DCVax-Prostate to the initiation of Phase 3 clinical trials.  In November 2002, NWBT suspended all clinical trial activity for its DCVax product candidates and withdrew its IND for DCVax- Prostate, which resulted in a termination of the license agreement with us.  As a result, we regained the rights to ex vivo prostate cancer immunotherapy using PSMA in December 2002.  In January 2005, NWBT announced that it received clearance from the FDA to begin assessment of DCVax-Prostate in a Phase 3 clinical trial.  We are awaiting clarification from NWBT on the status of this PSMA-based program following termination of the license agreement with us.

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

We believe the application of our ProChart database technology may accelerate research and drug development by:

•	Discovering novel signal transduction pathways and their relevant protein-protein interactions, such as rapidly identifying qualified drug targets and identifying potential unwanted side effects.

•	Identifying structure and activity relationship (SAR) information regarding domain and ligand interactions that can facilitate small molecule drug design.

•	Providing high throughput screening reagents (e.g., cloned domains and ligands).

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

InPharma AS

In October 2006, we entered into a license agreement with InPharma granting us exclusive rights to CAPHOSOL in North America.  Under the terms of the agreement, we are obligated to pay InPharma aggregate up-front fees totaling $6.0 million, of which $5.8 million was paid to date and $200,000 is contingent upon certain conditions.  In addition, we are obligated to pay InPharma royalties on net sales and sales-based milestone payments up to an aggregate of $49.0 million.  We are also obligated to pay royalties on net sales to certain other licensors and a finder's fee based on a percentage of milestone payments made to InPharma.

We also obtained options to acquire the rights to CAPHOSOL for the European and Asia markets that we only intent to exercise in connection with obtaining a commercial partner for those areas.  We will be required to obtain consents from certain other licensors but not InPharma, if we sublicense the rights to market CAPHOSOL in Europe and Asia to other parties.  In the event we exercise the options to license the marketing rights for CAPHOSOL for the European and Asian markets, we would be obligated to pay InPharma additional fees, including sales-based milestone payments and pay royalties on net sales to certain other licensors for the respective territories.

On August 30, 2007, the Company and InPharma executed Amendment No.1 to the license agreement to restructure the amounts payable by the Company upon the exercise of the option for the European marketing rights.  On February 14, 2008, the Company and InPharma executed Amendment No. 2 to the license agreement to restructure the amounts payable by Cytogen in connection with the exercise of the options for the European and Asian marketing rights, as well as milestone payments and royalties based on sales levels in North America.  Pursuant to the merger agreement between EUSA and us dated March 10, 2008, EUSA will sublicense the marketing rights to Europe and Asia, subject to the approval of certain other licensors and not InPharma.

Rosemont Pharmaceuticals Limited

In April 2006, we entered into a distribution agreement with Savient granting us exclusive marketing rights for SOLTAMOX in the United States.  In addition, we entered into a supply agreement with Savient and Rosemont for the manufacture and supply of SOLTAMOX.  Such agreements were subsequently assigned by Savient to Rosemont.  Under the terms of the final transaction, we paid Savient an up-front licensing fee of $2.0 million and would have had to pay additional contingent sales-based payments of up to a total of $4.0 million to Rosemont.  We were also required to pay Rosemont royalties on net sales of SOLTAMOX, which were subject to certain minimum amounts beginning in 2007.  We have reached a tentative agreement with Rosemont to terminate all agreements effective December 31, 2007, including minimum royalty obligation.  We ceased selling and marketing SOLTAMOX effective January 1, 2008.

Bristol-Myers Squibb Medical Imaging, Inc.

Effective January 1, 2004, we entered into a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI"), under which BMSMI manufactures, distributes and provides order processing and customer service for us for QUADRAMET.  Under the terms of the agreement, we are obligated to pay at least $5.1 million annually, subject to future annual price adjustment, through 2008, unless we or BMSMI terminates on two years prior written notice.  This agreement will automatically renew for five successive one-year periods unless we or BMSMI terminates on two years prior written notice.  We also pay BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service which is included in selling, general and administrative expenses.

In January 2008, BMSMI was acquired by Avista Capital Partners.  Since our agreement requires two years prior written notice to terminate and we have not received any termination notice from BMSMI, we do not expect any disruption in BMSMI’s performance of its obligations under our agreement for 2008 and 2009.  We currently have no alternative manufacturer or supplier for QUADRAMET and any of its components.

Laureate Pharma, L.P.

In September 2006, we entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement was scheduled to terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility.  Under the terms of the agreement, we anticipate paying at least an aggregate of $3.9 million through the end of the term of contract, of which $3.1 million of an aggregate $3.6 million was incurred in 2007.  The original agreement was extended by amendment through the end of 2007 and subsequently extended through the end of 2008 by an additional amendment.

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

Product Contribution to Revenues

For the years ended December 31, 2007, 2006, and 2005, PROSTASCINT and QUADRAMET accounted for, substantially all of our product revenues.  For the years ended December 31, 2007, 2006 and 2005, revenues related to PROSTASCINT accounted for approximately 48%, 53% and 46%, respectively, of our total revenues; and revenues related to QUADRAMET accounted for approximately 46%, 47% and 52%, respectively, of our total revenues.  During the first quarter of 2007, we introduced CAPHOSOL in the U.S.  For the year ended December 31, 2007, revenues related to CAPHOSOL accounted for approximately 6% of our total revenues.

Concentration of Sales

    During the year ended December 31, 2007, we received 63% of our total revenues from our top three customers, as follows: 43% from Cardinal; 14% from Mallinckrodt Inc., and 6% from Anazao Health Corporation.

   During the year ended December 31, 2006, we received 64% of our total revenues from our top three customers, as follows: 41% from Cardinal Health; 14% from Mallinckrodt Inc.; and 9% from GE Healthcare.

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

Competition Related to CAPHOSOL

Currently, there is limited consensus standard of care for oral mucositis supported by clinical data, and to date, there has only been one commercially available prescription pharmaceutical product approved by the FDA for oral mucositis, the intravenous growth factor palifermin.  Ice chips, local painkillers and narcotics are also used to reduce the patient's pain, and doctors routinely prescribe mouthwashes containing traditional antibacterial and antifungal drugs for the treatment of oral mucositis, although most clinical trials have shown that they have suboptimal efficacy.  There are also a number of oral rinses that have been approved as medical devices by FDA for dry mouth; however, CAPHOSOL is the only approved calcium phosphate oral rinse that is indicated for both oral mucositis and dry mouth that is supported by significant efficacy data from a randomized placebo-controlled study.

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

QUADRAMET primarily competes with strontium-89 chloride in the radiopharmaceutical pain palliation market.  Strontium-89 chloride is manufactured and marketed as a branded product by GE Healthcare and as a generic version by Bio-Nucleonics Pharma, Inc. GE Healthcare manufactures strontium-89 chloride and sells the product through its wholly owned network of radiopharmacies, direct to end-users and through other radiopharmacy distributors.  The generic version is distributed directly by the manufacturer, or is sold through radiopharmacy distributors such as Cardinal Health and Anazao Health (formerly Custom Care Pharmacy).

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

The two primary components of QUADRAMET, samarium-153 and EDTMP, are provided to BMSMI by outside suppliers.  BMSMI obtains its supply of samarium-153 from a sole supplier, and EDTMP from another sole supplier.  Our manufacturing and supply agreement with BMSMI, under which BMSMI manufactures, distributes and provides order processing and customer service for us for QUADRAMET, runs through 2008, unless we or BMSMI terminates on two years prior written notice.  This agreement will automatically renew for five successive one-year periods unless we or BMSMI terminates on two years prior written notice.

In January 2008, BMSMI was acquired by Avista Capital Partners.  Since our agreement requires two years prior written notice to terminate and we have not received any termination notice from BMSMI, we do not expect any disruption in BMSMI’s performance of its obligations under our agreement for 2008 and 2009.  We currently have no alternative manufacturer or supplier for QUADRAMET and any of its components.

Laureate is the sole manufacturer of PROSTASCINT, the PSMA targeting antibody, 7E11, which is a component of PROSTASCINT, as well as our clinical compound, CYT-500.  In September 2006, we entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement was scheduled to terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility.  The original agreement was extended by amendment through the end of 2007 and subsequently extended through the end of 2008 by an additional amendment.  In September 2005, we entered into a non-exclusive manufacturing agreement with Laureate for the scale-up for the cGMP manufacturing of CYT-500.  Our agreement with Laureate for CYT-500 terminated on December 31, 2006.

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

    Under our agreement with Dow, we are the licensee of five issued United States patents and certain corresponding foreign patents.  Dow is responsible, at its own cost and expense, for prosecuting and maintaining any patents or patent applications included in our agreement.  One of these, U.S. Pat. No. 4,898,724, includes claims directed to the QUADRAMET product and methods for its use in the treatment of calcific tumors and bone pain.  We have obtained an extension of the term of this U.S. patent, which will now expire on March 28, 2011.  Other patents licensed to us under this agreement are: (i) U.S. Pat. No. 4,897,254, which expired on January 30, 2007; (ii) U.S. Pat. No. 4,937,333, which expires August 4, 2009; (iii) U.S. Pat. No. 5,300,279, which expires on November 19, 2008; and (iv) U.S. Pat. No. 5,066,478 which expires on November 19, 2008.  An additional patent, U.S. Pat. No. 5,714,604, which expires on February 3, 2015, includes claims directed to the methods for QUADRAMET's preparation and administration.  We are the owner of a registered United States trademark relating to QUADRAMET.

Upon execution of our agreement with Dow, we issued warrants to Dow to purchase shares of our common stock, which have since expired.  As of December 31, 2007, we have paid an aggregate of $5.2 million to Dow in milestone payments.  We remain obligated to pay Dow additional milestone payments as, and if, our sales of QUADRAMET increase and royalties, which are subject to certain minimum amounts, based on future sales of QUADRAMET.

Intellectual Property Position Related to PROSTASCINT

In 1987, Dr. Julius S. Horosziewicz first identified PSMA in a prostate cancer cell line, known as LNCaP, by generating a monoclonal antibody against the protein.  That monoclonal antibody, known as 7E11, is conjugated via a proprietary linker technology to the radioisotope indium-111 to produce the PROSTASCINT product.  Dr. Horosziewicz's original patent claiming the 7E11 antibody, as well as additional patents relating to the PROSTASCINT product and commercialization rights thereto, were assigned to us in 1989.  Under our agreement, we have made, and may continue to make, certain payments to Dr. Horosziewicz, which obligation will remain in effect until the expiration of the last related patent in 2010.

As of December 31, 2007, we were the owner of several issued United States patents and certain corresponding foreign patents relating to PROSTASCINT.  One of these, U.S. Pat. No. 5,162,504, is the original Horosziewicz patent and includes claims directed to the monoclonal antibody and the cell line that produces it.  We have obtained an extension of the term for this U.S. patent, which will now expire October 28, 2010.  U.S. Pat. No. 4,671,958 and U.S. Pat. No. 4,741,900, both of which expired on June 9, 2004, included claims directed to antibody conjugates such as PROSTASCINT, methods for preparing such conjugates, methods for using such conjugates for in vivo imaging, testing and therapeutic treatment, and methods for delivering radioisotopes by linking them to such antibodies.  U.S. Pat. No. 4,867,973, which also expired on June 9, 2004, included claims directed to antibody conjugates such as PROSTASCINT, and methods for preparing such conjugates.  The foregoing patents, which will expire in 2010 (or expired in 2004, as noted), provided or provide the primary patent protection for PROSTASCINT.  We also currently own the trademark PROSTASCINT.  We are responsible for the costs of prosecuting and maintaining this intellectual property.

On November 7, 2007, Eastern Virginia Medical School (“EVMS”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia.  In the complaint, EVMS purports that the Company’s PROSTASCINT product infringes a patent owned by EVMS and previously licensed to the Company under an agreement between EVMS and the Company entered into in 1991.  In February 2008, the parties executed a non-binding term sheet setting forth mutually acceptable terms for settlement of the pending litigation between the parties.  Pursuant to the term sheet, Cytogen and EVMS are currently working toward finalizing and executing a settlement agreement, as well as a new license agreement.  Under our agreement with Dr. Horosziewicz, we may offset our litigation expenses against payments we make to Dr. Horosziewicz.

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

Government Regulation

The development, manufacture and sale of medical products utilizing our technology are governed by a variety of federal, state and local statutes and regulations in the United States and by comparable laws and agency regulations in most foreign countries.  Our three actively marketed products consist of a biologic (PROSTASCINT®), a drug (QUADRAMET®) and a device CAPHOSOL®.  Future applications for these may include expanded indications and could result in additional drugs, biologics, devices or combination products.  Our product development pipeline contains various other products, the majority of which will likely be classified as new drugs or biologics.

In the United States, medical products that we currently market or intend to develop are regulated by the Food and Drug Administration (FDA) under the Federal Food, Drug, and Cosmetic Act (FD&C Act) and the Public Health Service Act (PHS Act), and the rules and regulations promulgated thereunder.  These laws and regulations require, among other things, carefully controlled research and preclinical and clinical testing of products, government notification, review and/or approval or clearance prior to investigating or marketing of the product, inspection of manufacturing and production facilities, adherence to current Good Manufacturing Practices (cGMP), and compliance with product and manufacturer specifications or standards, and requirements for reporting, advertising, promotion, export, packaging, and labeling, and other applicable regulations.

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

Clinical trials for drugs, devices, and biologics typically are performed in three phases to evaluate the safety and efficacy of the product.  In Phase 1, a product is tested in a small number of healthy subjects or patients primarily for safety at one or more dosages.  Phase 2 evaluates, in addition to safety, the efficacy of the product against particular diseases in a patient population that is generally somewhat larger than Phase 1.  Clinical trials of certain diagnostic and cancer therapeutic agents may combine Phase 1 and Phase 2 into a single Phase 1/2 study.  In Phase 3, the product is evaluated in a larger patient population sufficient to generate data to support a claim of safety and efficacy within the meaning of the FD&C Act or PHS Act.  Permission by the FDA must be obtained before clinical testing can be initiated within the United States.  This permission is obtained by submission of an IND/IDE application which typically includes, among other things, the results of in vitro and non-clinical testing and any previous human testing done elsewhere.  The FDA has 30 days to review the information submitted and makes a final decision whether to permit clinical testing with the drug, biologic or device.  However, this process can take longer if the FDA raises questions or asks for additional information regarding the IND/IDE application.  Unless the FDA notifies the sponsor that the IND/IDE is subject to a clinical hold during the 30 day review period, the IND/IDE is considered in effect and the trial may commence.

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

Once the FDA approves a product, we are required to maintain approval status of the product by providing certain updated safety and efficacy information at specified intervals.  Most product or labeling changes to drugs or biologics as well as any change in a manufacturing process or equipment that has a substantial potential to adversely affect the safety or effectiveness of the product for a drug or biologic, or, for a device, changes that affect safety and effectiveness, would necessitate additional FDA review and approval.  Post approval changes in packaging or promotional materials may also necessitate further FDA review and approval.  Additionally, we are required to meet other requirements specified by the FD&C Act, including but not limited to, cGMPs, enforced by periodic inspections, adverse event reporting, requirements governing labeling and promotional materials and, for drugs, biologics and restricted and PMA devices, requirements regarding advertising, and the maintenance of records.  Failure to comply with these requirements or the occurrence of unanticipated safety effects from the products during commercial marketing could result in product marketing restrictions, product withdrawal or recall and/or public notifications, or other voluntary or FDA-initiated action, which could delay further marketing until the products are brought into compliance.  Similar laws and regulations apply in most foreign countries where these products may be marketed.

Violations of the FD&C Act, PHS Act, or regulatory requirements at any time during the product development process, approval process, or after approval may result in agency enforcement actions, including voluntary or mandatory recall, license suspension or revocation, new drug approval suspension or withdrawal, pre-market approval withdrawal, seizure of products, fines, injunction and/or civil or criminal penalties.  Any agency enforcement action could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of March 5, 2008, we had 76 full-time employees.  Of such 76 persons, 49 were employed in sales and marketing, 6 in medical affairs, 5 in operations and regulatory, and 16 in administration and management.  We believe that we have been successful in attracting skilled and experienced employees.  None of our employees are covered by a collective bargaining agreement.  All of our employees have executed confidentiality agreements.  We consider relations with our employees to be excellent.

Management considers the retention of skilled employees to be a critical success factor for the business.  There is no guarantee that we can retain our existing employee base, or that we can successfully attract new employees to the company going forward.

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

    Our operations to date have required significant cash expenditures.  Our cash and cash equivalents were $8.9 million as of December 31, 2007. During the year ended December 31, 2007, net cash used in operating activities was $31.1 million. We expect that our existing capital resources at December 31, 2007, should be adequate to fund our operations and commitments into the second quarter of 2008. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of complementary clinical stage and marketed products, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources at December 31, 2007, should be adequate to fund our operations and commitments into the second quarter of 2008. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

If we are unable to consummate the merger with EUSA, we will need to raise additional capital in the second quarter of 2008. If we are unable to raise additional financing, we will be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, sell certain assets, cease operations or declare bankruptcy. There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including: (i) the successful commercialization of our products; (ii) the costs associated with the acquisition of complementary clinical stage and marketed products; (iii) progress in our product development efforts and the magnitude and scope of such efforts; (iv) progress with clinical trials; (v) progress with regulatory affairs activities; (vi) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; (vii) competing technological and market developments; and (viii) the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We cannot assure you that the financial sources described above will be available when needed or at terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

We have a history of operating losses and an accumulated deficit and expect to incur losses in the future.

Given the high level of expenditures associated with our business and our inability to generate revenues sufficient to cover such expenditures, we have had a history of operating losses since our inception.  We had net losses of $25.7 million, $15.1 million and $26.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.  We had an accumulated deficit of $453.4 million as of December 31, 2007.  We expect that our existing capital resources at December 31, 2007, should be adequate to fund our operations and commitments into the second quarter of 2008.

We will need to raise additional capital before the available resources at December 31, 2007 are consumed, which is expected to be in the second quarter of 2008.  If we are unable to raise additional financing, we could be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize  ourselves, sell certain assets, cease operations or declare bankruptcy.  There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

In order to develop and commercialize our technologies and launch and expand our products, we expect to incur significant increases in our expenses over the next several years.  As a result, we will need to generate significant additional revenue to become profitable.

To date, we have taken affirmative steps to address our trend of operating losses.  Such steps include, among other things:

•	undergoing steps to realign and implement our focus as a product-driven biopharmaceutical company;

•	establishing and maintaining our in-house specialty sales force; and

•	enhancing our marketed product portfolio through marketing alliances and strategic arrangements.

Although we have taken these affirmative steps, we may never be able to successfully implement them, and our ability to generate and sustain significant additional revenues or achieve profitability will depend upon the risk factors discussed elsewhere in this section entitled, "Risk Factors".  As a result, we may never be able to generate or sustain significant additional revenue or achieve profitability.

Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern.  We were incorporated in 1980, and do not have a history of earnings.  As a result, our registered independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations.  Such capital formation activities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

Our efforts to enhance the value of the Company for our stockholders may not be successful. There is no guarantee that our stockholders will realize greater value for, or preserve existing value of, their shares of the Company.

On November 5, 2007, we announced that we engaged an investment banking firm to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our pipeline and maximize stockholder value.

On March 11, 2008, the Company announced that it has entered into a definitive merger agreement with EUSA Pharma Inc., pursuant to which all outstanding shares of the Company will be converted into $0.62 per share in cash, which represents a premium of approximately 35% over the closing price of $0.46 on March 10, 2008.  EUSA Pharma is a transatlantic specialty pharmaceutical company focused on oncology, pain control and critical care.

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock, and the parties entrance into a sublicense agreement for the European and Asian rights to the Company’s Caphosol product.  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

We depend on sales of QUADRAMET and PROSTASCINT for substantially all of our near-term revenues.

We expect QUADRAMET and PROSTASCINT to account for substantially all of our product revenues in the near future.  For the year ended December 31, 2007, revenues from QUADRAMET and PROSTASCINT accounted for approximately 46% and 48%, respectively, of our product revenues.  For the year ended December 31, 2006, revenues from QUADRAMET and PROSTASCINT accounted for approximately 47% and 53%, respectively, of our product revenues.  For the year ended December 31, 2005, revenues from QUADRAMET and PROSTASCINT accounted for approximately 53% and 47%, respectively, of our product revenues.  If QUADRAMET or PROSTASCINT do not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

We will depend on market acceptance of CAPHOSOL for future revenues.

On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive marketing rights for CAPHOSOL in North America.  We introduced CAPHOSOL late in the first quarter of 2007.  Through December 31, 2007, we have recognized $1.3 million of revenues from CAPHOSOL.  Our future growth and success will depend on market acceptance of CAPHOSOL by healthcare providers, third-party payors and patients.  Market acceptance will depend, in part, on our ability to demonstrate to these parties the effectiveness of this product.  Sales of this product will also depend on the availability of favorable coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid as well as private health insurance plans.  If CAPHOSOL does not achieve market acceptance, either because we fail to effectively market such product or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

A small number of customers account for the majority of our sales, and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales, thereby adversely affecting our operating results.

We sell our products to a small number of radiopharmacy networks.  During the year ended December 31, 2007, we received 63% of our total revenues from three customers, as follows: 43% from Cardinal Health; 14% from Mallinckrodt Inc.; and 6% from Anazao Health Corporation.  During the year ended December 31, 2006, we received 64% of our total revenues from three customers, as follows: 41% from Cardinal Health; 14% from Mallinckrodt Inc.; and 9% from GE Healthcare.  During the year ended December 31, 2005, we received 67% of our total revenues from three customers, as follows: 47% from Cardinal Health; 11% from Mallinckrodt Inc.; and 9% from GE Healthcare.

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

Generating market acceptance and sales of our products has proven difficult.  We introduced ONCOSCINT® CR/OV in December 1992, PROSTASCINT in October 1996, QUADRAMET in March 1997, BRACHYSEED™ in February 2001, NMP22 BLADDERCHEK® in November 2002, SOLTAMOX in August 2006 and CAPHOSOL in March 2007.  Revenues for PROSTASCINT grew from $55,000 in 1996 to $9.6 million in 2007.  Royalties and sales of QUADRAMET grew from $3.3 million in 1997 to $9.3 million in 2007.  We discontinued selling ONCOSCINT CR/OV in December 2002, brachytherapy products in January 2003, NMP22 BLADDERCHEK in December 2004 and SOLTAMOX in January 2008.  Currently, substantially all of our revenues are derived from sales of PROSTASCINT, QUADRAMET and CAPHOSOL.

There are risks associated with the manufacture and supply of our products.

If we are to be successful, our products will have to be manufactured by contract manufacturers in compliance with regulatory requirements and at costs acceptable to us. If we are unable to successfully arrange for the manufacture of our products and product candidates, either because potential manufacturers are not a current Good Manufacturing Practices or cGMP compliant, are not available or charge excessive amounts, we will not be able to successfully commercialize our products and our business, financial condition and results of operations will be significantly and adversely affected.

PROSTASCINT is currently manufactured at cGMP compliant manufacturing facility operated by Laureate Pharma, L.P.  Although we entered into another agreement with Laureate in September 2006 which provides for Laureate's manufacture of PROSTASCINT for us, our failure to maintain a long term supply agreement on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations.  During 2007, the Company recorded a charge of $765,000 for costs related to a failed ProstaScint batch.  We cannot be certain that future PROSTASCINT batches produced by Laureate will not have similar problems, which will then result in products not available for commercial purposes.

    We have an agreement with Bristol-Myers Squibb Medical Imaging, Inc., or BMSMI, to manufacture QUADRAMET for us.  Both primary components of QUADRAMET, Samarium-153 and EDTMP, are provided to BMSMI by outside suppliers. Due to radioactive decay, Samarium-153 must be produced on a weekly basis. BMSMI obtains its requirements for Samarium-153 from a sole supplier and EDTMP from another sole supplier. Alternative sources for these components may not be readily available, and any alternative supplier would have to be identified and qualified, subject to all applicable regulatory guidelines. If BMSMI cannot obtain sufficient quantities of the components on commercially reasonable terms, or in a timely manner, it would be unable to manufacture QUADRAMET on a timely and cost-effective basis, which would have a material adverse effect on our business, financial condition and results of operations.

In January 2008, BMSMI was acquired by Avista Capital Partners.  Since our agreement requires two years prior written notice to terminate and we have not received any termination notice from BMSMI, we do not expect any disruption in BMSMI’s performance of its obligations under our agreement for 2008 and 2009.  We currently have no alternative manufacturer or supplier for QUADRAMET and any of its components.

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

Because our collaborative partners are responsible for certain manufacturing and distribution activities, among others, these activities are outside our direct control, and we rely on our partners to perform their obligations.  In the event that our collaborative partners are entitled to enter into third party arrangements that may economically disadvantage us, or do not perform their obligations as expected under our agreements, our products may not be commercially successful.  As a result, any success may be delayed and new product development could be inhibited with the result that our business, financial condition and results of operation could be significantly and adversely affected.

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

In addition to the agreements described above, we currently depend on the following agreements for our present and future operating results:

Agreement with Dr. Horosziewicz regarding PROSTASCINT.  In 1989, we entered into an agreement with Dr. Julius S. Horosziewicz.  Under this agreement, we were assigned certain rights to the patent claiming the 7E11 antibody, as well as additional patents relating to the PROSTASCINT product and commercialization rights thereto.  Under this agreement, we have made, and may continue to make, certain payments to Dr. Horosziewicz, which obligation will remain in effect until the expiration of the last related patent on October 28, 2010.

On November 7, 2007, Eastern Virginia Medical School (“EVMS”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia.  In the complaint, EVMS purports that the Company’s PROSTASCINT product infringes a patent owned by EVMS and previously licensed to the Company under an agreement between EVMS and the Company entered into in 1991.  In February 2008, the parties executed a non-binding term sheet setting forth mutually acceptable terms for settlement of the pending litigation between the parties.  Pursuant to the term sheet, Cytogen and EVMS are currently working toward finalizing and executing a settlement agreement, as well as a new license agreement.

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

Since patent applications in the U.S. are maintained in secrecy until patents are issued, and since publication of discoveries in the scientific and patent literature tend to lag behind actual discoveries by several months, we cannot be certain that we were the first creator of the inventions covered by our pending patent applications or that we were the first to file patent applications for these inventions.

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

On November 7, 2007, Eastern Virginia Medical School (“EVMS”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia.  In the complaint, EVMS purports that the Company’s PROSTASCINT product infringes a patent owned by EVMS and previously licensed to the Company under an agreement between EVMS and the Company entered into in 1991.  In February 2008, the parties executed a non-binding term sheet setting forth mutually acceptable terms for settlement of the pending litigation between the parties.  Pursuant to the term sheet, Cytogen and EVMS are currently working toward finalizing and executing a settlement agreement, as well as a new license agreement.

Certain of our products are in the early stages of development and commercialization, and we may never achieve the revenue goals set forth in our business plan.

We began operations in 1980 and have since been engaged primarily in research directed toward the development, commercialization and marketing of products to improve the diagnosis and treatment of cancer.

In April 2006, we executed a distribution agreement with Savient granting us exclusive marketing rights for SOLTAMOX in the United States.  We introduced SOLTAMOX in the United States in the second half of 2006 and have only recognized a nominal amount in revenues from SOLTAMOX.  Due to limited end-user demand, uncertainty regarding future market penetration, the decision in the third quarter of 2007 to reallocate sales and marketing resources to other products, and inventory dating issues, we assessed the recoverability of the carrying amount of our SOLTAMOX license and determined an impairment existed. Accordingly, during the third quarter of 2007, we recorded a non-cash impairment charge of approximately $1.8 million to write-down this asset to zero.    Effective January 1, 2008, we ceased selling and marketing SOLTAMOX.

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

QUADRAMET primarily competes with strontium-89 chloride in the radiopharmaceutical pain palliation market.  Strontium-89 chloride is manufactured and marketed either as Metastron, by GE HealthCare, or in a generic form by Bio-Nucleonics Pharma, Inc.  GE HealthCare manufactures Metastron and sells the product through its wholly-owned network of radiopharmacies, direct to end-users and through other radiopharmacy distributors.  The generic version is distributed directly by the manufacturer or is sold through radiopharmacy distributors such as Cardinal Health and Anazao Health (formerly Custom Care Pharmacy).

Competitive imaging modalities to PROSTASCINT include CT, MR imaging, and position emission tomography (PET).

Currently, there is limited consensus standard of care for oral mucositis supported by clinical data, and to date, there has only been one commercially available prescription pharmaceutical product approved by the FDA for oral mucositis, the intravenous growth factor palifermin.  Ice chips, local painkillers and narcotics are also used to reduce the patient's pain, and doctors routinely prescribe mouthwashes containing traditional antibacterial and antifungal drugs for the treatment of oral mucositis, although most clinical trials have shown that they have suboptimal efficacy.  There are also a number of oral rinses that have been approved as medical devices by FDA for dry mouth; however, CAPHOSOL is the only approved calcium phosphate oral rinse that is indicated for both oral mucositis and dry mouth.

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

Our business is subject to product liability risks inherent in the testing, manufacturing and marketing of our products, and product liability claims may be asserted against us, our collaborators or our licensees.  While we currently maintain product liability insurance in the amount of $10 million, such coverage may not be adequate to protect us against future product liability claims.  In addition, product liability insurance may not be available to us in the future on commercially reasonable terms, if at all.  Although we have not had a history of claims payments that have exceeded our insurance coverage or available financial resources, if liability claims against us exceed our financial resources or coverage amounts, we may have to curtail or terminate our operations.  In addition, while we currently maintain directors and officers liability insurance in the amount of $25 million and an additional $5 million of personal liability coverage for directors and officers, such coverage may not be available on commercially reasonable terms or be adequate to cover any claims that we may be required to satisfy in the future.  Our insurance coverage is subject to industry standard and certain other limitations.

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

    If we raise additional capital by issuing equity securities or convertible debentures, such issuance will result in ownership dilution to our existing stockholders, new investors could have rights superior to those of our existing stockholders and stock price may decline.  The extent of such dilution will vary based upon the amount of capital raised and the terms on which it is raised.

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

As of December 31, 2007, stock options and warrants to purchase 12,860,797 shares of our common stock were outstanding.  In addition, as of December 31, 2007, we have 703,278 nonvested shares outstanding and have reserved an additional 989,901 shares of our common stock for future issuance of options granted pursuant to our 2006 Equity Compensation Plan, 2004 Stock Incentive Plan, 2004 Non-Employee Director Stock Incentive Plan and 2005 Employee Stock Purchase Plan.  The exercise of these options and warrants and vesting of nonvested shares will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

The following table summarizes information about outstanding warrants to purchase our common stock at December 31, 2007:

Exercise Price	Outstanding Warrants	Aggregate Exercise Price
$2.23	3,256,177	$7,264,532
$3.32	3,546,107	$11,773,075
$4.25	1,118,868	$4,755,189
$6.00	776,096	$4,656,576
$6.91	315,790	$2,182,108
$10.97	250,000	$2,742,500
$12.80	1,272,332	$16,285,850

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

As of December 31, 2007, we had 35,570,836 shares of our common stock issued and outstanding, all of which are either eligible to be sold under SEC Rule 144 or are in the public float or are in the process of being registered with the SEC.  In addition, we have registered shares of our Common Stock underlying warrants previously issued on numerous Form S-3 registration statements, and we have also registered shares of our common stock underlying options granted or to be granted under our stock option plans.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

If compliance with NASDAQ’s Marketplace Rules is not achieved by May 5, 2008, NASDAQ will provide notice that our common stock will be delisted from the NASDAQ Global Market.  In the event of such notification, we would have an opportunity to appeal NASDAQ’s determination.  If faced with delisting, we may submit an application to transfer the listing of our common stock to the NASDAQ Capital Market.  Alternatively, if our common stock is delisted by NASDAQ, our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock.  We cannot assure you that our common stock if delisted from the NASDAQ Global Market will be listed on a national securities exchange, a national quotation service, the OTC Bulletin Board or the pink sheets.

We have not yet determined what action, if any, we will take in response to the notice from NASDAQ, although we intend to monitor the closing bid price of our common stock between now and May 5, 2008, and to consider available options if our common stock does not trade at a level likely to result in the Company regaining compliance with the NASDAQ minimum closing bid price requirement.

There can be no assurance that we will be able to maintain the listing of our common stock on the NASDAQ Global Market.  Delisting from NASDAQ would make trading our common stock more difficult for investors, potentially leading to further declines in our share price.  Without a NASDAQ listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. Delisting from NASDAQ would also result in negative publicity and would also make it more difficult for us to raise additional capital.  The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties.  Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities.  These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

We have never paid or declared any cash dividends on our common stock, and we intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Therefore, our stockholders will not be able to receive a return on their investment unless the value of our common stock appreciates and they sell their shares.

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

The Federal Civil False Claims Act also allows a private individual to bring a qui tam suit on behalf of the government for violations of the Civil False Claims Act, and if successful, the qui tam relator shares in the government's recovery.  A qui tam suit may be brought by, with only a few exceptions, any private citizen who has material information of a false claim that has not yet been previously disclosed.  Recently, the number of qui tam suits brought in the healthcare industry has increased dramatically.  In addition, several states have enacted laws modeled after the Federal Civil False Claims Act.

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

    On November 7, 2007, Eastern Virginia Medical School (“EVMS”) filed a complaint against us in the United States District Court for the Eastern District of Virginia.  In the complaint, EVMS purported that our PROSTASCINT product infringed a patent owned by EVMS and previously licensed to us under an agreement entered into in 1991 between EVMS and us. In February 2008, the parties executed a non-binding term sheet setting forth mutually acceptable terms for settlement of the pending litigation between the parties.  Pursuant to the term sheet, Cytogen and EVMS are currently working toward finalizing and executing a settlement agreement, as well as a new license agreement.

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

In connection with the sale of Cytogen shares and warrants in November 2006, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or three years from the closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $20 million for each 30-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.

In connection with the sale of Cytogen shares and warrants in July 2007, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from the closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the SEC declared the registration statement effective.

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

We own substantially all of the equipment used in our offices, and we believe that our facilities are adequate for our operations at present.

Item 3.	Legal Proceedings

In January 2006, we filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties' 2000 license agreement.  The complaint sought damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX® (ferumoxtran-10) in compliance with the terms of the licensing agreement.  In February 2006, Advanced Magnetics filed an answer to our complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process.

In February 2007, we settled our lawsuit against Advanced Magnetics, Inc., as well as Advanced Magnetics' counterclaims against Cytogen, by mutual agreement.  Under the terms of the settlement agreement, Advanced Magnetics paid us $4 million and released 50,000 shares of Cytogen common stock which were held in escrow.  In addition, both parties agreed to early termination of the 10-year license and marketing agreement and supply agreement established in August 2000, as amended, for two imaging agents being developed by Advanced Magnetics, COMBIDEX and ferumoxytol, previously Code 7228.  The license and marketing agreement and supply agreement would have expired in August 2010.

On November 7, 2007, Eastern Virginia Medical School (“EVMS”) filed a complaint against us in the United States District Court for the Eastern District of Virginia.  In the complaint, EVMS purported that our PROSTASCINT product infringed a patent owned by EVMS and previously licensed to us under an agreement entered into in 1991 between EVMS and us.  In February 2008, the parties executed a non-binding term sheet setting forth mutually acceptable terms for settlement of the pending litigation between the parties.  Pursuant to the term sheet, Cytogen and EVMS are currently working toward finalizing and executing a settlement agreement, as well as a new license agreement.

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

2007	High	Low
First Quarter	$2.72	$1.87
Second Quarter	$2.59	$1.89
Third Quarter	$1.70	$0.76
Fourth Quarter	$0.80	$0.43

2006
First Quarter	$3.62	$2.75
Second Quarter	$3.73	$2.42
Third Quarter	$2.58	$1.91
Fourth Quarter	$6.87	$2.15

As of March 11, 2008, there were 1,919 holders of record of our common stock.

We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.  We intend to retain any future earnings to fund the development and growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return the NASDAQ Composite Index, the NASDAQ Biotechnology Index and the NASDAQ Pharmaceutical Index for a five-year period ended December 31, 2007.

COMPARISION OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among CYTOGEN Corporation, The NASDAQ Composite Index,
The NASDAQ Biotechnology Index And The NASDAQ Pharmaceutical Index

*$100 invested on 12/31/02 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

Company/Index Name	12/02	12/03	12/04	12/05	12/06	12/07
CYTOGEN Corporation	100	334.77	354.46	84.31	71.69	16.31
NASDAQ Composite Index	100	150.01	162.89	165.13	180.85	198.60
NASDAQ Biotechnology Index	100	146.59	156.13	171.93	168.29	176.97
NASDAQ Pharmaceutical Index	100	145.75	154.68	159.06	160.69	168.05

The Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.                      Selected Financial Data

The following selected financial information has been derived from our audited consolidated financial statements for each of the five years in the period ended December 31, 2007.  The selected financial data set forth below should be read in conjunction with the consolidated financial statements, including the notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information provided elsewhere in this report.

	Year Ended December 31,
	2007		2006	2005	2004	2003

Statements of Operations Data:	(All amounts in thousands, except per share data)
Revenues:
Product revenues		$20,212	$17,296	$15,757	$14,480	$9,823
Royalties		—	—	—	—	1,105
License and contract		6	11	189	139	2,914

Total revenues		20,218	17,307	15,946	14,619	13,842

Operating Expenses:
Cost of product related revenue		13,053	10,150	9,523	9,223	6,268
Selling, general and administrative		39,086	30,166	25,895	20,318	11,867
Research and development		5,851	7,301	6,162	3,292	2,342
Equity in loss of joint venture		—	120	3,175	2,896	3,452
Impairment of intangible assets(1)		1,767	—	—	—	115

Total operating expenses		59,757	47,737	44,755	35,729	24,044
Operating loss		(39,539)	(30,430)	(28,809)	(21,110)	(10,202)
Litigation settlement, net		3,946	—	—	—	—
Other income (expense), net		1,026	1,415	598	263	(44)
Gain on sale of equity interest in joint venture		—	12,873	—	—	—
Decrease in value of warrant liabilities		8,875	1,039	1,666	—	—

Loss before income taxes		(25,692)	(15,103)	(26,545)	(20,847)	(10,246)
Income tax benefit		—	—	(256)	(307)	(888)

Net loss		$(25,692)	$(15,103)	$(26,289)	$(20,540)	$(9,358)
Basic and diluted net loss per share	$	(0.79)	$(0.64)	$(1.54)	$(1.40)	$(0.92)

Weighted-average common shares outstanding, basic and diluted		32,496	23,494	17,117	14,654	10,205

	December 31,

Consolidated Balance Sheet Data:	2007	2006	2005	2004	2003
	(in thousands)

Cash, cash equivalents and short-term investments	$8,914	$32,507	$30,337	$35,825	$30,215
Total assets	29,327	54,353	44,790	50,413	43,695
Warrant liabilities	995	6,464	1,869	—	—
Other long-term liabilities	66	59	46	47	2,454
Accumulated deficit	(453,362)	(427,670)	(412,567)	(386,278)	(365,738)
Stockholders' equity	19,689	37,662	37,578	40,030	36,040
_________
(1) Reflects a non-cash charge to write off the carrying value of the licensing fees associated with SOLTAMOX in 2007 and NMP22 BLADDERCHEK in 2003.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms.  These forward-looking statements include statements regarding the growth and market penetration for CAPHOSOL, QUADRAMET and PROSTASCINT, our ability to obtain favorable coverage and reimbursement rates from government-funded and third party payors for our products, increased expenses resulting from our sales force and marketing expansion, including sales and marketing expenses for CAPHOSOL, QUADRAMET and PROSTASCINT, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Annual Report on Form 10-K that are not historical facts.  Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement.  We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements.  Factors that could cause actual results to differ materially, include: the risks of not consummating the merger agreement with EUSA; market acceptance of our products; the results of our clinical trials; our ability to hire and retain employees; economic and market conditions generally; our receipt of requisite regulatory approvals for our products and product candidates; the continued cooperation of our marketing and other collaborative and strategic partners; our ability to protect our intellectual property; and the other risks identified under Item 1A "Risk Factors" in this Annual Report on Form 10-K, and those under the caption "Risk Factors," as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

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

Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern.  We incorporated in 1980, and do not have a history of earnings.  As a result, our independent registered accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations.  Such capital formation activities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

Significant Events in 2007

 Settlement Agreement with Advanced Magnetics

In February 2007, we announced the settlement of our lawsuit against Advanced Magnetics, Inc., as well as Advanced Magnetics' counterclaims against Cytogen, by mutual agreement.  Under the terms of the settlement agreement, Advanced Magnetics paid us $4 million and released 50,000 shares of Cytogen common stock held in escrow. In addition, both parties agreed to early termination of the 10-year license and marketing agreement and supply agreement established in August 2000, as amended, for two imaging agents being developed by

Advanced Magnetics, Combidex® (ferumoxtran-10) and ferumoxytol, previously Code 7228. The license and marketing agreement and supply agreement would have expired in August 2010.

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

Addition of Senior Vice President of Sales and Marketing

On June 11, 2007, we announced that we had appointed Stephen A. Ross to the newly created position of Senior Vice President, Sales and Marketing effective July 9, 2007.  Mr. Ross has over 15 years of commercial pharmaceutical industry experience, as well as numerous key achievements specific to the oncology space.  Mr. Ross joined Cytogen from GlaxoSmithKline (GSK) where most recently he served as Vice President, Specialist Business Units in the UK.  In that capacity, Mr. Ross led a team of more than 300 employees and together they established new oncology and cervical business units in the UK. Previously, Mr. Ross served as Vice President and General Manager of GSK Ireland.  His experience at GSK also included managing a portfolio of eight cytotoxic agents and two anti-emetic agents.

Sale of Common Stock and Warrants

On June 29, 2007, we entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of our common stock and warrants to purchase 2,907,301 shares of our common stock, through a private placement offering.  The transaction closed on July 6, 2007.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months after their issuance and ending five years after they become exercisable.  In exchange for $1.74, the purchasers received one share of common stock and a warrant to purchase .5 share of common stock.  The offering provided us with net cash proceeds of approximately $9.3 million.  The placement agents in this transaction received (i) a fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of our common stock having an exercise price of $2.23 per share and exercisable beginning six months after their issuance and ending five years after they become exercisable.  In connection with this sale, we entered into a Registration Rights Agreement with the investors.  On August 22, 2007, the SEC declared the registration statement effective.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  As a result, the warrants cannot be classified as permanent equity and are instead classified as a liability at their fair value in the accompanying consolidated balance sheet.

Engagement of Investment Banking Firm to Identify and Evaluate Strategic Alternatives

On November 5, 2007, we announced that we engaged ThinkEquity Partners LLC to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our pipeline and maximize stockholder value.

On March 11, 2008, the Company announced that it has entered into a definitive merger agreement with EUSA Pharma Inc., pursuant to which all outstanding shares of the Company will be converted into $0.62 per share in cash, which represents a premium of approximately 35% over the closing price of $0.46 on March 10, 2008.  EUSA Pharma is a transatlantic specialty pharmaceutical company focused on oncology, pain control and critical care.

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock, and the parties entrance into a sublicense agreement for the European and Asian rights to the Company’s Caphosol product.  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

Receipt of NASDAQ Notification Related to Minimum Bid Price

On November 5, 2007, we received notification from The NASDAQ Stock Market, or NASDAQ, that we are not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5).  The closing price of our common stock has been below $1.00 per share since September 24, 2007.  The letter states that we have 180 calendar days, or until May 5, 2008, to regain compliance with the minimum bid price requirement of $1.00 per share.  We can achieve compliance, if at any time before May 5, 2008, our common stock closes at $1.00 per share or more for at least 10 consecutive business days.  If compliance with NASDAQ’s Marketplace Rules is not achieved by May 5, 2008, NASDAQ will provide notice that our common stock will be delisted from the NASDAQ Global Market.  In the event of such notification, we would have an opportunity to appeal NASDAQ’s determination.  If faced with delisting, we may submit an application to transfer the listing of our common stock to the NASDAQ Capital Market.

Kevin Lokay appointed as President and Chief Executive Officer

On November 12, 2007, we announced that Kevin G. Lokay, a current member of our  Board of Directors, was appointed to the position of President and Chief Executive Officer.  Mr. Lokay has served on the our Board of Directors since January 2001 and will remain a member of the Board. Mr. Lokay has more than 26 years of pharmaceutical industry experience, including a strong concentration in the successful sales and marketing of oncology therapeutics and supportive care products.  Mr. Lokay recently served as Vice President and Business Unit Head, Oncology and Acute Care Business Unit at GlaxoSmithKline Pharmaceuticals (GSK). While at GSK, he successfully launched three oncology and two acute care products and grew the business to over $2.3 billion in sales.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 as Compared to December 31, 2006

Revenues

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)

PROSTASCINT	$9,636	$9,125	$511	6%
QUADRAMET	9,301	8,141	1,160	14%
CAPHOSOL	1,275	—	1,275	n/a
Other product revenue	—	30	(30)	(100%)
License and contract	6	11	(5)	(45%)
	$20,218	$17,307	$2,911	17%

Total revenues for the year ended December 31, 2007 were $20.2 million compared to $17.3 million for the same period in 2006.  Product revenues accounted for substantially all of total revenues in each of 2007 and 2006.    Commencing with the second quarter of 2007, we began recognizing revenue from CAPHOSOL.  We did not recognize any revenue in 2007 from SOLTAMOX which we introduced to the U.S. market in the second half of 2006, because shipments of this product did not meet the revenue recognition criteria under U.S. GAAP.  We ceased selling and marketing SOLTAMOX effective January 1, 2008.  If QUADRAMET or PROSTASCINT does not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, and if we fail to successfully grow sales of CAPHOSOL, we may not be able to generate sufficient revenue to become profitable.

PROSTASCINT.  PROSTASCINT sales were $9.6 million for the year ended December 31, 2007, compared to $9.1 million for 2006.  Sales of PROSTASCINT accounted for 48% and 53% of product revenues for 2007 and 2006, respectively.  Unit sales for 2007 decreased 8% from 2006.  The sales increase from the prior year period was attributable to a higher average selling price in 2007 due to price increases for PROSTASCINT of 9% and 10% on September 1, 2006 and January 1, 2007, respectively. We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

QUADRAMET.  QUADRAMET sales were $9.3 million for the year ended December 31, 2007, compared to $8.1 million for 2006.  Sales of QUADRAMET accounted for 46% and 47% of product revenues for 2007 and 2006, respectively.  Unit sales for 2007 increased 2% from 2006.  In addition to the volume increase, the sales increase from the prior year period was also attributable to a higher average selling price in 2007 due to price increases for QUADRAMET of 5% and 13% on September 1, 2006 and January 1, 2007, respectively.  Currently, we market QUADRAMET only in the United States and have no rights to market

QUADRAMET in Europe.  We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

CAPHOSOL.  CAPHOSOL sales were $1.3 million for the year ended December 31, 2007.  We introduced CAPHOSOL to the U.S market in March 2007.  We began to recognize CAPHOSOL revenues in the second quarter of 2007, based on a number of factors including product sales to end-users, on-hand inventory estimates in the distribution channel, expiry dates, and data on product acceptance in the marketplace.  Starting in the third quarter of 2007, we had sufficient evidence to reasonably estimate returns and chargebacks and have managed inventories in the distribution channels to not exceed targeted levels.  As a result, we began to recognize revenues on CAPHOSOL based on shipments to customers.  We cannot assure you that we will be able to successfully market CAPHOSOL or that CAPHOSOL will achieve greater market penetration on a timely basis or result in significant revenues for us.

Other Product Revenue.   We did not recognize any SOLTAMOX revenue in 2007 because shipments of this product did not meet the revenue recognition criteria under U.S. GAAP.  Due to limited end-user demand and inventory dating issues, substantially all of the SOLTAMOX inventory at wholesalers was returned to us resulting in our inability to recognize such shipments as revenue.  For the year ended December 31, 2006, we recognized $30,000 in SOLTAMOX revenue.  Effective January 1, 2008, we ceased selling and marketing SOLTAMOX.

Operating Expenses

			Increase/(Decrease)
	2007	2006	$	%
	(All amounts in thousands, except percentage data)
Cost of product revenues	$13,053	$10,150	$2,903	29%
Selling, general and administrative	39,086	30,166	8,920	30%
Research and development	5,851	7,301	(1,450)	(20%)
Equity in loss of joint venture	—	120	(120)	(100%)
Impairment of intangible asset	1,767	—	1,767	n/a
	$59,757	$47,737	$12,020	25%

Total operating expenses for the year ended December 31, 2007 were $59.8 million compared to $47.7 million in 2006.

Cost of Product Revenues.  Cost of product revenues for the year ended December 31, 2007 and 2006 were $13.1 million and $10.2 million for 2006 and primarily reflects (i) manufacturing and distribution costs for PROSTASCINT, QUADRAMET and CAPHOSOL; (ii) royalties on our sales of products; and (iii) amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003, SOLTAMOX in April 2006 and CAPHOSOL in October 2006.  The increase from the prior year period is primarily due to costs aggregating $882,000 and $160,000 associated with CAPHOSOL and SOLTAMOX which we introduced to the U.S. market in March 2007 and August 2006, respectively, a tentative settlement amount for

$125,000 to terminate the minimum royalty obligations with Rosemont; a reserve of $298,000 for excess SOLTAMOX inventory with short expiry dates; a tentative settlement amount of $100,000 related to PROSTASCINT infringement litigation; and a write down of $765,000 for costs related to a failed PROSTASCINT batch.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 2007 were $39.1 million compared to $30.2 million for the same period of 2006.  The increase from the prior year period is primarily driven by: (i) a $6.0 million expense increase associated with the launch of CAPHOSOL late in the first quarter of 2007; (ii) increased commercial and selling support for all products; (iii) $1.0 million in managed care activities primarily related to SOLTAMOX and CAPHOSOL; and (iv) $505,000 of costs related to the evaluation of strategic alternatives.

Research and Development.  Research and development expenses for the year ended December 31, 2007 were $5.9 million compared to $7.3 million for the same period of 2006.  The decrease from the prior year period is primarily due to reduced expenditures for pre-clinical testing and production of clinical supplies for CYT-500 as compared to those incurred in 2006, partially offset by increased employment costs.

Equity in Loss of Joint Venture.  Our share of the loss of the PSMA Development Company LLC (PDC), our former joint venture with Progenics, was $120,000 for the year ended December 31, 2006.  Such amounts represented 50% of the joint venture's net losses.  We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting until April 20, 2006 when we sold our ownership interest in PDC to Progenics.  Following the sale of our interest in the joint venture in April 2006, we have no further obligations to the joint venture.

Impairment of Intangible Assets. We assess the carrying value of our intangible assets when circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Due to limited end-user demand, uncertainty regarding future market penetration, the decision in the third quarter of 2007 to reallocate sales and marketing resources to other products, and inventory dating issues, we assessed the recoverability of the carrying amount of our SOLTAMOX license and determined an impairment existed. Accordingly, during the third quarter of 2007, we recorded a non-cash impairment charge of approximately $1.8 million to write-down this asset to zero.

Interest Income/Expense.  Interest income for the year ended December 31, 2007 was $1.1 million compared to $1.5 million for the same period of 2006.  The decrease from the prior year period was due to higher average cash balances in 2006.  Interest expense for the year ended December 31, 2007 was $66,000 compared to $36,000 for the same period of 2006.  Interest expense includes interest on finance charges related to various equipment leases that are accounted for as capital leases and interest on amounts to be escrowed in connection with the license agreement with InPharma.

Advanced Magnetics, Inc. Litigation Settlement, Net.  In February 2007, we settled our lawsuit against Advanced Magnetics, Inc., as well as Advanced Magnetics' counterclaims against us, by mutual agreement.  Under the terms of the settlement agreement, Advanced Magnetics paid us $4.0 million and released 50,000 shares of Cytogen common stock held in escrow.  As a result of the settlement, we recorded a gain of $3.9 million, net of transaction costs in 2007.

Gain on Sale of Equity Interest in Joint Venture.  On April 20, 2006, we entered into a Membership Interest Purchase Agreement with Progenics providing for the sale to Progenics of our 50% ownership interest in PDC, our joint venture with Progenics for the development of in vivo cancer immunotherapies based on PSMA.  In addition, we entered into an Amended and Restated PSMA/PSMP License Agreement with Progenics and PDC pursuant to which we licensed PDC certain rights in PSMA technology.  Under the terms of such agreements, we sold our 50% interest in PDC for a cash payment of $13.2 million, potential future milestone payments totaling up to $52.0 million payable upon regulatory approval and commercialization of PDC products, and royalties on future PDC product sales, if any.  As a result of the transaction, for the year ended December 31, 2006, we recorded a gain of $12.9 million on the sale of our equity interest in the joint venture.  This amount  represents the net proceeds after transaction costs less the carrying value of our investment in the joint venture at the time of sale.

Decrease in Warrant Liabilities.  In connection with the sale of our common stock and warrants in 2005, 2006 and 2007, we recorded the warrants as a liability at their fair value using the Black-Scholes option-pricing model and will remeasure them at each reporting date until exercised or expired.  Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense.  For the year ended December 31, 2007, we reported a non-cash unrealized gain of $8.9 million related to the decrease in fair value of these outstanding warrants during the period, compared to a $1.0 million non-cash unrealized gain for the same period of 2006.  The market price for our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Net Loss.  Net loss for the year ended December 31, 2007 was $25.7 million compared to $15.1 million for the same period of 2006.  The basic and diluted net loss per share for 2007 was $0.79 based on 32.5 million weighted-average common shares outstanding, compared to a basic and diluted net loss per share of $0.64 based on 23.5 million weighted-average common shares outstanding for the same period in 2006.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 as Compared to December 31, 2005

Revenues

			Increase/(Decrease)
	2006	2005	$	%
	(All amounts in thousands, except percentage data)

PROSTASCINT	$9,125	$7,407	$1,718	23%
QUADRAMET	8,141	8,350	(209)	(3%)
Other product revenue	30	--	30	n/a
License and contract	11	189	(178)	(94%)
	$17,307	$15,946	$1,361	9%

Total revenues for the year ended December 31, 2006 were $17.3 million compared to $15.9 million for 2005.  Product revenues accounted for substantially all of total revenues in 2006 and 99% of total revenues in 2005.  License and contract revenues accounted for the remainder of revenues.

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

QUADRAMET.  We recorded QUADRAMET sales of $8.1 million for the year ended December 31, 2006, compared to $8.4 million for 2005.  QUADRAMET sales accounted for 47% and 53% of product revenues for 2006 and 2005, respectively.  QUADRAMET year-over-year sales were essentially flat with the exception of a change in the timing of scheduled maintenance shutdowns for one of our raw material suppliers that negatively impacted product availability during the fourth quarter of 2006.  Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe.

Other Product Revenue.  For the year ended December 31, 2006, other product revenue was comprised of $30,000 of SOLTAMOX sales.  We introduced SOLTAMOX in the second half of 2006 and began supplying the distribution channels to support initial patient demand.  In 2006, approximately $1.1 million of SOLTAMOX supply was shipped to wholesalers; however, we did not recognize revenues for SOLTAMOX in our consolidated statement of operations because shipments of this product did not meet the revenue recognition criteria under U.S. GAAP.  Due to limited end-user demand and inventory dating issues, substantially all of the SOLTAMOX inventory at wholesalers was returned to us in 2007, resulting in our inability to recognize such shipments as revenue.

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

Cost of Product Revenues.  Cost of product revenues for the year ended December 31, 2006 was $10.2 million compared to $9.5 million for 2005 and primarily reflects manufacturing costs for PROSTASCINT and QUADRAMET, royalties on our sales of products and amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003, SOLTAMOX in April 2006 and CAPHOSOL in October 2006.  The increase from the prior year period was due primarily to higher product revenue and the amortization expenses for SOLTAMOX and CAPHOSOL in 2006.

Selling, General and Administrative.  Selling, general and administrative expenses for the year ended December 31, 2006 were $30.2 million compared to $25.9 million for  2005.  The increase in selling, general and administrative expenses is primarily attributable to $2.1 million of launch costs associated with SOLTAMOX, which we introduced in the second half of 2006, pre-launch costs of $752,000 for CAPHOSOL and the recognition of $1.6 million of share-based compensation in 2006 for options and nonvested shares granted to employees, partially offset by the $750,000 of pre-launch costs in 2005 for Combidex.

Research and Development.  Research and development expenses for the year ended December 31, 2006 were $7.3 million compared to $6.2 million for 2005.  The increase in 2006 from the prior year is primarily driven by costs associated with the clinical development initiatives for both QUADRAMET and PROSTASCINT and the pre-clinical development program for CYT-500.  The 2006 expenses also include the recognition of $252,000 of share-based compensation in 2006 for options and nonvested shares granted to employees.  The 2005 expenses included a charge of $500,000 related to the issuance of shares of our common stock in August 2005 to the stockholders and debtholders of Prostagen Inc. made pursuant to the terms of an addendum to our Stock Exchange Agreement dated June 15, 1999.

    Equity in Loss of Joint Venture.  Our share of the loss of the PSMA Development Company LLC (PDC), our former joint venture with Progenics, was $120,000 for the year ended December 31, 2006 compared to $3.2 million in 2005.  Such amounts represented 50% of the joint venture's net losses.  We equally shared ownership and costs of the joint venture with Progenics and accounted for the joint venture using the equity method of accounting until April 20, 2006 when we sold our ownership interest in PDC to Progenics.  Following the sale of our interest in the joint venture in April 2006, we have no further obligations to the joint venture.

Interest Income/Expense.  Interest income for the year ended December 31, 2006 was $1.5 million compared to $712,000 for the same period of 2005.  The increase from the prior year period was due to higher average yield on higher average cash balances in 2006.  Interest expense for the year ended December 31, 2006 was $36,000 compared to $114,000 for the same period of 2005.  Interest expense includes finance charges on insurance premiums which were financed and purchases of various equipment that are accounted for as capital leases.  Interest expense in 2005 also includes interest on outstanding debt which was paid off in August 2005.

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

Decrease in Value of Warrant Liabilities.  In connection with the sale of our common stock and warrants in 2005 and 2006, we recorded the warrants as a liability at their fair value at the dates of issuance using the Black-Scholes option-pricing model and will remeasure them at each reporting date until they are exercised or expire.  Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense.  For the year ended December 31, 2006, we reported a gain of $1.0 million related to the decrease in fair value of these warrants since their issuance dates or December 31, 2005, whichever is later, compared to a $1.7 million gain recorded in the same period of 2005 related to the decrease in fair value of these warrants since their issuance dates.

Income Tax Benefit.  During 2005, we sold a portion of our New Jersey state net operating loss carryforwards, which resulted in the recognition of $256,000 in income tax benefits.  We did not sell any New Jersey state net operating loss carryforwards in 2006 or 2007.

Net Loss.  Net loss for the year ended December 31, 2006 was $15.1 million compared to $26.3 million for 2005.  The basic and diluted net loss per share for 2006 was $0.64 based on 23.5 million weighted-average common shares outstanding, compared to a basic and diluted net loss per share of $1.54 based on 17.1 million weighted-average common shares outstanding for 2005.

COMMITMENTS

We have entered into various contractual and commercial commitments.  The following table summarizes our obligations with respect to these commitments as of December 31, 2007:

Contractual Obligation	Less than 1 year	1 to 3 years	4 to 5 years	More than 5 years	Total
	(All amounts in thousands)

Capital lease obligations	$87	$66	$—	$—	$153

Facility leases	338	282	—	—	620

Research and development	810	150	150	406	1,516

Marketing and other obligations	1,671	613	—	—	2,284

Manufacturing contracts(1)	5,077	5,077	—	—	10,154

Minimum royalty payments(2)	1,000	2,000	2,000	833	5,833

Total(3)	$8,983	$8,188	$2,150	$1,239	$20,560

_________
(1) Effective January 1, 2004, we entered into a new manufacturing and supply agreement with BMSMI for QUADRAMET whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET.  Under the terms of our agreement, we are obligated to pay at least $5.1 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on a two year prior written notice.  This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two-year prior written notice.  We have neither terminated nor received a termination notice from BMSMI for this agreement.  We have not included commitments beyond December 31, 2009.

(2) We acquired an exclusive license from Dow for QUADRAMET for the treatment of osteoblastic bone metastases in certain territories.  The agreement requires us to pay Dow royalties based on a percentage of net sales of QUADRAMET, or a guaranteed contractual minimum payment, whichever is greater, and future payments upon achievement of certain milestones.  Future annual minimum royalties due to Dow are $1.0 million per year in 2008 through 2012 and $833,000 in 2013.

(3) At December 31, 2007, we have no uncertain tax positions.  We do not anticipate any events in the next 12-months that would require us to record a liability related to any uncertain income tax positions as prescribed by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).

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

We acquired the exclusive marketing rights for SOLTAMOX in the United States under our distribution agreement with Rosemont.  The agreement with Rosemont requires us to pay Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States through June 2018.  We have reached a tentative agreement with Rosemont to terminate all agreements effective December 31, 2007, including the minimum royalty obligation.  We have recorded a charge of $125,000 in 2007 for the estimated settlement amount and have not included any further commitment beyond December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that we will continue our operations as a going concern.  We were incorporated in 1980, and do not have a history of earnings.  As a result, our registered independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations.  Such capital formation activities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

Condensed Statement of Cash Flows:

2007
(All amounts in thousands)
Net loss	$(25,692)
Adjustments to reconcile net loss to net cash used in operating activities	(5,437)
Net cash used in operating activities	(31,129)
Net cash used in investing activities	(2,040)
Net cash provided by financing activities	9,576
Net decrease in cash and cash equivalents	$(23,593)

    Our cash and cash equivalents were $8.9 million as of December 31, 2007, compared to $32.5 million as of December 31, 2006.  For the years ended December 31, 2007 and 2006, net cash used in operating activities was $31.1 million and $22.9 million, respectively.  The increase in cash usage from the prior year period was primarily due to the support of marketing initiatives for our marketed products, including the commercial launch of CAPHOSOL in 2007, partially offset by the receipt of $4.0 million related to the Advanced Magnetics, Inc. settlement agreement.  We also received net cash proceeds of $9.3 million from our securities purchase agreement with certain institutional investors in July 2007.  We expect that our existing capital resources at December 31, 2007 should be adequate to fund our operations and commitments into the second quarter of 2008.

 Historically, our primary sources of cash have been proceeds from the issuance and sale of our stock through public offerings and private placements, product revenues, revenues from contract research services, fees paid under license agreements, sale of assets, and interest earned on cash and short-term investments.

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs.  We expect that our existing capital resources at December 31, 2007 should be adequate to fund our operations and commitments into the second quarter of 2008.  We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated.  We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

On November 5, 2007, we announced that we had engaged an investment banking firm to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our pipeline and maximize stockholder value.   On March 11, 2008, the Company announced that it has entered into a definitive merger agreement with EUSA Pharma Inc., pursuant to which all outstanding shares of the Company will be converted into $0.62 per share in cash, which represents a premium of approximately 35% over the closing price of $0.46 on March 10, 2008.  EUSA Pharma is a transatlantic specialty pharmaceutical company focused on oncology, pain control and critical care.

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock, and the parties entrance into a sublicense agreement for the European and Asian rights to the Company’s Caphosol product.  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

    If we are unable to consummate the merger with EUSA, we will need to raise additional capital in the second quarter of 2008. If we are unable to raise additional financing, we will be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, sell certain assets, cease operations or declare bankruptcy. There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including: (i) the successful commercialization of our products; (ii) the costs associated with the acquisition of complementary clinical stage and marketed products; (iii) progress in our product development efforts and the magnitude and scope of such efforts; (iv) progress with clinical trials; (v) progress with regulatory affairs activities; (vi) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; (vii) competing technological and market developments; and (viii) the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We cannot assure you that the financial sources described above will be available when needed or at terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

On November 5, 2007, we received notification from The NASDAQ Stock Market, or NASDAQ, that we are not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5).  The closing price of our common stock has been below $1.00 per share since September 24, 2007.  The letter states that we have 180 calendar days, or until May 5, 2008, to regain compliance with the minimum bid price requirement of $1.00 per share.  We can achieve compliance, if at any time before May 5, 2008, our common stock closes at $1.00 per share or more for at least 10 consecutive business days.  If compliance with NASDAQ’s Marketplace Rules is not achieved by May 5, 2008, NASDAQ will provide notice that our common stock will be delisted from the NASDAQ Global Market.  In the event of such notification, we would have an opportunity to appeal NASDAQ’s determination.  If faced with delisting, we may submit an application to transfer the listing of our common stock to the NASDAQ Capital Market.

Additionally, if we are unable to consummate the merger with EUSA, our common stock may be delisted by NASDAQ. If delisted from the NASDAQ Global Market and unable to transfer to the NASDAQ Capital Market, our common stock would be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to “penny stock” regulations promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such regulations, imposes various practice requirements on broker-dealers who sell securities governed by the regulations to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. There can be no assurance that we will be able to maintain the listing of our common stock on NASDAQ. Delisting from NASDAQ would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

We have not yet determined what action, if any, we will take in response to the notice from NASDAQ, although we intend to monitor the closing bid price of our common stock between now and May 5, 2008, and to consider available options if our common stock does not trade at a level likely to result in the Company regaining compliance with the NASDAQ minimum closing bid price requirement.

There can be no assurance that we will be able to maintain the listing of our common stock on the NASDAQ Global Market.  Delisting from NASDAQ would make trading our common stock more difficult for investors, potentially leading to further declines in our share price.  It would also make it more difficult for us to raise additional capital.  Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities.  These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

Other Liquidity Events

On June 29, 2007, we entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of our common stock and warrants to purchase 2,907,301 shares of our common stock, through a private placement offering.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months after their issuance and ending five years after they become exercisable.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In exchange for $1.74, the purchasers received one share of common stock and a warrant to purchase .5 share of common stock.  The transaction closed on July 6, 2007. The offering provided us net cash proceeds of approximately $9.3 million.  The placement agents in this transaction received (i) a cash fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of our common stock having an exercise price of $2.23 per share and exercisable beginning six months after their issuance and ending five years after they become exercisable.  In connection with this sale, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of the shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from the closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the registration statement was declared effective by the SEC.

We concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of December 31, 2007.

On November 10, 2006, we sold to certain institutional investors 7,092,203 shares of our common stock and 3,546,107 warrants to purchase shares of our common stock.  The warrants have an exercise price of $3.32 per share and are exercisable beginning six months and ending five years after their issuance.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In connection with this sale, we entered into a Registration Rights Agreement with the investors under which, we were obligated to file a registration statement with the SEC for the resale of the shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or three years from the closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $20 million for each 30-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.  We concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of December 31, 2007.

On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia.  In accordance with the terms of the Agreement, we paid InPharma $1.2 million in 2007 and are obligated to pay an additional $200,000 in October 2008 contingent upon certain conditions.  We are also obligated to pay InPharma royalties based on a percentage of net sales and future milestone payments of up to an aggregate of $49.0 million.  We are also obligated to pay royalties on net sales to certain other licensors and a finder's fee based upon a percentage of milestone payments made to InPharma.  For the year ended December 31, 2007, we recorded $185,000 of royalties for CAPHOSOL.  On August 30, 2007, we executed Amendment No. 1 to the license agreement with InPharma that restructured the amounts payable by us upon the exercise of the option for European marketing rights.  On February 14, 2008, we executed Amendment No. 2 to the license agreement with InPharma to restructure the amounts payable by us in connection with the exercise of the options for the European and Asian marketing rights, including milestone payments and royalties based on sales levels in North America.  Pursuant to the merger agreement between EUSA and us dated March 10, 2008, EUSA will sublicense the marketing rights to Europe and Asia, subject to the approval from certain other licensors and not InPharma.

In the event we exercise the options to license marketing rights for CAPHOSOL in Europe and Asia, we are obligated to pay InPharma additional fees and payments, including sales-based milestone payments for the respective territories.  We also shall pay InPharma a portion of any up-front license fees and milestone payments, but not royalties, received by us in consideration of the grant by us to other parties of the right to market CAPHOSOL in Europe or Asia.  For Asia, such amounts are only payable to the extent such up-front license fees and milestone payments are in excess of the amount paid by us to InPharma for the marketing rights in Asia.  We are also obligated to pay certain licensors, other than InPharma royalties based on net sales of CAPHOSOL in North America and Europe and Asia, if exercised.

In September 2006, we entered into a non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement was scheduled to terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility.  Under the terms of the agreement, we anticipate paying at least an aggregate of $3.9 million through the end of the term of contract, of which $3.1 million of an aggregate $3.6 million was incurred in 2007.  The original agreement was extended by amendment through the end of 2007 and subsequently extended through the end of 2008 by an additional amendment.

On April 21, 2006, we entered into a distribution agreement with Savient granting us exclusive marketing rights for SOLTAMOX in the United States.  In addition, we entered into a supply agreement with Savient and Rosemont for the manufacture and supply of SOLTAMOX.  Our agreements with Savient were subsequently assigned to Rosemont by Savient.  Under the terms of the agreements, we would have had to pay contingent sales-based payments of up to a total of $4.0 million to Rosemont.  We were also required to pay Rosemont royalties on net sales of SOLTAMOX.  Beginning in 2007, we were obligated to pay Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States.  For the year ended December 31, 2007, we recorded $209,000 in royalties to Rosemont.    As a result of limited end-user demand and the reallocation of resources to our other products, effective January 1, 2008, we ceased selling and marketing SOLTAMOX.  We have subsequently reached a tentative agreement with Rosemont to terminate the distribution and supply agreements effective December 31, 2007, including the minimum royalty obligations.  For the year ended December 31, 2007, we recorded a charge of $125,000 in cost of  product revenue, which represents the estimated settlement amount.

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

Effective January 1, 2004, we entered into a manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET.  Under the terms of the new agreement, we are obligated to pay at least $5.1 million annually, subject to future annual price adjustment, through

2008, unless terminated by BMSMI or us on two years prior written notice.  For the year ended December 31, 2007, we incurred $4.8 million of manufacturing costs for QUADRAMET.  This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two year prior written notice.  We also pay BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service.  In January 2008, BMSMI was acquired by Avista Capital Partners.  Since our agreement requires two years prior written notice to terminate and we have not received any termination notice from BMSMI, we do not expect any disruption in BMSMI’s performance of its obligations under our agreement for 2008 and 2009.  We currently have no alternative manufacturer or supplier for QUADRAMET and any of its components.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 1 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007 includes a summary of our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.  The following is a brief discussion of the more significant accounting policies and methods used by us.  The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ materially from those estimates.

Revenue Recognition

Product revenues include product sales by us to our customers. We recognize revenues in accordance with SEC Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition".  We recognize product sales when substantially all the risks and rewards of ownership have transferred to the customer, which generally occurs on the date of shipment.  Our revenue recognition policy has a substantial impact on our reported results and relies on certain estimates that require subjective judgments on the part of management. We recognize product sales net of allowances for estimated returns, rebates and discounts.  We estimate allowances based primarily on our past experience and other available information pertinent to the use and marketing of the product.

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

Provisions for Estimated Reductions to Gross Sales

At the time product sales are made, we reduce gross sales through accruals for product returns, rebates and volume discounts. We account for these reductions in accordance with Emerging Issues Task Force Issue No. 01-9 Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products) ("EITF 01-9"), and Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists ("SFAS 48"), as applicable.

Returns

QUADRAMET is a short half-life radioactive product that is indicated for the relief of pain due to metastatic bone disease arising from various types of cancer. Due to its rapid rate of radioactive decay, QUADRAMET has a shelf life of only about 72 hours.  For this reason, QUADRAMET is ordered for a specific patient on a pre-scheduled visit, and, as such, our customers are unable to maintain stock inventories of this product.  In addition, because the product is ordered for pre-scheduled visits for specific patients, product returns are very low.  Our methodology to estimate sales returns is based on historical experience that demonstrates that the vast majority of the returns occur within one month of when product was shipped.  At the time of sale, we estimate the quantity and value of QUADRAMET that may ultimately be returned. We generally have the exact number of returns related to prior month sales in the current month, so the provision for returns is trued up to actual quickly.

We do not allow product returns for PROSTASCINT.

We estimate returns on CAPHOSOL based on historical experience.  To date, returns have been minimal since the product has a three-year shelf life, a majority of our customers do not stock the product due to its size and the inventory in the distribution channels has been carefully monitored to not exceed targeted levels.

Returns from SOLTAMOX, were more difficult to assess.  Since we have no historical return experience with these products, we could not reliably estimate expected returns of this new product.  Therefore, we deferred recognition of revenue until the right of return no longer exists or until we had developed sufficient historical experience to estimate sales returns.  Due to continued limited end-user demand and inventory dating issues, substantially all of the SOLTAMOX inventory at wholesalers was returned.  These returns will have no financial impact on the results of our financial statements.

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

Warrant Liability

We follow Emerging Issues Task Force (EITF) No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" which provides guidance for distinguishing between permanent equity, temporary equity and assets and liabilities.  Under EITF 00-19, to qualify as permanent equity, the warrants must permit us to settle in unregistered shares.  We do not have that ability under the securities purchase agreement for the warrants issued in July and August 2005, and therefore, the warrants are classified as a liability in the accompanying consolidated balance sheet.  Our warrants issued in November 2006 and July 2007, which permit net cash settlement at the option of the warrant holders, also require classification as a liability in accordance with EITF 00-19.

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

We follow EITF No. 00-19-2, "Accounting for Registration Payment Arrangement", which specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities they relate to.  The Staff position requires the contingent obligation in a registration payment arrangement to be separately analyzed under FASB Statement No. 5, "Accounting for Contingencies", and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss".  Consequently, if payment in a registration payment arrangement in connection with the warrants issued in November 2006 and July 2007 is probable and can be reasonably estimated, a liability will be recorded.  No liability was recorded as of December 31, 2007 or 2006.

Share-Based Compensation

We account for share-based compensation in accordance with SFAS No. 123(R), "Share-Based Payment".  Under the fair value recognition provision of this statement, the share-based compensation, which is generally based on the fair value of the awards calculated using the Black-Scholes option pricing model on the date of grant, is recognized on a straight-line basis over the requisite service period, generally the vesting period, for grants on or after January 1, 2006.  For nonvested shares, we use the fair value of the underlying common stock on the date of grant.  Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividend yield, expected forfeiture rates, expected volatility, the expected term and expected risk-free interest rates.  If we were to use different estimates or a different valuation model, our share-based compensation expense and our results of operations could be materially impacted.

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

Fair Value Option

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" (SFAS 159), which will become effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits entities to measure eligible financial assets and financial liabilities at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable, and subsequent changes in fair value must be recorded in earnings.  We will adopt SFAS 159 in fiscal year 2008 and are evaluating if we will elect the fair value option for any of our eligible financial instruments.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which will become effective in fiscal year 2008.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements; however, it does not require any new fair value measurements.  The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures for financial assets and liabilities beginning in the first quarter of 2008 and for non-financial assets and liabilities starting in 2009 and is not expected to have a material effect on our consolidated financial statements.

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

We are exposed to certain risks arising from changes in the price of our common stock, primarily due to the potential effect of changes in fair value of the warrant liabilities related to the warrants issued in 2005, 2006 and 2007.  The warrant liabilities are measured at fair value using the Black-Scholes option-pricing model at each reporting date and are subject to significant increases or decreases in value and a corresponding loss or gain in the statement of operations due to the effects of changes in the price of common stock at period end and the related calculation of volatility.

Item 8.	Financial Statements and Supplementary Data

    The financial statements required to be disclosed under this Item are submitted as a separate section of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

(b)	Internal Controls Over Financial Reporting

(1)	Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

(2)           Attestation Report of the Independent Registered Public Accounting Firm

KPMG LLP, the Company's independent registered public accounting firm has issued its report on  the  effectiveness of the Company's internal control over financial reporting.  This report appears on page 95 of this Annual Report on Form 10-K.

(3)         Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cytogen Corporation:

We have audited Cytogen Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Cytogen Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cytogen Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cytogen Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 14, 2008 expressed an unqualified opinion on those consolidated financial statements which included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2008

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers and Key Employees", “Audit and Finance Committee of Board of Directors” and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

The discussion under the headings "Executive Compensation" and “Compensation Discussion and Analysis” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The discussion under the heading "Certain Relationships and Related Transactions and Director Independence" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accountant Fees and Services

    The discussion under the heading "Independent Auditors' Fees and Services" in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.
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

Exhibit No.

3.1.6
Certificate of Amendment to Restated Certificate of Incorporation dated June 13, 2007.  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q ended June 30, 2007, filed with the Commission on August 9, 2007 and incorporated herein by reference.

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

10.1.2
Amendment No. 2 to the Cytogen Corporation 1988 Stock Option Plan for Non-Employee Directors dated May 22, 1996.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996, and incorporated herein by reference. +

10.2
1989 Stock Option Policy for Outside Consultants.  Filed as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1 (Reg. No. 33-31280), and incorporated herein by reference. +

10.3.1
License Agreement dated March 31, 1993 between Cytogen Corporation and The Dow Chemical Company.  Filed as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1993, filed with the Commission on October 13, 1993, and incorporated herein by reference.*

Exhibit No.

10.3.2
Amendment of the License Agreement between Cytogen Corporation and The Dow Chemical Company dated September 5, 1995.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, filed with the Commission on May 9, 1996, and incorporated herein by reference.*

10.3.3
Second Amendment to the License Agreement between Cytogen Corporation and The Dow Chemical Company dated May 20, 1996.  Filed as an exhibit to Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, filed with the Commission on August 2, 1996, and incorporated herein by reference.*

10.4
License Agreement, dated March 10, 1993, between Cytogen Corporation and The University of North Carolina at Chapel Hill, as amended.  Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 17, 1995, and incorporated herein by reference.*

10.5
Option and License Agreement, dated July 1, 1993, between Cytogen Corporation and Sloan-Kettering Institute for Cancer Research.  Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Commission on March 17, 1995, and incorporated herein by reference.*

10.6
Horosziewicz-Cytogen Agreement, dated April 20, 1989, between Cytogen Corporation and Julius S. Horosziewicz, M.D., DMSe.  Filed as an exhibit to the Company' s Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Commission on March 28, 1996, and incorporated herein by reference.*

10.7.1
Stock Exchange Agreement among Cytogen Corporation and the Stockholders and Debtholders of Prostagen, Inc.  Filed as an exhibit to the Company's Registration Statement on Form S-3 (Reg. No. 333-83215) dated July 19, 1999, as amended, filed with the Commission on July 20, 1999, and incorporated herein by reference.

10.7.2
Addendum to Stock Exchange Agreement among Cytogen Corporation and the Shareholders and Debtholders of Prostagen, Inc. dated as of May 14, 2002, and amended as of August 13, 2002.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002, and incorporated herein by reference.

Exhibit No.

10.7.3
Addendum No. 2 to Stock Exchange Agreement among Cytogen Corporation and the Stockholders and Debtholders of Prostagen, Inc.  Filed as an exhibit to the Company's Current Report on Form 8-K dated November 19, 2004, filed with the Commission on November 22, 2004, and incorporated herein by reference.

10.8
AxCell Biosciences Corporation Stock Option Plan.  Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission on March 28, 2000, and incorporated herein by reference. +

10.9
Written Compensatory Agreement by and between Cytogen Corporation and H. Joseph Reiser dated August 24, 1998, as revised on July 11, 2000.  Filed as an exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-48454), filed with the Commission on October 23, 2000, and incorporated herein by reference. +

10.10
Written Compensatory Agreement by and between Cytogen Corporation and Lawrence Hoffman dated July 10, 2000.  Filed as an exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-48454), filed with the Commission on October 23, 2000, and incorporated herein by reference. +

10.11
Cytogen Corporation Stock Payment Program Bonus Plan.  Filed as an exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-58384), filed with the Commission on April 6, 2001, and incorporated herein by reference. +

10.12
MFS Fund Distributors, Inc. 401(K) Profit Sharing Plan and Trust.  Filed as an exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference. +

10.13
Adoption Agreement for MFS Fund Distributors, Inc. Non-Standardized 401(K) Profit Sharing Plan and Trust, with amendments.  Filed as an exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-59718), filed with the Commission on April 27, 2001, and incorporated herein by reference.

10.14
Cytogen Corporation Performance Bonus Plan with Stock Payment Program.  Filed as an exhibit to Company's Registration Statement on Form S-8 (Reg. No. 333-75304), filed with the Commission on December 17, 2001, and incorporated herein by reference. +

Exhibit No.

10.15
Share Purchase Agreement by and between Cytogen Corporation and the State of Wisconsin Investment Board dated as of January 18, 2002.  Filed as an exhibit to the Company's Current Report on Form 8-K, dated January 18, 2002, filed with the Commission on January 24, 2002, and incorporated herein by reference.

10.16
Form of Executive Change of Control Severance Agreement by and between Cytogen Corporation and each of its Executive Officers.  Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission on March 28, 2002, and incorporated herein by reference. +

10.17.1
Sublease Agreement by and between Cytogen Corporation and Hale and Dorr LLP dated as of May 23, 2002.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the Commission on August 14, 2002, and incorporated herein by reference.

10.17.2
First Amendment to Sublease Agreement by and between Cytogen Corporation and Hale and Dorr LLP dated February 10, 2004.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 7, 2004, and incorporated herein by reference.

10.18
Cytogen Corporation Amended and Restated 1995 Stock Option Plan.  Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. +

10.19
Amended and Restated 1999 Stock Option Plan for Non-Employee Directors.  Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. +

10.20	Written Compensatory Agreement by and between Cytogen Corporation and Michael D. Becker dated December 17, 2002. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 31, 2003, and incorporated herein by reference. +

10.21	Securities Purchase Agreement by and among Cytogen Corporation and certain purchasers of the Company's common stock dated June 6, 2003. Filed as an exhibit to the Company's Current Report on Form 8-K dated June 6, 2003, filed with the Commission on June 9, 2003, and incorporated herein by reference.

Exhibit No.

10.22
Form of Common Stock Purchase Warrant issued by the Company in favor of certain purchasers of the Company's common stock dated June 6, 2003.  Filed as an exhibit to the Company's Current Report on Form 8-K dated June 6, 2003, filed with the Commission on June 9, 2003, and incorporated herein by reference.

10.23
Registration Rights Agreement by and among the Company and certain purchasers of the Company's common stock dated June 6, 2003.  Filed as an exhibit to the Company's Current Report on Form 8-K dated June 6, 2003, filed with the Commission on June 9, 2003, and incorporated herein by reference.

10.24
Securities Purchase Agreement by and among Cytogen Corporation and certain purchasers of the Company's common stock dated July 10, 2003.  Filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2003, filed with the Commission on July 11, 2003, and incorporated herein by reference.

10.25
Form of Common Stock Purchase Warrant issued by Cytogen Corporation in favor of certain purchasers of the Company's common stock dated July 10, 2003.  Filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2003, filed with the Commission on July 11, 2003, and incorporated herein by reference.

10.26
Registration Rights Agreement by and among Cytogen Corporation and certain purchasers of the Company's common stock dated July 10, 2003.  Filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2003, filed with the Commission on July 11, 2003, and incorporated herein by reference.

10.27
Share Purchase Agreement by and among Cytogen Corporation and certain purchasers of the Company's common stock dated November 6, 2003.  Filed as an exhibit to the Company's Current Report on Form 8-K dated November 6, 2003, filed with the Commission on November 7, 2003, and incorporated herein by reference.

10.28
Termination Agreement between Cytogen Corporation and Berlex Laboratories, Inc., dated June 16, 2003.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 12, 2003, and incorporated herein by reference. **

10.29
Assignment Agreement between Cytogen Corporation and Berlex Laboratories, Inc., dated August 1, 2003.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission on November 12, 2003, and incorporated herein by reference. **

Exhibit No.

10.30
Placement Agency Agreement by and among Cytogen Corporation, CIBC World Markets Corp., JMP Securities LLC and ThinkEquity Partners LLC dated April 14, 2004.  Filed as an exhibit to the Company's Current Report on Form 8-K dated April 14, 2004, filed with the Commission on April 15, 2004, and incorporated herein by reference.

10.31
Manufacturing and Supply Agreement by and between Cytogen Corporation and Bristol-Myers Squibb Medical Imaging, Inc. effective as of January 1, 2004.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission on May 7, 2004, and incorporated herein by reference. **

10.32
Cytogen Corporation 2004 Stock Incentive Plan.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004, and incorporated herein by reference. +

10.33
Cytogen Corporation 2004 Non-Employee Director Stock Incentive Plan.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission on August 9, 2004, and incorporated herein by reference. +

10.34	Warrant Agreement, dated June 10, 2003, between Cytogen Corporation and Howard Soule, Ph.D. Filed as an exhibit to the Company's Registration Statement on Form S-8 (Reg. No. 333-121320), filed with the Commission on December 16, 2004, and incorporated herein by reference. +

10.35	Cytogen Corporation Employee Stock Purchase Plan, amended as of February 2005. Filed as an exhibit to the Company's Current Report on Form 8-K dated February 8, 2005, filed with the Commission on February 10, 2005, and incorporated herein by reference. +

10.36	Form of Securities Purchase Agreement by and among the Company and the Purchasers dated July 19, 2005. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference.

10.37	Form of Common Stock Purchase Warrant issued by the Company in favor of each Purchaser dated July 19, 2005. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 20, 2005, and incorporated herein by reference.

Exhibit No.

10.38
Cytogen Corporation 2005 Employee Stock Purchase Plan.  Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on September 27, 2005, and incorporated herein by reference. +

10.39
Form of Securities Purchase Agreement by and among the Company and the Purchasers dated December 13, 2005.  Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on December 14, 2005, and incorporated herein by reference.

10.40
Form of Common Stock Purchase Warrant issued by the Company in favor of each Purchaser dated December 13, 2005.  Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on December 14, 2005, and incorporated herein by reference.

10.41
Engagement Agreement dated December 13, 2005 between Cytogen Corporation and Rodman & Renshaw, LLC.  Filed as an exhibit to the Company's Current Report on Form 8-K/A, filed with the Commission on December 14, 2005, and incorporated herein by reference.

10.42	Cytogen Corporation 2006 Equity Compensation Plan. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 10, 2006, and incorporated herein by reference. +

10.43	Membership Interest Purchase Agreement dated as of April 20, 2006 between the Company and Progenics Pharmaceutical, Inc. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 10, 2006, and incorporated herein by reference.

10.44	Amended and Restated PSMA/PSMP License Agreement dated April 20, 2006 among the Company, Progenics Pharmaceuticals, Inc. and PSMA Development Company LLC.** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 10, 2006, and incorporated herein by reference.

10.45	Exclusive Distribution Agreement dated as of April 21, 2006 between the Company and Savient Pharmaceuticals, Inc. ** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 10, 2006, and incorporated herein by reference.

Exhibit No.

10.46
Manufacture and Supply Agreement dated April 21, 2006 between the Company, Savient Pharmaceuticals, Inc. and Rosemont Pharmaceuticals Limited.** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed with the Commission on May 10, 2006, and incorporated herein by reference.

10.47
Product Purchase and Supply Agreement dated as of June 20, 2006 between the Company and Oncology Therapeutics Network, J.V.  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission on August 9, 2006, and incorporated herein by reference.

10.48
Manufacturing Agreement dated September 29, 2006 by and between the Company and Laureate Pharma, Inc. **  Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2006, and incorporated herein by reference.

10.49.1	Product License and Assignment Agreement dated as of October 11, 2006 by and among the Company, InPharma AS, and InPharma, Inc. ** Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2006, and incorporated herein by reference.

10.49.2	Amendment No. 1 to Product License and Assignment Agreement dated August 30, 2007 between the Company and InPharma AS.* Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the Commission on November 14, 2007, and incorporated herein by reference.

10.50	Securities Purchase Agreement dated as of November 1, 2006, among the Company and certain Purchasers. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on November 9, 2006, and incorporated herein by reference.

10.51	Form of Common Stock Purchase Warrant issued by the Company in favor of certain Purchasers. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on November 9, 2006, and incorporated herein by reference.

Exhibit No.

10.52
Form of Registration Rights Agreement among the Company and certain Purchasers.  Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on November 9, 2006, and incorporated herein by reference.

10.53
Settlement and Release Agreement dated February 15, 2007 between the Company and Advanced Magnetics, Inc.  Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2007 and incorporated herein by reference.

10.54
Contract Manufacturing Agreement dated as of January 8, 2007 between the Company and Holopack Verpackungstechnik GmbH.**  Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Commission on March 16, 2007, and incorporated herein by reference.

10.55
Securities Purchase Agreement between the Company and each of the Purchasers dated as of June 28, 2007. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 2, 2007, and incorporated herein by reference.

10.56
Form of Common Stock Purchase Warrant issued by the Company in favor of each Purchaser. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 2, 2007, and incorporated herein by reference.

10.57
Registration Rights Agreement between the Company and each of the Purchasers dated as of June 28, 2007. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 2, 2007, and incorporated herein by reference.

10.58
Engagement Agreement between the Company, Rodman & Renshaw, LLC and Roth Capital Partners, LLC. Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Commission on July 11, 2007, and incorporated herein by reference.

10.59
Cytogen Corporation 2004 Non-Employee Director Stock Incentive Plan, as amended.  Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Commission on August 9, 2007, and incorporated herein by reference.

23.1	Consent of KPMG LLP. Filed herewith.

Exhibit No.

23.2	Consent of PricewaterhouseCoopers LLP. Filed herewith

24	Power of Attorney (contained on signature page attached hereto)

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

32.1	Certification of President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Senior Vice President, Finance and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2008.

CYTOGEN CORPORATION

By:	/s/ KEVIN G. LOKAY
Kevin G. Lokay,
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned officers and directors of Cytogen Corporation, hereby severally constitute and appoint Kevin G. Lokay and Kevin J. Bratton and each of them singly, our true and lawful attorneys with full power to any of them, and to each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K and generally to do all such things in our name and behalf in our capacities as officers and directors to enable Cytogen Corporation to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the /capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ KEVIN G. LOKAY	President and Chief Executive Officer	March 14, 2008
	Kevin G. Lokay	(Principal Executive Officer and Director)

By:	/s/ KEVIN J. BRATTON	Senior Vice President, Finance, and Chief Financial Officer (Principal	March 14, 2008
	Kevin J. Bratton	Financial and Accounting Officer)

By:	/s/ JOHN E. BAGALAY, JR.	Director	March 14, 2008
John E. Bagalay, Jr.

By:	/s/ ALLEN BLOOM	Director	March 14, 2008
Allen Bloom

By:	/s/ STEPHEN K. CARTER	Director	March 14, 2008
Stephen K. Carter

By:	/s/ JAMES A. GRIGSBY	Director and Chairman of the Board	March 14, 2008
James A. Grigsby

By:	/s/ ROBERT F. HENDRICKSON	Director	March 14, 2008
Robert F. Hendrickson

By:	/s/ DENNIS H. LANGER	Director	March 14, 2008
Dennis H. Langer

By:	/s/ JOSEPH A. MOLLICA	Director	March 14, 2008
Joseph A. Mollica

Form 10-K Item 15(a)(1) and (2)

CYTOGEN CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Cytogen Corporation:

We have audited the accompanying consolidated balance sheets of Cytogen Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  We did not audit the financial statements of PSMA Development Company LLC (a development stage enterprise), a 50% owned unconsolidated investee company.  The Company's equity interest in the loss of PSMA Development Company LLC was $3.2 million for the year ended December 31, 2005.   The 2005 financial statements of PSMA Development Company LLC were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the 2005 amounts included for PSMA Development Company LLC, is based solely on the report of the other auditors.  The report of the other auditors on the 2005 financial statements of PSMA Development Company LLC contains an explanatory paragraph that states that PSMA Development Company LLC has suffered recurring losses from operations and does not have a work plan or budget for 2006, all of which raise substantial doubt about its ability to continue as a going concern, and that its financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cytogen Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in notes 1 and 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" effective January 1, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cytogen Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of
PSMA Development Company LLC:

In our opinion, the statements of operations, of Members' (deficit) equity and of cash flows of PSMA Development Company LLC (the “Company”) (a development stage enterprise) (not presented separately herein) present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2005, and, cumulatively, for the period from June 15, 1999 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

New York, New York
March 15, 2006

CYTOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share and per share data)

	December 31,
	2007	2006

ASSETS:
Current assets:
Cash and cash equivalents	$8,914	$32,507
Restricted cash	—	1,100
Accounts receivable, net	2,747	2,113
Inventories	4,635	2,538
Prepaid expenses	1,070	1,571
Other current assets	121	156
Total current assets	17,487	39,985
Property and equipment, less accumulated depreciation and amortization of $1,662 and $1,409 at December 31, 2007 and 2006, respectively	1,046	691
Product license fees, less accumulated amortization of $3,547 and $2,577, at December 31, 2007 and 2006, respectively	8,842	11,612
Other assets	1,952	2,065
	$29,327	$54,353
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of long-term liabilities	$87	$64
Accounts payable and accrued liabilities	8,490	10,104
Total current liabilities	8,577	10,168
Warrant liabilities	995	6,464
Other long-term liabilities	66	59
Total liabilities	9,638	16,691
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $.01 par value, 5,400,000 shares authorized – Series C Junior Participating Preferred Stock, $.01 par value, 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 and 50,000,000 shares authorized, 35,570,836 and 29,605,631 shares issued and outstanding at December 31, 2007 and 2006, respectively	356	296
Additional paid-in capital	472,648	465,016
Accumulated other comprehensive income	47	20
Accumulated deficit	(453,362)	(427,670)
Total stockholders' equity	19,689	37,662
	$29,327	$54,353
The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)

	Year Ended December 31,

	2007	2006	2005
REVENUES:
Product revenue:
PROSTASCINT	$9,636	$9,125	$7,407
QUADRAMET	9,301	8,141	8,350
CAPHOSOL	1,275	—	—
Others	—	30	—
Total product revenue	20,212	17,296	15,757
License and contract revenue	6	11	189

Total revenues	20,218	17,307	15,946

OPERATING EXPENSES:
Cost of product revenue	13,053	10,150	9,523
Selling, general and administrative	39,086	30,166	25,895
Research and development	5,851	7,301	6,162
Equity in loss of joint venture	—	120	3,175
Impairment of intangible asset	1,767	—	—
Total operating expenses	59,757	47,737	44,755
Operating loss	(39,539)	(30,430)	(28,809)
Interest income	1,092	1,451	712
Interest expense	(66)	(36)	(114)
Advanced Magnetics Inc. litigation settlement, net	3,946	—	—
Gain on sale of equity interest in joint venture	—	12,873	—
Decrease in value of warrant liabilities	8,875	1,039	1,666
Loss before income taxes	(25,692)	(15,103)	(26,545)
Income tax benefit	—	—	(256)
Net loss	$(25,692)	$(15,103)	$(26,289)
Basic and diluted net loss per share	$(0.79)	$(0.64)	$(1.54)
Weighted-average common shares outstanding	32,496	23,494	17,117

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(All amounts in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Unearned Compensa-tion	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
	Share	Amount

Balance, December 31, 2004	15,489,116	$ 155	$ 426,153	$ —	$ —	$ (386,278)	$ 40,030

Sale of shares of common stock including exercise of stock options and warrants	6,887,847	69	23,129	—	—	—	23,198
Issuance of shares of common stock related to compensation	4,000	—	19	—	—	—	19
Issuance of shares of common stock related to Prostagen	92,799	1	499	—	—	—	500
Unearned compensation related to non-vested stock grants	—	—	869	(869)	—	—	—
Reversal of unearned compensation related to non-vested stock grants	—	—	(167)	167	—	—	—
Amortization of unearned compensation	—	—	—	92	—	—	92
Comprehensive loss:
Net loss	—	—	—	—	—	(26,289)	(26,289)
Unrealized gain on marketable securities	—	—	—	—	28	—	28
Total comprehensive loss	—	—	—	—	—	—	(26,261)

Balance, December 31, 2005	22,473,762	225	450,502	(610)	28	(412,567)	37,578

Sale of shares of common stock	7,131,869	71	13,247	—	—	—	13,318
Share-based compensation expense	—	—	1,877	—	—	—	1,877
Reversal of unearned compensation related to non-vested stock grants	—	—	(610)	610	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(15,103)	(15,103)
Unrealized loss on marketable securities	—	—	—	—	(8)	—	(8)
Total comprehensive loss	—	—	—	—	—	—	(15,111)

Balance, December 31, 2006	29,605,631	296	465,016	—	20	(427,670)	37,662

Sale of shares of common stock	5,965,205	60	6,559	—	—	—	6,619
Share-based compensation expense related to warrants issued to placement agents	—	—	(255)	—	—	—	(255)
Share-based compensation expense related to grants to employees	—	—	1,328	—	—	—	1,328
Comprehensive loss:
Net loss	—	—	—	—	—	(25,692)	(25,692)
Unrealized gain on marketable securities	—	—	—	—	27	—	27
Total comprehensive loss	—	—	—	—	—	—	(25,665)

Balance, December 31, 2007	35,570,836	$ 356	$ 472,648	$ —	$ 47	$ (453,362)	$ 19,689

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,692)	$(15,103)	$(26,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,703	1,366	1,018
Decrease in value of warrant liabilities	(8,875)	(1,039)	(1,666)
Share-based compensation expense	1,435	1,877	111
Share-based milestone obligation	—	—	500
Increase (decrease) in provision for doubtful accounts	13	2	(72)
Gain on sale of equity interest in joint venture	—	(12,873)	—
Impairment of intangible asset	1,767	—	—
Inventory write-down	1,132	—	—
Other	55	(19)	64
Changes in assets and liabilities:
Accounts receivables	(647)	(372)	(265)
Inventories	(3,205)	1,044	51
Other assets	1,786	(1,588)	(139)
Liability related to joint venture	—	—	(396)
Accounts payable and accrued liabilities	(601)	3,852	(2,385)

Net cash used in operating activities	(31,129)	(22,853)	(29,468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of product rights	(1,200)	(6,845)	—
Purchases of property and equipment	(840)	(171)	(405)
Proceeds from sale of equity interest in joint venture	—	13,132	—
Maturities of short-term investments	—	—	22,727

Net cash provided by (used in) investing activities	(2,040)	6,116	22,322

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,619	13,318	23,198
Proceeds from issuance of warrants	3,041	5,634	3,535
Payments of long-term liabilities	(84)	(45)	(2,296)

Net cash provided by financing activities	9,576	18,907	24,437

Net increase (decrease) in cash and cash equivalents	(23,593)	2,170	17,291
Cash and cash equivalents, beginning of year	32,507	30,337	13,046

Cash and cash equivalents, end of year	$8,914	$32,507	$30,337
Supplemental disclosure of non-cash information:
Unrealized holding gain (loss) on marketable securities	$27	$(8)	$28
Capital lease of equipment	113	96	25
Issuance of warrants to placement agents	365	—	—
Share-based compensation charged to inventory	3	—	—
Supplemental disclosure of cash information:
Cash paid for interest	$36	$32	$395
Cash received for taxes	—	—	256
The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cytogen has a history of operating losses since its inception.  The Company currently relies on two products, PROSTASCINT and QUADRAMET, for substantially all of its current revenues.  The Company will depend on market acceptance of CAPHOSOL for potential new revenues.  If CAPHOSOL does not achieve market acceptance, either because the Company fails to effectively market such product or competitors introduce new products, the Company will not be able to generate sufficient revenue to become profitable.  The Company has, from time to time, stopped selling certain products that the Company previously believed would generate significant revenues.  Effective January 1, 2008, the Company ceased selling and marketing SOLTAMOX, a liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings (see Note 17).  The Company's products are subject to significant regulatory review by the FDA and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals.  In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary technologies for the Company to sell and market to others.  The Company is also subject to revenue and credit concentration risks as a small number of its customers account for a high percentage of total revenues and corresponding receivables.  The loss of one of these customers or changes in their buying patterns could result in reduced sales, thereby adversely affecting the operating results.

The Company’s audited financial statements for the fiscal year ended December 31, 2007, were prepared under the assumption that the Company will continue its operations as a going concern.  The Company incorporated in 1980, and does not have a history of earnings.  As a result, the Company’s independent registered accountants in their audit report have expressed substantial doubt about the Company’s ability to continue as a going concern.  Continued operations are dependent on the Company’s ability to complete equity or debt formation activities or to generate profitable operations.  Such capital formation activities may not be available or may not be available on reasonable terms.  The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.  If the Company cannot continue as a viable entity, its stockholders may lose some or all of their investment in the Company.

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

On November 5, 2007, the Company announced that it had engaged an investment banking firm to assist the Company in identifying and evaluating strategic alternatives intended to enhance the future growth potential of the Company’s pipeline and maximize shareholder value.   On March 11, 2008, the Company announced that it has entered into a definitive merger agreement with EUSA Pharma Inc., pursuant to which all outstanding shares of the Company will be converted into $0.62 per share in cash, which represents a premium of approximately 35% over the closing price of $0.46 on March 10, 2008.  EUSA Pharma is a transatlantic specialty pharmaceutical company focused on oncology, pain control and critical care.

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock, and the parties entrance into a sublicense agreement for the European and Asian rights to the Company’s Caphosol product.  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

Our cash and cash equivalents were $8.9 million as of December 31, 2007. During the year ended December 31, 2007, net cash used in operating activities was $31.1 million. We expect that our existing capital resources at December 31, 2007, should be adequate to fund our operations and commitments into the second quarter of 2008. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of complementary clinical stage and marketed products, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources at December 31, 2007, should be adequate to fund our operations and commitments into the second quarter of 2008. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

If we are unable to consummate the merger with EUSA, we will need to raise additional capital in the second quarter of 2008. If we are unable to raise additional financing, we will be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, sell certain assets, cease operations or declare bankruptcy. There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including: (i) the successful commercialization of our products; (ii) the costs associated with the acquisition of complementary clinical stage and marketed products; (iii) progress in our product development efforts and the magnitude and scope of such efforts; (iv) progress with clinical trials; (v) progress with regulatory affairs activities; (vi) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; (vii) competing technological and market developments; and (viii) the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We cannot assure you that the financial sources described above will be available when needed or at terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

Additionally, if we are unable to consummate the merger with EUSA, our common stock may be delisted by NASDAQ. If delisted from the NASDAQ Global Market and unable to transfer to the NASDAQ Capital Market, our common stock would be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to “penny stock” regulations promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such regulations, imposes various practice requirements on broker-dealers who sell securities governed by the regulations to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. There can be no assurance that we will be able to maintain the listing of our common stock on NASDAQ. Delisting from NASDAQ would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our  securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

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

Restricted Cash

In connection with the Company's license agreement with InPharma executed in October 2006, the Company pledged $1.1 million as collateral to secure a letter of credit for $1.0 million in favor of InPharma to guarantee Cytogen's payment of $1.0 million on April 11, 2007 (see Note 19).  Drawing under this letter of credit could not be made prior to April 12, 2007 and only if Cytogen failed to fulfill its payment obligation.  The cash collateral was released from restriction upon the expiration of the letter of credit on April 17, 2007.

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

At December 31, 2007 and 2006, accounts receivable were net of an allowance for doubtful accounts of $19,000 and $6,000, respectively.  Expense charged to the provisions for doubtful accounts during 2007 and 2006 was $13,000 and $2,000, respectively compared to an expense reversal of $72,000 recorded in 2005 which was a result of a decrease in the allowance for doubtful accounts.  The Company wrote did not write off any uncollectible accounts in 2007, 2006 or 2005.

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

	December 31,
	2007	2006
	(All amounts in thousands)
Raw materials	$82	$325
Work-in process	3,221	1,296
Finished goods	1,332	917

	$4,635	$2,538

Due to short dating of current SOLTAMOX product and limited end user demand, the Company recorded a charge of $298,000 during 2007 to fully reserve SOLTAMOX inventory.  The Company ceased selling and marketing SOLTAMOX effective January 1, 2008.  Also in 2007, the Company wrote off $765,000 of PROSTASCINT inventory to cost of product revenue for a failed PROSTASCINT batch due to contamination.

Other Current Assets

At December 31, 2007 and 2006, other current assets include $4,000 and $6,000, respectively, of receivables from employees for advances related to travel, tuition and sales incentive payments.

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

	December 31,
	2007	2006
	(All amounts in thousands)
Leasehold improvements	$181	$175
Equipment and furniture	2,527	1,925
	2,708	2,100
Less: Accumulated depreciation and amortization	(1,662)	(1,409)
	$1,046	$691

Depreciation and amortization expense for property and equipment was $520,000, $462,000 and $331,000 in 2007, 2006 and 2005, respectively.

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

In 2007, due to limited end-user demand for SOLTAMOX, uncertainty regarding future market penetration, and inventory dating issues, the decision in the third quarter of 2007 to reallocate sales and marketing resources to other products, the Company assessed the recoverability of the carrying amount of its SOLTAMOX license and determined an impairment existed as of September 30, 2007. Accordingly, during the third quarter of 2007, Cytogen recorded a non-cash impairment charge of approximately $1.8 million to write-down this asset to zero. The Company ceased selling and marketing SOLTAMOX effective January 1, 2008.

Product License Fees

Product license fees consisted of the following:

	December 31,
	2007	2006
	(All amounts in thousands)
QUADRAMET license fee, net (see Note 6)	$4,934	$5,631
SOLTAMOX license fee, net (see Note 17)	—	1,890
CAPHOSOL license fee, net (see Note 19)	3,908	4,091
	$8,842	$11,612

QUADRAMET License Fee

In August 2003, Cytogen reacquired marketing rights to QUADRAMET in North America and Latin America in exchange for an up-front payment of $8.0 million which was capitalized as a QUADRAMET license fee and is being amortized on a straight-line basis over approximately 12 years, the estimated performance period of the agreement.  The balance is comprised as follows:

	December 31,
	2007	2006
	(All amounts in thousands)
QUADRAMET license fee	$8,000	$8,000
Less: Accumulated amortization	(3,066)	(2,369)
	$4,934	$5,631

During 2007, 2006 and 2005, Cytogen recorded $697,000, $696,000 and $697,000, respectively, of such amortization as cost of product revenues in the accompanying consolidated statements of operations.  Estimated amortization expense is $696,000 for each of the next fiscal years through 2014 and $62,000 in 2015.

SOLTAMOX License Fee

    In February and April 2006, Cytogen paid an aggregate total of $2.0 million to Savient Pharmaceuticals, Inc. representing an up-front licensing fee granting exclusive marketing rights for SOLTAMOX in the United States which was capitalized as a SOLTAMOX license fee and amortized on a straight-line basis over approximately 12 years, the estimated performance period of the agreement. The SOLTAMOX license fee is comprised as follows:

	December 31,
	2007	2006
	(All amounts in thousands)
SOLTAMOX license fee	$2,000	$2,000
Less: Accumulated amortization	(233)	(110)
Less: Impairment of intangible asset	(1,767)	—
	$—	$1,890

    During 2007 and 2006, the Company recorded $123,000 and $110,000, respectively, of such amortization as cost of product revenues in the accompanying consolidated statements of operations.  During the third quarter of 2007, Cytogen recorded a non-cash impairment charge of approximately $1.8 million to write-down the license fee to zero.

CAPHOSOL License Fee

In October 2006, Cytogen acquired from InPharma the exclusive marketing rights to CAPHOSOL in North America and an option to acquire the marketing rights to CAPHOSOL in Europe and Asia.  Based on the relative fair value of the assets acquired, the Company allocated the license and option fees and related transaction costs as follows:  $4.2 million to CAPHOSOL marketing rights in North America which excludes a $400,000 payment contingent upon certain conditions, $1.7 million to the option to license the product rights in Europe and $162,000 to the option to license the product rights in Asia (see "Other Assets" below and Note 19).  In October 2007, the Company paid one-half of the contingent payment or $200,000 to InPharma with the remaining balance to be paid in October 2008 upon certain conditions.  Such payment was added to the cost of Caphosol marketing rights in North America.  The allocated license fee for North America was capitalized as CAPHOSOL license fee in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over approximately eleven years, which is the estimated performance period of the agreement.  The balance is comprised as follows:

	December 31,
	2007	2006
	(All amounts in thousands)
CAPHOSOL license fee	$4,189	$4,189
Add: Contingent payment	200	—
Less: Accumulated amortization	(481)	(98)
	$3,908	$4,091

During 2007 and 2006, the Company recorded $383,000 and $98,000, respectively, of such amortization as cost of product revenues in the accompanying consolidated statements of operations.  Estimated amortization expense is $401,000 for each of the next fiscal year through 2016 and $299,000 in 2017.

Other Assets

Other assets consisted of the following:

	December 31,
	2007	2006
	(All amounts in thousands)
CAPHOSOL option fee for Europe	$1,656	$1,656
Deferred royalty expense	—	105
Other	296	304
	$1,952	$2,065

In October 2006, the Company acquired from InPharma an option to purchase marketing rights to CAPHOSOL in Europe (see "CAPHOSOL License Fee" above and Note 19).  The allocated option fee of $1.7 million for Europe is recorded as other assets and will be transferred to the appropriate asset account, if exercised.  The Company periodically evaluates the option value for impairment by assessing, among other things, its intent and ability to exercise the option, the option expiry date and the market and product competitiveness.

In 2006, the Company introduced SOLTAMOX to the U.S. oncology market and began supplying the distribution channels to support the initial patient demand.  Approximately $1.1 million of SOLTAMOX supply was shipped to wholesalers, however, these shipments were not recognized as revenues because the Company did not have sufficient information to estimate expected product returns.  Accordingly, royalties owed based on SOLTAMOX shipments to wholesalers were deferred, since the Company had the right to offset royalties paid for products that could later be returned against subsequent royalty obligations.  At December 31, 2006, the deferred royalty expense of $105,000 was classified as other assets in the accompanying consolidated balance sheet. The deferred royalties were subsequently recognized as royalty expense in 2007 since the Company was obligated to pay SOLTAMOX minimum royalties (see Note 17).

Other assets in 2007 and 2006 each include $50,000 and $48,000, respectively, of restricted cash which is used as collateral for a letter of credit required by a facility lease as a security deposit.  The letter of credit is automatically renewed annually but not beyond the term of the lease.

Other assets in 2007 and 2006 also include $47,000 and $20,000, respectively, of marketable securities that relate to the 18,356 shares (post a 15 to 1 reverse stock split in 2007) of Northwest Biotherapeutics, Inc. common stock which the Company received in connection with the acquisition of Prostagen, Inc. in 1999.  The Company has classified this investment as available-for-sale securities in accordance with Statement of Financial Accounting Standards

("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Available-for-sale securities are carried at fair value, based on quoted market prices, with unrealized gains or losses reported as a separate component of stockholders' equity.  As of December 31, 2007 and 2006, the Company had an unrealized gain of $47,000 and $20,000, respectively, related to this investment.  There is no assurance, however, that the Company can sell these securities within a reasonable amount of time without negatively affecting the price of the stock because of low daily trading volume.

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

Revenue Recognition

The Company generates revenue from product sales and license and contract revenues.  The Company recognizes revenue in accordance with the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" as amended by Staff Accounting Bulletin No. 104 (together, "SAB 104"), and FASB Statement No. 48 "Revenue Recognition When Right of Return Exists" ("SFAS 48").  SAB 104 states that revenue should not be recognized until it is realized or realizable and earned.  Revenue is realized or realizable and earned when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectibility is reasonably assured.  SFAS 48 states that revenue from sales transactions where the buyer has the right to return the product shall be recognized at the time of sale only if (1) the seller's price to the buyer is substantially fixed or determinable at the date of sale, (2) the buyer has paid the seller, or the buyer is obligated to pay the seller and the obligation is not contingent on resale of the product, (3) the buyer's obligation to the seller would not be changed in the event of theft or physical destruction or damage of the product, (4) the buyer acquiring the product for resale has economic substance apart from that provided by the seller, (5) the seller does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (6) the amount of future returns can be reasonably estimated.

Product Sales

The Company recognizes revenues for product sales at the time title and risk of loss are transferred to the customer, and the other criteria of SAB 104 and SFAS 48 are satisfied, which is generally at the time products are shipped to customers.  At the time gross revenue is recognized from product sales, an adjustment, or decrease, to revenue for estimated rebates, discounts and returns is also recorded.  This revenue reserve is determined on a product-by-product basis.  The rebate or discount reserve is recorded in accordance with Emerging Issues Task Force (EITF) Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer", which states that cash consideration given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor's products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement.  At the time product is shipped, an adjustment is recorded for estimated rebates and discounts based on the contractual terms with customers.  Revenue reserves including return allowances are established by management as its best estimate at the time of sale based on each product's historical experience adjusted to reflect known changes in the factors that impact such reserves.

For new products launches such as CAPHOSOL and SOLTAMOX, which the Company introduced in March 2007 and August 2006, respectively, the Company’s policy is to recognize revenue based on a number of factors, including product sales to end-users, on-hand inventory estimates in the distribution channel, and the data to determine product acceptance in the marketplace to estimate product returns.  When inventories in the distribution channel do not exceed targeted levels, and the Company has the ability to estimate product returns and discounts, the Company will recognized product sales upon shipment, net of discounts, returns and allowances.

Starting in the third quarter of 2007, the Company has had sufficient evidence to reasonably estimate returns and chargebacks for CAPHOSOL and has monitored inventories in the distribution channels to not exceed targeted levels.  As a result, the Company began recognizing CAPHOSOL revenues based on shipments to customers.

In the case of SOLTAMOX, product shipments made to wholesalers did not meet the revenue recognition criteria of SFAS 48 and SAB 104.  Because the Company could not reliably estimate expected returns for this new product, the Company deferred  recognition of revenue until the right of return no longer existed or until the Company developed sufficient historical experience to estimate sales returns.  In 2006, approximately $1.1 million of SOLTAMOX was shipped to wholesalers.  For these product shipments, the Company invoiced the wholesalers, recorded the payment received as "Customer Liability", and classified the inventory shipped to wholesalers as "Inventory at Wholesalers", in the amount of $93,000 at December 31, 2006, the Company's cost of goods for such inventory.  The Company recognized revenue for SOLTAMOX when such product was sold through to the end users, on a first-in first-out (FIFO) basis.  Additionally, royalty amount due based on unit shipments to wholesalers was deferred and recognized as royalty expense as those units were sold through and recognized as revenue.  The Company had the right to offset royalties paid for products that were later returned against subsequent royalty obligations.  Expenses related to shipments of SOLTAMOX, for which the Company did not have the ability to recover when the products were returned, were expensed as incurred.  Due to limited end-user demand and inventory dating issues, most of SOLTAMOX inventory at wholesalers was returned to the Company by December 31, 2007.  As a result, all deferred costs related to SOLTAMOX shipments were expensed in 2007.  The Company ceased selling and marketing SOLTAMOX effective January 1, 2008.

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

Advertising Costs

Advertising costs are charged to expense as incurred.  In 2007, 2006 and 2005, the advertising costs were $4.5 million, $2.1 million and $710,000, respectively, and are included in selling and marketing expenses in the Company's consolidated statements of operations.

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

On May 2, 2007, the FASB Staff Position amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  This guidance, which is effective immediately, had no impact on the Company's consolidated financial statements as of and for the year ended December 31, 2007.

Net Loss Per Share

Basic net loss per common share is calculated by dividing the Company's net loss by the weighted-average common shares outstanding during each period.  Diluted net loss per common share is the same as basic net loss per share for each of the three years ended December 31, 2007, 2006 and 2005, because the inclusion of common stock equivalents, which consist of nonvested shares, warrants and options to purchase shares of the Company's common stock, would be antidilutive due to the Company's losses (see Notes 12 and 13).

Variable Interest Entities

FASB Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities" ("VIEs"), addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  The Company was required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  For variable interests in VIEs created before January 1, 2004, FIN 46R applied beginning on March 31, 2004.

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

Recent Accounting Pronouncements

Advance Payments for Goods or Services

In June 2007, FASB issued EITF Issue No. 07-03, “Accounting for Advance Payments for Goods or Services To Be Used in Future Research and Development” (EITF 07-03), which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payment for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  We are currently assessing the potential impacts on our consolidated financial statements upon adoption of EITF 07-03.

Fair Value Option

In February 2007, FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (SFAS 159), which will become effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits entities to measure eligible financial assets and financial liabilities at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles.  The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.  We will adopt SFAS 159 in fiscal year 2008 and are evaluating if we will elect the fair value option for any of our eligible financial instruments.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) which will become effective in 2008.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements; however, it does not require any new fair value measurements.  The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures for financial assets and liabilities beginning in the first quarter of 2008 and for non-financial assets and liabilities starting in 2009 and is not expected to have a material effect on our consolidated financial statements.

2.	ADVANCED MAGNETICS, INC.

In August 2000, the Company and Advanced Magnetics, Inc., a developer of superparamagnetic iron oxide nanoparticles used in pharmaceutical products, entered into marketing, license and supply agreements (the "AVM Agreements").  Under the AVM Agreements, Cytogen acquired certain rights in the United States to Advanced Magnetics' product candidates: COMBIDEX®, an investigational functional molecular imaging agent for all applications; and ferumoxytol (formerly referred to as Code 7228) for oncology applications only.  Advanced Magnetics was responsible for all costs associated with the clinical development of, and if approved by the FDA, would have been responsible for the supply and manufacture of COMBIDEX and ferumoxytol and would receive product transfer payments and royalties based upon product sales or certain minimum payments from Cytogen, whichever was greater.  The Company had no funding obligation regarding research and development for Advanced Magnetics and the Company did not earn any compensation nor incur any costs for the research and development activities related to COMBIDEX in 2006 and 2005.

    In January 2006, the Company filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties' 2000 license agreement.  The complaint sought damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of Combidex in compliance with the terms of the licensing agreement.  In February 2006, Advanced Magnetics filed an answer to the Company's complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process.  In February 2007, the Company settled its lawsuit against Advanced Magnetics, as well as Advanced Magnetics' counterclaims against Cytogen, by mutual agreement.  Under the terms of the settlement agreement, Advanced Magnetics paid $4.0 million to the Company and released 50,000 shares of Cytogen common stock held in escrow.  In addition, both parties agreed to early termination of the licensing agreement that would have expired in August 2010.  For the year ended December 31, 2007, the Company recognized a gain on litigation settlement of $3.9 million, net of transaction costs.

3.           ACQUISITION OF PROSTAGEN, INC.

Pursuant to a Stock Exchange Agreement (the "Prostagen Agreement") related to the Company's acquisition of Prostagen Inc. ("Prostagen") in June 1999, the Company agreed to issue up to an additional $4.0 million worth of Cytogen Common Stock to the stockholders and debtholders of Prostagen (the "Prostagen Partners"), if certain milestones are achieved in the dendritic cell therapy and PSMA development programs.  In May 2002, the Company entered into an Addendum to the Prostagen Agreement (the "Addendum"), which clarifies the future milestone payments to be made under the Prostagen Agreement, as well as the timing of such payments.  Pursuant to the Addendum, the Company may be obligated to pay two additional milestone payments of $1.0 million each, upon certain clinical achievements regarding the PSMA development programs.  In November 2004, the Company entered into Addendum No. 2 to the Prostagen Agreement (the "Second Addendum"), which further clarifies the future milestone payments to be made under the Prostagen Agreement.  Pursuant to the Second Addendum, the Company issued 92,799 shares of Common Stock to the Prostagen Partners in 2005.  As a result, the Company recorded charges to research and development expense of $500,000 in 2005.  The Company may be obligated to pay an additional milestone payment of $1.0 million payable in shares of Cytogen common stock, upon certain clinical achievements regarding the PSMA development programs.

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

For the years ended December 31, 2006 and 2005, Cytogen recognized $120,000 and $3.2 million, respectively, in losses of the Joint Venture.  In 2005, each Member contributed capital of $4.0 million to the Joint Venture.  No capital contribution was made in 2006.  Selected financial statement information of the Joint Venture, is as follows (all amounts in thousands):

Income Statement Data:

	From January 1, 2006 to April 20, 2006	Year Ended December 31, 2005	For the Period From June 15, 1999 (inception) to April 20, 2006

Interest income	$6	$9	$256
Total expenses	246	6,358	30,953

Net loss	$(240)	$(6,349)	$(30,697)

Prior to the sale of its interest in the Joint Venture in April 2006, the Company provided limited research and development services to the Joint Venture.  During 2005, the Company recorded revenue related to the Joint Venture of $185,000 and incurred costs of $151,000.  The Company did not provide any research and development services to the Joint Venture in 2007 or 2006.

5.	THE DOW CHEMICAL COMPANY

In 1993, Cytogen acquired an exclusive license from The Dow Chemical Company for QUADRAMET for the treatment of osteoblastic bone metastases in the United States.  This license was amended in 1995 to expand the territory to include Canada and Latin America and again in 1996 to expand the field to include all osteoblastic diseases.  The agreement requires the Company to pay Dow royalties based on a percentage of net sales of QUADRAMET, or a guaranteed annual minimum payment, whichever is greater, and future payments upon the achievement of certain milestones.  The Company recorded $1.0 million in royalty expense for each of 2007, 2006 and 2005.  Future annual minimum royalties due to Dow are $1.0 million per year in 2008 through 2012 and $833,000 in 2013.

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

On August 1, 2003, the Company reacquired marketing rights to QUADRAMET in North America and Latin America from Berlex Laboratories Inc. ("Berlex") in exchange for an up-front payment of $8.0 million and royalties based on future sales of QUADRAMET.  As a result of the agreement, the Company began recording product revenue from the sales of QUADRAMET.  The up-front license payment of $8.0 million was capitalized in 2003 as the QUADRAMET license fee in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over approximately twelve years, which is the estimated performance period of the agreement.  Cytogen also recorded $1.5 million, $1.3 million and $1.4 million of royalty expenses to Berlex based on its sales of QUADRAMET in 2007, 2006 and 2005, respectively, as cost of product revenues.

7.	BRISTOL-MYERS SQUIBB MEDICAL IMAGING, INC.

Effective January 1, 2004, the Company entered into a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. ("BMSMI"), whereby BMSMI will manufacture, distribute and provide order processing and customer service for Cytogen relating to QUADRAMET.  Under the terms of the agreement, Cytogen is obligated to pay at least $5.1 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or Cytogen on two years prior written notice.  This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or Cytogen on two years prior written notice.  During 2007, 2006 and 2005, the Company incurred $4.8 million, $4.5 million and $4.3 million, respectively, of manufacturing costs for QUADRAMET, of which $4.5 million, $4.3 million and $4.2 million, respectively, are included in cost of product revenue and the remaining expenses for each respective period are charged to research and development expenses for clinical supplies.  The Company also pays BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service which is included in selling and marketing expenses.  In January 2008, BMSMI was acquired by Avista Capital Partners.  Since our agreement requires two years prior written notice to terminate and we have not received any termination notice from BMSMI, we do not expect any disruption in BMSMI’s performance of its obligations under our agreement for 2008 and 2009.  We currently have no alternative manufacturer or supplier for QUADRAMET and any of its components.

The two primary components of QUADRAMET, Samarium-153 and EDTMP, are provided to BMSMI by outside suppliers.  BMSMI obtains its supply of Samarium-153 from a sole supplier, and EDTMP from another sole supplier.  Alternative sources for these components may not be readily available, and any alternate suppliers would have to be identified and qualified, subject to all applicable regulatory guidelines.  If BMSMI cannot obtain sufficient quantities of these components on commercially reasonable terms, or in a timely manner, it would be unable to manufacture QUADRAMET on a timely and cost-effective basis.

8.           LAUREATE PHARMA, L.P.

In September 2004, the Company entered into a non-exclusive manufacturing agreement with Laureate Pharma, L.P. pursuant to which Laureate manufactured PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility.  Laureate is the sole manufacturer of PROSTASCINT and its antibodies.  The agreement was terminated upon Laureate's completion of the specified production campaign for POSTASCINT and shipment of the resulting products from Laureate's facility.  Under the terms of the agreement, the Company incurred $35,000 and $1.8 million for the years ended December 31, 2006 and 2005, respectively, all of which were recorded as inventory when purchased.

 In September 2006, we entered into a new non-exclusive manufacturing agreement with Laureate pursuant to which Laureate shall manufacture PROSTASCINT and its primary raw materials for Cytogen in Laureate's Princeton, New Jersey facility. The agreement was scheduled to terminate, unless terminated earlier pursuant to its terms, upon Laureate's completion of the specified production campaign for PROSTASCINT and shipment of the resulting products from Laureate's facility.  Under the terms of the agreement, we anticipate paying at least an aggregate of $3.9 million through the end of the term of contract, of which $3.1 million and $500,000 was incurred in 2007 and 2006, respectively, and were recorded as inventory when purchased.  The original agreement was extended by amendment through the end of 2007 and subsequently extended through the end of 2008 by an additional amendment.

9.	REVENUES FROM MAJOR CUSTOMERS

Revenues from major customers (greater than 10%) as a percentage of total revenues were as follows:

	Year Ended December 31,
	2007	2006	2005

Cardinal Health	43%	41%	47%
Mallinckrodt Inc.	14%	14%	11%

Cardinal Health and Mallinckrodt Inc. distribute PROSTASCINT and QUADRAMET.  Cardinal Health also distributes CAPHOSOL.

As of December 31, 2007 and 2006, the receivables from the above-mentioned major customers accounted for 58% and 50%, respectively, of gross accounts receivable.

10.           ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Significant components of the accounts payable and accrued liabilities were as follows:

	December 31,
	2007	2006

	(All amounts in thousands)
Accounts payable	$3,110	$2,199
Accrued payroll, sales commission and related expenses	1,340	1,766
Accrued royalty expense	1,019	909
Accrued professional and legal expenses	620	806
Accrued research contracts and materials	331	467
Accrued manufacturing costs	227	170
Accrued marketing expenses	992	1,545
Liability to InPharma (see Note 19)	—	1,000
Insurance liability	330	338
Other accruals	521	904
	$8,490	$10,104

11.	LONG-TERM LIABILITIES

Components of long-term liabilities were as follows:

	December 31,
	2007	2006
	(All amounts in thousands)
Capital lease obligations	$153	$123
Warrant liabilities	995	6,464
	1,148	6,587

Less: Current portion of long-term liabilities	(87)	(64)
	$1,061	$6,523

In August 1998, Cytogen received $2.0 million from Elan Corporation, plc ("Elan") in exchange for a convertible promissory note.  The note bore annual interest of 7%, compounded semi-annually, however, such interest was not payable in cash but was added to the principal for the first 24 months; thereafter, interest was payable in cash.  The Company recorded $98,000 in interest expense on this note for 2005.  In August 2005, the Company made a payment of $2.3 million to satisfy its obligations on the $2.0 million promissory note and $280,000 unpaid accrued interest.

The Company leases certain equipment under capital lease obligations, which will expire on various dates through 2010.  The leased equipment in the gross amount of $306,000 and $202,000 at December 31, 2007 and 2006, respectively, are included in the Property and Equipment in the accompanying consolidated balance sheet with the related accumulated depreciation of $185,000 and $118,000 at December 31, 2007 and 2006, respectively.  Depreciation of assets held under capital leases is included with depreciation expense.  Payments to be made under capital lease obligations (including total interest of $17,000) are $99,000 in 2008, $54,000 in 2009 and $17,000 in 2010.  The Company has the option to purchase the leased equipment at its fair value or for a dollar, depending on the term of each respective lease.

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

	July 20, 2005	August 2, 2005	December 31, 2005	December 31, 2006	December 31, 2007
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	105.27%	105.03%	105.86%	104.00%	89.02%
Expected life	10.0 years	10.0 years	9.6 years	8.6 years	7.6 years
Risk-free interest rate	4.25%	4.41%	4.40%	4.77%	4.00%
Company Common Stock Price	$4.92	$5.04	$2.74	$2.33	$0.53

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

	November 10, 2006	December 31, 2006	December 31, 2007
Dividend yield	0%	0%	0%
Expected volatility	81.11%	80.15%	69.77%
Expected life	5.0 years	4.9 years	3.9 years
Risk-free interest rate	4.61%	4.74%	3.33%
Company Common Stock Price	$2.53	$2.33	$0.53

In July 2007, the Company sold to certain institutional investors 5,814,600 shares of its common stock and warrants to purchase 2,907,301 shares of its common stock with an exercise price of $2.23 per share (see Note 12).  The Company also issued warrants to purchase 348,876 shares of its common stock to the placement agents, in addition to the cash compensation.  These warrants are exercisable beginning six months after their issuance and ending five years after they become exercisable.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  As a result, the warrants cannot be classified as permanent equity and are instead classified as a liability at their fair value in the accompanying consolidated balance sheet.  Upon issuance of the warrants in July 2007, the Company recorded the warrant liability at its initial fair value of $3.4 million using the Black-Scholes option pricing model with the following assumptions:

	July 6, 2007	December 31, 2007
Dividend yield	0%	0%
Expected volatility	78.56%	71.74%
Expected life	5.5 years	5.0 years
Risk-free interest rate	5.17%	3.49%
Company Common Stock Price	$1.64	$0.53

Warrants not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expire.  Changes in the fair value of the warrants issued in 2005, 2006 and 2007 as described above will be reported in the consolidated statements of operations as non-operating income or expense.  At December 31, 2007, the aggregate fair value of the warrants decreased to $1.0 million, using the Black-Scholes option pricing model with the respective assumptions in the preceding tables, from their initial fair value or the fair value at December 31, 2006 as applicable, resulting in a gain of $8.9 million for the year ended December 31, 2007.    At December 31, 2006, the aggregate fair value of the warrants decreased to $6.5 million, using the Black-Scholes option pricing model with the respective assumptions in the preceding tables, from their initial fair value or the fair value at December 31, 2005, as applicable, resulting in a gain of $1.0 million for the year ended December 31, 2006.  At December 31, 2005, the fair value of the warrants decreased to $1.9 million, from their initial fair value, resulting in a gain of $1.7 million for the year ended December 31, 2005.

In connection with the sale of Cytogen shares and warrants in November 2006 (see Note 12), the Company entered into a Registration Rights Agreement with the investors under which, the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  The Company is also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or three years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the purchase price paid by the investors ($20 million) for each thirty-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.  The Company concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of December 31, 2007 and 2006.

In connection with the sale of Cytogen shares and warrants in July 2007 (see Note 12), the Company entered into a Registration Rights Agreement with the investors under which the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  The Company is also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the SEC declared the registration statement effective.  The Company concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of December 31, 2007.

12.	PREFERRED STOCK, COMMON STOCK AND WARRANTS

On July 6, 2007, the Company sold to certain institutional investors 5,814,600 shares of its common stock and warrants to purchase 2,907,301 shares of its common stock, through a private placement offering.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months after their issuance and ending five years after they become exercisable.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  As a result, the warrants cannot be classified as permanent equity and are instead classified as a liability at their fair value in the accompanying consolidated balance sheet.  In exchange for $1.74, the purchasers received one share of common stock and a warrant to purchase .5 share of common stock.  The offering provided net cash proceeds of approximately $9.3 million to the Company.  The placement agents in this transaction received (i) a cash fee equal to 6% of the aggregate gross proceeds and (ii) warrants to purchase 348,876 shares of Cytogen common stock having an exercise price of $2.23 per share and exercisable beginning six months after their issuance and ending five years after they become exercisable.  In connection with this sale, the Company entered into a Registration Rights Agreement with the investors under which the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period (see Note 11).  The Company is also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the SEC declared the registration statement effective.

On June 13, 2007, the Company’s stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the total authorized shares of common stock of the Company from 50,000,000 to 100,000,000 shares.

On November 10, 2006, the Company sold to certain institutional investors 7,092,203 shares of its common stock and 3,546,107 warrants to purchase shares of its common stock, through a private placement offering.  The warrants have an exercise price of $3.32 per share and are exercisable beginning six months and ending five years after their issuance.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In exchange for $2.82, the purchasers received one share of common stock and warrants to purchase .5 shares of common stock.  The offering provided net proceeds of approximately $18.4 million to the Company.  The placement agents in this transaction received a fee equal to 7% of the aggregate gross proceeds.  In connection with this sale, the Company entered into a Registration Rights Agreement with the investors under which, the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period (see Note 11).  The Company is also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or three years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the purchase price paid by the investors ($20 million) for each thirty-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.

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

In 2005, the Company issued to certain members of Cytogen's Board of Directors (the “Board Members”) an aggregate total of 4,000 shares of its common stock as compensation for their services as directors of the Company.  Excluding non-vested shares (see Note 13), no shares were issued to the Board Members as compensation in 2007 and 2006.

See Note 3 for information regarding Cytogen common stock issued to the Prostagen Partners, and Notes 13 for information regarding Cytogen common stock issued to employees under the stock option and employee stock purchase plans.

The following table summarizes information about outstanding warrants to purchase Cytogen common stock at December 31, 2007, including warrants issued to non-employees (see Note 13):

	Number of Warrants	Price Range Per Share	Weighted-Average Exercise Price Per Share	Aggregate Exercise Price
Balance at December 31, 2004	1,938,122	$5.65 - $12.80	$11.24	$21,775,459
Granted	1,894,964	4.25 – 6.00	4.97	9,411,765
Exercised	(30,000)	5.65	5.65	(169,500)
Expired	—	—	—	—

Balance at December 31, 2005	3,803,086	4.25 – 12.80	8.16	31,017,724
Granted	3,546,107	3.32	3.32	11,773,075
Exercised	—	—	—	—
Expired	(70,000)	5.65	5.65	(395,500)

Balance at December 31, 2006	7,279,193	3.32 – 12.80	5.82	42,395,299
Granted	3,256,177	2.23	2.23	7,264,531
Exercised	—	—	—	—
Expired	—	—	—	—

Balance at December 31, 2007	10,535,370	$2.23 - $12.80	$4.71	$49,659,830

Exercise Price	Outstanding Warrants	Aggregate Exercise Price
$2.23	3,256,177	$7,264,532
$3.32	3,546,107	$11,773,075
$4.25	1,118,868	$4,755,189
$6.00	776,096	$4,656,576
$6.91	315,790	$2,182,108
$10.97	250,000	$2,742,500
$12.80	1,272,332	$16,285,850

The warrants exercisable at $10.97 per share and $12.80 per share become automatically exercised, in full, if the Company's common stock trades for 30 consecutive trading days at 130% of the respective exercise prices.  The warrants outstanding as of December 31, 2007 expire at various times through August 2015.

At December 31, 2007, warrants to purchase 10,535,370 shares of Cytogen’s common stock with exercise prices ranging from $2.23 to $12.80 per share were exercisable.  At December 31, 2006, warrants to purchase 3,733,086 shares of Cytogen's common stock with exercise prices ranging from $4.25 to $12.80 per share were exercisable.  At December 31, 2005, warrants to purchase 1,908,122 shares of Cytogen’s common stock with exercise prices ranging from $5.65 to $12.80 were exercisable.

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

Cytogen Stock Options

Currently, the Company has three plans which allow for the issuance of stock options and other awards: the 2006 Equity Compensation Plan (the "2006 Plan"); the 2004 Stock Incentive Plan (the "2004 Plan"); and the 2004 Non-Employee Director Stock Incentive Plan (the "2004 Director Plan").  An aggregate of 1,500,000 and 1,200,000 shares of Cytogen common stock have been reserved for issuance upon the exercise of options or stock awards (as applicable) under the 2006 Plan and 2004 Plan, respectively.  On June 13, 2007, the Company’s stockholders approved an amendment to the 2004 Directors Plan to increase the maximum aggregate number of shares of common stock available for issuance under such plan from 375,000 to 750,000.  The Company has reserved an additional 375,000 shares of its common stock for issuance in connection with such increase.  As of December 31, 2007, the number of remaining options or stock authorized and available for grant is approximately 658,007.  The Company also has certain other option plans, for which there are options outstanding but no new options can be granted under those plans.  Options shall become exercisable in accordance with such terms and conditions as may be determined by the Compensation Committee.  Generally, options granted to employees will vest 40%, 30% and 30% one year, two years and three years after the date of grant, respectively.  Options granted to officers will generally vest annually one third each year over a three-year period from the date of grant.

On June 13, 2006, the Company's stockholders approved the 2006 Plan at the 2006 Annual Meeting of Stockholders.  The 2006 Plan provides for the grant of incentive stock options, nonqualified stock options, stock units, stock awards, stock appreciation rights and other stock-based awards to the Company's employees and non-employee directors.  Performance-based awards, which will vest upon the achievement of objective performance goals, may also be granted under the 2006 Plan.  As long as Cytogen common stock is traded on the NASDAQ National Market, the exercise price of Cytogen stock options under the 2006 Plan will be equal to the last reported sales price for Cytogen common stock on the date of grant, unless a higher exercise price is specified by the Compensation Committee.  Except for certain circumstances, the options will generally expire upon the earlier of ten years after the date of grant or within a certain period of time after termination of services as determined by the Compensation Committee.  On December 18, 2007, the Company’s Board of Directors approved amendments to the 2006 Plan to (a) clarify that restricted stock units may be granted under the 2006 Plan; and (b) increase the maximum number of shares of common stock for which awards may be granted to any participant per calendar year from 300,000 shares to 650,000 shares.

The 2004 Plan provides for the grant of incentive stock options, non-qualified stock options or nonvested shares (see below) to the Company's employees, officers, consultants and advisors.  Performance options, which will vest upon the achievement of certain milestones, may also be granted under the 2004 Plan.  The exercise price of Cytogen stock options is equal to the average of high and low trading prices for Cytogen common stock on the date of grant, unless a higher exercise price is specified by the Compensation Committee.  Except for certain circumstances, the options will generally expire upon the earlier of ten years after the date of grant or 90 days after termination of employment.  On December 18, 2007, the Company’s Board of Directors approved an amendment to the 2004 Plan to increase the maximum number of shares of common stock for which awards may be granted to any participant per calendar year from 50,000 shares to 400,000 shares.

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

A summary of option activities related to Cytogen stock options other than performance options, for the year ended December 31, 2007 is as follows:

Cytogen Options Other than Performance Options	Number of Cytogen Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2006	1,460,519	$7.14	8.12	$4,000
Granted	1,394,500	1.71
Exercised	—	—
Forfeited	(519,330)	2.95
Expired	(63,762)	8.90

Balance at December 31, 2007	2,271,927	$4.71	7.45	$—

Exercisable and expected to vest at December 31, 2007	1,941,012	$5.12	8.06	$—

Exercisable at December 31, 2007	961,769	$8.63	4.90	$—

At December 31, 2007, the weighted-average exercise price of outstanding, exercisable and expected to vest and exercisable options each was higher than the market price of the Company's underlying common share, and as a result, the aggregate intrinsic value was zero.

A summary of activities related to performance options for the year ended December 31, 2007 is as follows:

Performance Options	Number of Cytogen Stock Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2006	150,000	$3.54	5.97	—
Granted	—	—
Exercised	—	—
Forfeited	(100,000)	3.54
Expired	—	—

Balance at December 31, 2007	50,000	$3.54	0.14	--

Exercisable and expected to vest at December 31, 2007	50,000	$3.54	0.14	--

Exercisable at December 31, 2007	50,000	$3.54	0.14	--

In 2002, options to purchase 150,000 shares of Cytogen common stock were granted to a key employee.  These options had three separate and equal tranches which would vest upon the achievement of certain milestones established by the Company's Board of Directors.  In June 2006, the Board of Directors determined that one of the performance milestones had been met, and as a result, approved the vesting of 50,000 performance options.  During the year ended December 31, 2006, the Company recorded $152,000 in general and administrative expenses, which represent the grant date fair value of the vested options based on the Black-Scholes option pricing model.  The remaining 100,000 performance options were forfeited in 2007 upon the resignation of the key employee.

At December 31, 2007, the weighted-average exercise price of outstanding, exercisable and expected to vest, and exercisable options each was higher than the market price of the Company's underlying common share, and as a result, the aggregate intrinsic value was zero.

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

A summary of the Cytogen's nonvested share activities for the year ended December 31, 2007 is as follows:
Nonvested Shares	Number of Nonvested Shares	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Vesting Term	Aggregate Intrinsic Value
Balance at December 31, 2006	343,900	$3.65	2.56	$801,000
Granted	615,877	0.95
Vested	(22,165)	3.47
Forfeited	(234,334)	3.33

Balance at December 31, 2007	703,278	$1.39	5.72	$373,000

Vested and expected to vest at December 31, 2007	269,534	$2.73	1.47	$143,000

Vested at December 31, 2007	—	—	—	—

The table above includes 350,877 restricted stock units (RSU’s) which were granted to a key employee upon hire in 2007 and will vest, either in full or a portion thereof upon the achievement of certain milestones established by the Company’s Board of Directors.

Employee Stock Purchase Plan

In September 2005, the Board of Directors of the Company adopted the 2005 Employee Stock Purchase Plan (the "2005 ESPP").  The 2005 ESPP, which was approved by the Company's stockholders on June 13, 2006, is effective October 1, 2005, and replaces the Company's existing employee stock purchase plan which had no remaining shares available for future issuance.  Under the 2005 ESPP, eligible employees may elect to purchase shares of Cytogen common stock at 85% of the lower of fair value as of the first or last trading day of each participation period.  Under the 2005 ESPP, officers of the Company who purchase shares may not transfer such shares for a period of 12 months after the purchase date.  The initial offering period was a nine-month period beginning on October 1, 2005 and ending on June 30, 2006.  Subsequent purchase periods will be three-month periods beginning on the first day in July, October, January and April.  The Company has reserved 500,000 shares of common stock for future issuance under the 2005 ESPP.  The 2005 ESPP plan is compensatory under SFAS 123(R).  In the year ended December 31, 2007 and 2006, employees purchased 128,440 and 39,666 shares of common stock, respectively, for aggregate proceeds to the Company of $108,000 and $82,000, respectively.  At December 31, 2007, 331,894 shares remain available for purchase under the 2005 ESPP.

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

A summary of the Cytogen warrants and options issued to non-employees for the year ended December 31, 2007 is as follows:

Warrants and Options to Non-Employees	Number of Cytogen Warrants and Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at December 31, 2006	289,978	$7.27	3.09	—
Granted	348,876	2.23
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at December 31, 2007	638,854	$4.52	3.68	—

Exercisable and expected to vest at December 31, 2007	638,854	$4.52	3.68	—

Exercisable at December 31, 2007	638,854	$4.52	3.68	—

Included in the table above are warrants issued to placement agents in connection to the Company’s sale of equity in July 2007.  These warrants contain a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  As a result, the warrants cannot be classified as permanent equity and are instead classified as a liability at their fair value in the accompanying consolidated balance sheet (see Notes 11 and 12).

At December 31, 2007, the weighted-average exercise price of outstanding, exercisable and expected to vest, and exercisable warrants each was higher than the market price of the Company's underlying common share, and as a result, the aggregate intrinsic value was zero.

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

A summary of AxCell stock option activities for the year ended December 31, 2007 is as follows:

AxCell Stock Options	Number of AxCell Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Balance at December 31, 2006	50,000	$4.63	5.33
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Balance at December 31, 2007	50,000	$4.63	0.14

Exercisable and expected to vest at December 31, 2007	50,000	$4.63	0.14

Exercisable at December 31, 2007	50,000	$4.63	0.14

AxCell is not a publicly traded subsidiary.  While there was not a readily available market price for AxCell's underlying common share at December 31, 2007, the Company estimated that its fair value was less than the exercise price, and as a result, the aggregate intrinsic value was zero.

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted SFAS No. 123(R) which requires companies to measure and recognize compensation expense for all share-based payments at fair value.  Prior to the adoption of SFAS 123(R), the Company accounted for its stock-based employee compensation expense under the recognition and measurement principles of APB 25, and related interpretations.  Under APB 25, compensation costs related to stock options granted with exercise prices equal to or greater than the fair value of the underlying shares at the date of grant under those plans were not recognized in the consolidated statements of operations.  Compensation costs related to nonvested shares and stock options granted with exercise prices below fair value of the underlying shares at the date of grant were recognized in the consolidated statements of operations over the requisite service period, generally the vesting periods of the awards.  Compensation costs associated with those awards granted prior to the adoption of SFAS 123(R) were recognized using the accelerated attribution method in accordance with FIN 28 and forfeitures were recorded as incurred.  The following table illustrates the effect on net loss and net loss per share as if the fair value method under SFAS 123 had been applied for the year ended December 31, 2005 (all amounts in thousands, except per share data):

Year Ended December 31,
2005

Net loss, as reported	$(26,289)
Add: Stock-based employee compensation expense included in reported net loss	111
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(1,894)
Pro forma net loss	$(28,072)
Basic and diluted net loss per share, as reported	$(1.54)
Pro forma basic and diluted net loss per share	$(1.64)

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

For the years ended December 31, 2007 and 2006, the Company recorded share-based compensation expenses as follows (all amounts in thousands):

	Year Ended December 31,
	2007	2006

Selling, general and administrative	$1,134	$1,625
Research and development	191	252
	$1,325	$1,877

  For the years ended December 31, 2007 and 2006, $3,000 and $0 of compensation costs, respectively, were capitalized to inventory.  In 2005, the Company recorded a charge of $111,000 for share-based compensation in accordance with APB25.  There were no modification charges related to the share-based awards in 2007, 2006 or 2005.

The adoption of SFAS 123(R) resulted in higher net loss of $1.1 million or $0.03 per basic and diluted share for 2007 and $1.6 million or $0.07 per basic and diluted share for 2006, than if the Company had continued to account for the share-based compensation under APB 25.  At December 31, 2007 and 2006, unrecognized compensation expense, which includes the impact of estimated forfeitures, related to unvested awards granted under the Company's share-based compensation plans is approximately $2.1 million and $2.3 million, respectively, and remains to be recognized over a weighted average period of 1.1 years and 1.3 years, respectively.  The Company recognizes share-based compensation on a straight-line basis over the requisite service period for grants on or after January 1, 2006, however, the cumulative amount of compensation expense recognized at any point in time for an award cannot be less than the portion of the grant date fair value of the award that is vested at that date.  Unrecognized compensation expense related to grants made prior to adoption of SFAS 123(R) are recognized using the accelerated amortization method.  Prior periods were not restated to reflect the impact of adopting the new standard.  No cumulative effect adjustment was recorded for the accounting change related to recording actual forfeitures as incurred under APB 25 to estimating forfeitures in accordance with SFAS 123(R) as the amount was de minimus.

The Company's share-based compensation costs are generally based on the fair value of the option awards calculated using the Black-Scholes option pricing model on the date of grant.  The weighted-average fair value per share of the options granted under the Cytogen stock option plans during 2007, 2006 and 2005 is estimated at $1.26, $2.59 and $3.67 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2007, 2006 and 2005:

Valuation Assumptions	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	83%	96%	96%
Risk-free interest rate	4.51%	4.88%	3.97%
Expected life	6.2 yrs	6.4 yrs	4.6 yrs

The compensation costs for nonvested share awards are based on the fair value of Cytogen common stock on the date of grant.  The weighted-average grant date fair value per share of nonvested share awards granted during 2007, 2006 and 2005 was $1.34, $3.00 and $5.15, respectively.

The weighted-average fair value per share ascribed to the shares purchased under the employee stock purchase plan during 2007, 2006 and 2005 is estimated at $0.42, $0.57 and $3.35 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2007, 2006 and 2005:

Valuation Assumptions	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	73%	44%	112%
Risk-free interest rate	4.46%	4.91%	2.71%
Expected life	3 months	2 months	3 months

The weighted-average fair value per share of the warrants granted to non-employees in exchange for services during 2007 and 2005 is estimated at $1.05 and $2.30 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2007 and 2005:

Valuation Assumptions	2007	2005
Dividend yield	0%	0%
Expected volatility	79%	93%
Risk-free interest rate	5.17%	4.43%
Expected life	5.5 yrs	5 yrs

For warrants issued to placement agents in exchange for their services in connection with the July 2007 financing (see Note 12),  the Company allocated the $365,000 of related compensation cost between common stock and warrants issued to the investors based on their relative fair values.  As a result, $110,000 was charged to general and administrative expense in 2007 for cost related to the issuance of warrant liabilities and the remaining $255,000 was netted against the proceeds received from the sale of common stock.  The Company recognized the compensation charge of $430,000 for the warrants issued to the placement agents in 2005 as transaction costs and netted it against the proceeds received from the 2005 financing transaction (see Note 12).  No warrants were granted to non employees in exchange for services during 2006.

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

In 2005, the Company determined the expected term of an award by analyzing historical exercise experience and post-vesting employment termination behavior from its history of grants and exercises.  In 2007 and 2006, the Company calculates the expected life using the simplified method as described in the SEC's Staff Accounting Bulletin No. 107 ("SAB 107") for "plain vanilla" options meeting certain criteria.  The simplified method is based on the vesting period and the contractual term for each grant or each vesting-tranche of awards with graded vesting.  The mid-point between the vesting date and the expiration date is used as the expected term under this method.  As options granted to the Board of Director members do not meet the criteria of "plain vanilla" options, the Company determines the expected term for these options by analyzing the historical exercise experience and post-vesting termination behaviors.  The Company believes the result is a reasonable estimate of the length of time that the options are expected to be outstanding.

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

During 2007, 22,165 nonvested shares became vested and shares were deemed issued upon vesting.  There was no vesting of nonvested shares in 2006 and 2005.  There were no option exercises in 2007 and 2006.  Total intrinsic value was $2,000 for options exercised in 2005.  Cash received from the option exercises in 2005 was $7,000.

14.	RETIREMENT SAVINGS PLAN

The Company maintains a defined contribution 401(k) plan for its employees.  The contribution is determined by the Board of Directors and is based upon a percentage of gross wages of eligible employees.  The plan provides for vesting over four years, with credit given for prior service.  The Company also makes contributions in cash or its common stock, at the Company's discretion, under the 401(k) plan in amounts which match up to 50% of the salary deferred by the participants up to 6% of total salary.  Total expense related to the 401(k) contributions was $177,000, $223,000 and $164,000 for 2007, 2006 and 2005, respectively.  All contributions were made in cash.

15.	INCOME TAXES

As of December 31, 2007, Cytogen had federal and state net operating loss carryforwards of approximately $323.5 million and $238.2 million, respectively.  The Company also had federal and state research and development tax credit carryforwards of approximately $3.6 million and $441,000, respectively.  These net operating loss and credit carryforwards have begun to expire and will continue to expire through 2027.

The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been an "ownership change".  Such an "ownership change", as described in Section 382 and 383 of the Internal Revenue Code, can significantly limit the Company's utilization of its net operating loss and tax credit carryforwards.  Additionally, various states have similar limitations on utilization of certain state net operating loss and credit carryforwards that may limit the Company's ability to realize the benefits of these carryforwards.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  During 2007 and 2006, there were decreases of $4.8 million and $1.1 million, respectively, in the valuation allowance due primarily to the expiration of federal and state net operating loss carryforwards.  During 2005 there was an increase of $4.3 million in the valuation allowance due to the Company's loss history, and uncertainty regarding the realization of deferred tax assets.  The increase to the valuation allowance reduced the actual benefit to

$256,000 in 2005 which amount was related to the sale of New Jersey state operating loss carryforwards.  The Company did not sell any New Jersey state net operating loss carryforwards in 2007 and 2006.  Deferred tax assets have been fully reserved as of December 31, 2007 and 2006.

	2007	2006
	(All amounts in thousands)
Deferred tax assets:
Net operating loss carryforwards	$123,391	$117,533
Capitalized research and development expenses	1,227	1,461
Research and development and state tax Credits	4,278	5,023
Acquisition of in-process technology	493	613
Other, net	2,259	7,040
Total deferred tax assets	131,648	131,670
Valuation allowance	(126,841)	(131,670)
Net deferred tax assets	4,807	—
Deferred tax liabilities:
Other	(4,807)	—
Net deferred tax assets	$—	$—

The effective income tax rate for the Company's continuing operations differs from the statutory tax rate as follows:

	2007	2006	2005

Federal statutory income tax rate	34.0%	34.0%	34.0%
Increase in valuation allowance	(23.0%)	(29.4%)	(29.9%)
Sale of New Jersey net operating loss carryforwards	—%	—%	1.0%
Other	(11.0%)	(4.6%)	(4.1%)
Effective income tax rate	—%	—%	1.0%

During 2005, the Company sold New Jersey state operating loss carryforwards, resulting in the recognition of $256,000 of income tax benefit.

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

    The Company's policy is to record interest and penalties on uncertain tax positions as income tax expense.  At December 31, 2007, the Company has no uncertain tax positions, and no amounts recorded for interest or penalties included in the financial statements.

    The Company does not anticipate any events in the next 12-month period that would require it to record a liability related to any uncertain income tax positions as prescribed by FIN 48.

16.	COMMITMENTS AND CONTINGENCIES

The Company leases its facilities under a non-cancelable operating lease that expires in October 2009.  Rent expense on this lease was $325,000, $320,000 and $351,000 in 2007, 2006 and 2005, respectively.  Minimum future obligation under the operating lease is $620,000 as of December 31, 2007 and will be paid as follows: $338,000 in 2008 and $282,000 in 2009.  The Company also leases certain equipment under capital leases (see Note 11).

The Company is obligated to make minimum future payments under contracts for research and development, marketing, investor relations, consulting and other supporting services that expire at various times.  As of December 31, 2007, the minimum future payments under these contracts are $3.8 million and will be paid as follows: $2.5 million in 2008, $452,000 in 2009, $311,000 in 2010, $75,000 each year from 2011 to 2017, and $31,000 in 2018.  In addition, under the BMSMI agreement which will expire in December 31, 2008 and will automatically renew for five successive one-year periods unless terminated by BMSMI or Cytogen on two year prior written notice, the Company is obligated to pay at least $5.1 million annually, subject to future annual price adjustment.  The Company has not neither terminated this agreement nor received any termination notice from BMSMI.  The Company may terminate this agreement on two years prior written notice (see Note 7).  The Company is also obligated to pay milestone payments upon achievement of certain milestones and royalties on revenues from commercial product sales including certain guaranteed minimum payments.  Such obligations include payments to Dow (see Note 5), Berlex Laboratories (see Note 6) and InPharma (see Note 19).

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

In the ordinary course of business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector.  These agreements are typically with business partners, clinical sites, and suppliers.  Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company's products or product candidates, use of such products or other actions taken or omitted by the Company.  The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited.  The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  The current estimated liabilities relating to this provision are minimal.  Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2007 and 2006.

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

In addition, the Company entered into a supply agreement with Savient and Rosemont previously a wholly-owned subsidiary of Savient, for the manufacture and supply of SOLTAMOX.  Cytogen's agreements with Savient were subsequently assigned to Rosemont by Savient.  Under the terms of the final transaction, the Company paid Savient an up-front licensing fee of $2.0 million and would have had to pay additional contingent sales-based payments of up to a total of $4.0 million to Savient and Rosemont.  The Company was required to pay Rosemont royalties on net sales of SOLTAMOX.  Beginning in 2007, Cytogen was obligated to pay Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States.  Royalty expenses were $209,000 and $111,000 in 2007 and 2006, respectively.   As a result of limited end-user demand and the Company’s reallocation of resources to its other products, effective January 1, 2008,   the Company ceased selling and marketing SOLTAMOX.  The Company has reached a tentative agreement with Rosemont to early terminate the distribution and supply agreements including the minimum royalty obligations.  For the year ended December 31, 2007,  the Company recorded a charge of $125,000 in cost of  product revenue, which represents the maximum financial obligation to Rosemont for minimum royalties.

The up-front license payment of $2.0 million was capitalized as SOLTAMOX license fee in the accompanying consolidated balance sheet and was amortized on a straight-line basis over approximately twelve years, the estimated performance period of the agreement.  The amortization expense for 2007 and  2006 was $123,000 and $110,000, respectively, and is recorded as cost of product revenue (see Note 1).

The Company assesses the carrying value of its intangible assets when circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Due to limited end-user demand, uncertainty regarding future market penetration, the decision in the third quarter of 2007 to reallocate sales and marketing resources to other products, and inventory dating issues, the Company assessed the recoverability of the carrying amount of its SOLTAMOX license and determined an impairment existed as of September 30, 2007. Accordingly, during the third quarter of 2007, Cytogen recorded a non-cash impairment charge of approximately $1.8 million to write-down this asset to zero.  In addition, the Company recorded a charge in the amount of $298,000 in 2007 to fully reserve SOLTAMOX inventory.

18.           HOLOPACK VERPACKUNGSTECHNIK GMBH

In February 2007, the Company entered into a non-exclusive manufacturing agreement with Holopack Verpackungstechnik GmbH for the manufacture of CAPHOSOL.  The agreement has a term of two years and automatically renews for an additional year.  The agreement is terminable by Holopack or the Company with three months notice prior to the end of each term period.

19.           INPHARMA AS

On October 11, 2006, the Company and InPharma entered into a Product License and Assignment Agreement (the “License Agreement”) granting the Company exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia.  Approved as a prescription medical device, CAPHOSOL is a topical oral agent indicated in the United States as an adjunct to standard oral care in treating oral mucositis caused by radiation or high dose chemotherapy.  CAPHOSOL is also indicated for dryness of the mouth (hyposalivation) or dryness of the throat (xerostomia) regardless of the cause or whether the conditions are temporary or permanent.  Under the terms of the Agreement, the Company is obligated to pay InPharma $6.0 million in aggregate up-front fees, of which $4.6 million was paid upon the execution of the agreement, $1.2 million in 2007 and $200,000 will be paid in October 2008 provided there are no indemnification claims by the Company.  In addition, the Company is obligated to pay InPharma royalties based on a percentage of net sales.  For the year ended December 31, 2007, the Company recorded $185,000 in royalty expense.    The Company is also obligated to pay future payments of up to an aggregate of $49.0 million to InPharma based upon the achievement of certain sales-based milestones and a finder's fee based upon a percentage of milestone payments paid to InPharma.

In the event the Company exercises the options to license marketing rights for CAPHOSOL in Europe and Asia, the Company is obligated to pay InPharma additional fees and payments, including sales-based milestone payments for the respective territories.

The Company is required to obtain consents from certain licensors but not InPharma, if the Company sublicenses the rights to market CAPHOSOL in Europe and Asia to other parties. The Company is also required to pay those licensors royalties based on a percentage of net sales in Europe and Asia, if exercised.

On August 30, 2007, the Company and InPharma executed Amendment No.1 to the License Agreement to restructure the amounts payable by the Company upon the exercise of the option for the European marketing rights.  On February 14, 2008, the Company and InPharma executed Amendment No. 2 to the License Agreement to restructure the amounts payable by Cytogen in connection with the exercise of the option for the European and Asian marketing rights, including milestone payments and royalties based on sales levels in North America.  Pursuant to the merger agreement between the Company and EUSA, dated March 10, 2008 (see Note 21), EUSA will sublicense the marketing rights to Europe and Asia, subject to the approvals of certain other licensors and not InPharma.

Based on the relative fair value of the assets acquired, the Company allocated the up-front fees and related transaction costs as follows: $4.2 million to CAPHOSOL marketing rights in North America which excludes a $400,000 payment, contingent upon certain conditions, $1.7 million to the option to license the product rights in Europe and $162,000 to the option to license the product rights in Asia.  In October 2007, the Company paid one half of the contingent payment or $200,000 to InPharma with the remaining balance to be paid in October 2008 upon certain conditions.  Such payment was added to the cost of Caphosol marketing rights in North America.  The allocated license fee for North America was capitalized as CAPHOSOL license fee in the accompanying consolidated balance sheet and is being amortized on a straight-line basis over approximately eleven years, which is the estimated performance period of the agreement.  The amortization expense in 2007 and 2006 was $383,000 and $98,000, respectively, and is recorded as cost of product revenue.  The allocated option fee for Europe is recorded as other assets and will be transferred to the appropriate asset account if exercised.  The Company periodically evaluates the option value for impairment by assessing, among other things, its intent and ability to exercise the option, the option expiry date and the market and product competitiveness.  The allocated option fee for Asia is charged to research and development expense in the accompanying consolidated statement of operations, because the product was not approved in Asia at the time of purchase and there was no future alternative uses for the asset.

20.	LITIGATION AND RELATED MATTERS

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

In January 2006, the Company filed a complaint against Advanced Magnetics in the Massachusetts Superior Court for breach of contract, fraud, unjust enrichment, and breach of the implied covenant of good faith and fair dealing in connection with the parties' 2000 license agreement.  The complaint sought damages along with a request for specific performance requiring Advanced Magnetics to take all reasonable steps to secure FDA approval of COMBIDEX in compliance with the terms of the licensing agreement.  In February 2006, Advanced Magnetics filed an answer to the Company's complaint and asserted various counterclaims, including tortuous interference, defamation, consumer fraud and abuse of process.  In February 2007, the Company settled its lawsuit against Advanced Magnetics, as well as Advanced Magnetics' counterclaims against Cytogen, by mutual agreement. Under the terms of the settlement agreement, Advanced Magnetics paid $4 million to the Company and released 50,000 shares of Cytogen common stock held in escrow.  In addition, both parties agreed to early termination of the licensing agreement that would have expired in August 2010.  As a result of the settlement, the Company recorded a gain of $3.9 million, net of transaction costs in 2007.

On November 7, 2007, Eastern Virginia Medical School (“EVMS”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia.  In the complaint, EVMS purports that the Company’s PROSTASCINT product infringes a patent owned by EVMS and previously licensed to the Company under an agreement between EVMS and the Company entered into in 1991.  The Company is investigating the merits of these claims and intends to conduct a vigorous defense of such claims, if appropriate.  In February 2008, the parties executed a non-binding term sheet setting forth mutually acceptable terms for settlement of the pending litigation between the parties.  Pursuant to the term sheet, Cytogen and EVMS are currently working toward finalizing and executing a settlement agreement, as well as a new license agreement.  For the year ended December 31, 2007, the Company recorded an estimate settlement amount of $100,000 in cost of product revenue which represents the maximum obligation related to this settlement.

In addition, the Company is, from time to time, subject to claims and suits arising in the ordinary course of business.  In the opinion of management, the ultimate resolution of any such current matters would not have a material effect on the Company's financial condition, results of operations or liquidity.

21.           SUBSEQUENT EVENT

On March 11, 2008, the Company announced that it has entered into a definitive merger agreement with EUSA Pharma Inc., pursuant to which all outstanding shares of the Company will be converted into $0.62 per share in cash, which represents a premium of approximately 35% over the closing price of $0.46 on March 10, 2008.  If, at closing of the merger, there are additional shares of the Company’s common stock issued and outstanding which cause the total merger consideration to exceed $22.6 million, then the per share merger consideration may be reduced accordingly so that such maximum aggregate merger consideration does not exceed $22.6 million.  EUSA Pharma is a transatlantic specialty pharmaceutical company focused on oncology, pain control and critical care.

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock, and the parties entrance into a sublicense agreement for the European and Asian rights to the Company’s Caphosol product.  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

22.	CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED

The following tables provide quarterly data for the years ended December 31, 2007 and 2006.

	Three Months Ended
	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007

	(amounts in thousands except per share data)
Total revenues	$4,808	$5,154	$5,122	$5,134
Total operating expenses	15,047	16,831	16,037	11,842
Operating loss	(10,239)	(11,677)	(10,915)	(6,708)
Decrease in value of warrant liabilities	1,095	1,020	5,536	1,224
Advanced Magnetics Inc. litigation settlement, net	3,946	—	—	—
Other income, net	366	261	260	139
Net loss	$(4,832)	$(10,396)	$(5,119)	$(5,345)
Basic and diluted net loss per share	$(0.16)	$(0.35)	$(0.15)	$(0.15)
Weighted-average common shares outstanding, basic and diluted	29,606	29,644	35,099	35,513
Product related gross margin	$1,904	$1,995	$1,946	$1,314

	Three Months Ended
	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006

	(amounts in thousands except per share data)
Total revenues	$4,442	$4,172	$4,172	$4,521
Total operating expenses	11,768	11,038	10,408	14,523
Operating loss	(7,326)	(6,866)	(6,236)	(10,002)
Gain on sale of equity interest in joint venture	—	12,873	—	—
(Increase) decrease in value of warrant liabilities	(631)	813	122	735
Other (expense) income, net	291	386	376	362
Net income (loss)	$(7,666)	$7,206	$(5,738)	$(8,905)
Basic and diluted net income (loss) per share	$(0.34)	$0.32	$(0.26)	$(0.34)
Weighted-average common shares outstanding, basic and diluted	22,474	22,474	22,494	26,468
Product related gross margin(1)	$2,078	$1,616	$1,538	$1,914
_________
(1) Reflects reclassifications of certain costs related to QUADRAMET clinical supplies from cost of product revenue to research and development expenses.