Form 10-K/A
period 2007-12-31
CYTOGEN CORP
filed 2008-04-29
CIK 725058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
___________________

FORM 10-K/A

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

Indicate by check mark if a registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non- Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant's voting shares of Common Stock held by non-affiliates of the registrant on June 30, 2007, based on $1.95 per share, the last reported sale price on the NASDAQ Global Market on that date, was $69,075,531.

The number of shares of Common Stock, $.01 par value, of the registrant outstanding as of March 27, 2008 was 35,570,836 shares.

EXPLANATORY NOTE

Cytogen Corporation (“we”, “our” and “us”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 filed on March 14, 2008 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14).  This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K.  This report does not reflect events occurring after the filing of the Form 10-K and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

This Annual Report on Form 10-K/A contains forward-looking statements, which can be identified by the use of forward-looking terminology such as, "believe," "expect," "may," "plan," "estimate," "intend," "will," "should," "potential" or "anticipate" or the negative thereof, or other variations thereof, or comparable terminology, or by discussions of strategy.  No assurance can be given that the future results covered by such forward-looking statements will be achieved.  The matters set forth in Item 1A.  Risk Factors of the Annual Report on Form 10-K filed on March 14, 2007 constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties that could cause actual results, events or developments to differ materially from those indicated in such forward-looking statements.  We do not undertake to update any forward looking statements.

We maintain www.cytogen.com to provide information to the general public and our stockholders on our products, as well as general information on Cytogen and its management, strategy, career opportunities, financial results and press releases.  Copies of our most recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and other reports filed with the Securities and Exchange Commission, or the SEC, can be obtained, free of charge as soon as reasonably practicable after such material is electronically filed with, or furnished to the SEC, from our Investor Relations Department by calling 609-750-8213, through the Investor Relations page on our website at www.cytogen.com or directly from the SEC's website at www.sec.gov.  Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K/A.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information about our Board of Directors

Our current directors are as follows:

Name	Age	Served as a Director Since	Positions with the Company
James A. Grigsby	65	1996	Chairman of the Board

John E. Bagalay, Jr.	74	1995	Director

Allen Bloom	64	2003	Director

Stephen K. Carter	70	1998	Director

Robert F. Hendrickson	75	1995	Director

Dennis H. Langer	56	2005	Director

Kevin G. Lokay	51	2001	President, Chief Executive Officer and Director

Joseph A. Mollica	67	2005	Director

The principal occupations and business experience, for at least the past five years, of each nominee are as follows:

James A. Grigsby has served on our Board of Directors since May 1996 and has served as Chairman of the Board since June 1998. Mr. Grigsby currently serves as the principal of the Accelerated Leadership Group, providing interim management and other consulting services to new and emerging companies.  He also serves as President and principal owner of Grigsby & Smith, a financial planning and investment management firm located in Pittsfield, MA, since January 2002. Previously, Mr. Grigsby was President of Cancer Care Management LLC, a consulting firm providing consulting services regarding cancer disease management issues. From 1989 to 1994, Mr. Grigsby was President of CIGNA Corporation’s International Life and Employee Benefits Division, which operated in over 20 countries worldwide, and prior to that period he also served as the head of CIGNA’s national health care sales force. Prior to that period, since 1978, he held a number of executive positions with CIGNA Corporation. Mr. Grigsby received a B.A. degree in Mathematics from Baylor University and is a Fellow of the Society of Actuaries.

John E. Bagalay, Jr. has served on our Board of Directors since October 1995.  Dr. Bagalay was our interim President and CEO from January 1998 to September 1998 and our Chief Financial Officer from October 1997 to September 1998.  He has been Chairman of Wave Systems Corp. since June 2003, a provider of trusted computing applications and services.  He is also Executive-in-Residence, Euro US Ventures LLC.  He was Director of Special Projects in the Life Sciences in the Technology Commercialization Institute at Boston University from November 2004 until November 2005.  He was Senior Advisor to the Chancellor, Boston University from January 1998 until November 2004.  He was the Managing Director of the Community Technology Fund, the venture capital affiliate of Boston University, from September 1989 until January 1998.  During his tenure at Boston University he served variously as director, CEO and CFO of companies in which the University had investment interests.  Dr. Bagalay holds a Ph.D. degree from Yale University and a J.D. degree from the University of Texas.

Allen Bloom has served on our Board of Directors since June 2003. Dr. Bloom is currently a business development consultant.  Dr. Bloom, a patent attorney, was a partner at the law firm Dechert LLP, from 1994 until his retirement in December 2003 and is now Of Counsel. He was Co-Chair of the Intellectual Property Group and headed a patent practice group which focused on biotechnology, pharmaceuticals and medical devices. For the nine years prior to that, he was Vice President, General Counsel and Secretary of The Liposome Company, Inc., a biotechnology company. His responsibilities there included management of patent, regulatory and licensing activities. Dr. Bloom also serves on the Board of Directors of Unigene Laboratories, Inc. Dr. Bloom holds a Ph.D. degree in Organic Chemistry from Iowa State University, a J.D. degree from New York Law School and a B.S. in Chemistry from Brooklyn College.

Stephen K. Carter has served on our Board of Directors since September 1998. Since 1997, Dr. Carter has been a consultant to the pharmaceutical industry. Dr. Carter was Senior Vice President of Research and Development at Boehringer Ingelheim Pharmaceuticals, Inc. from 1995 to 1997. Prior to joining Boehringer, Dr. Carter was Senior Vice President of Worldwide Clinical Research and Development at Bristol-Myers Squibb Company. From 1976 to 1982, Dr. Carter served as

Director of the Northern California Cancer Program. Dr. Carter was also appointed to President Clinton’s panel for AIDS drug development. Dr. Carter is a director of Alfacell Corporation, Emisphere Technologies, Inc., Callisto Pharmaceuticals, Inc., Tapestry Pharmaceuticals, Inc., Vion Pharmaceuticals Inc. and Celator Pharmaceuticals, Inc. Dr. Carter received an A.B. in History from Columbia College and an M.D. degree from New York Medical College. He completed a medical internship and residency at Lenox Hill Hospital.

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

Dennis H. Langer has served on our Board of Directors since June 2005.  Dr. Langer has served as a Managing Partner of Phoenix IP Ventures, a venture capital firm, since August 2005.  Prior to joining Phoenix IP Ventures, he was President, North America, of Dr. Reddy’s Laboratories Limited, a pharmaceutical company, from January 2004 to July 2005.  From September 1994 to January 2004, Dr. Langer held several high-level positions at GlaxoSmithKline plc, a pharmaceutical company, and its predecessor, SmithKline Beecham, including most recently as Senior Vice President, Project and Portfolio Management of Research and Development from December 2000 to January 2004.  Dr. Langer was also President and Chief Executive Officer of Neose Technologies, Inc. and held positions at G. D. Searle & Co., Abbott Laboratories and Eli Lilly & Co.  Dr. Langer is also a director of Myriad Genetics, Inc., and is also a Clinical Professor, Department of Psychiatry, at Georgetown University School of Medicine.  Dr. Langer holds a J.D. degree, cum laude, from Harvard Law School, an M.D. degree from Georgetown University School of Medicine, and a B.A. degree in Biology from Columbia University.

Kevin G. Lokay has served on our Board of Directors since January 2001 and has served as our President and Chief Executive Officer since November 2007. Mr. Lokay was a consultant to the pharmaceutical and biotechnology industries from April 2007 through October 2007.  He was previously Vice President, Oncology and Acute Care Business Unit at GlaxoSmithKline Pharmaceuticals through March 31, 2007. Prior to joining GlaxoSmithKline in 1997, Mr. Lokay spent 16 years with Merck & Co., where his most recent assignment was Vice President, Worldwide Sales, Marketing and Development in Merck’s Vaccine Division. Mr. Lokay joined Merck in 1981 as a sales representative, and progressed through numerous positions of increasing responsibilities in sales, market research, advertising, product management, and business development, while gaining experience in a wide variety of therapeutic areas, including antihypertensives, antiarrythmics, antibiotics, analgesics/anti-inflammatories, psychotherapeutics, vaccines, and gastro-intestinal products. Mr. Lokay is a director of the University of Sciences, Philadelphia, Pennsylvania. He holds an M.B.A. degree with a concentration in Marketing from the Krannert School of Management at Purdue University, and a B.A. degree in Economics from Lafayette College.

Joseph A. Mollica has served on our Board of Directors since June 2005.  Dr. Mollica has served as the Chairman of the Board of Pharmacopeia Drug Discovery, Inc. since April 2004 and as a member of the board of directors of Pharmacopeia since April 2002. Dr. Mollica also served as the President and Chief Executive Officer of Pharmacopeia from April 2002 to August 2004 and Chairman of the Board of Directors and Chief Executive Officer of Accelrys, Inc., the former parent of Pharmacopeia, from February 1994 to April 2004. He served as President of Accelrys from August 1996 to April 2004.  From 1987 to December 1993, Dr. Mollica was employed initially by the DuPont Company and then by The DuPont Merck Pharmaceutical Company, most recently as President and Chief Executive Officer. From 1966 to 1986, he served in a variety of positions of increasing responsibility with Ciba-Geigy, rising to Senior Vice President of Ciba-Geigy’s Pharmaceutical Division.  Dr. Mollica is also a director of Neurocrine BioSciences, Inc. Dr. Mollica holds Masters of Science and Ph.D. degrees in Pharmaceutical and Physical Chemistry from the University of Wisconsin and a B.S. degree and ScD, h.c. from the University of Rhode Island.

All directors will hold office until our next annual meeting of stockholders and until their successors shall have been duly elected and qualified or until their earlier resignation or removal. None of our directors are related to any other director or to any of our executive officers.

Audit and Finance Committee

The Audit and Finance Committee currently consists of John E. Bagalay, Jr., who serves as Chairman, Robert F. Hendrickson, Stephen K. Carter and Joseph A. Mollica.  The Board of Directors has determined that John E. Bagalay, Jr. is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required by SEC regulation to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).

Based solely on our review of the copies of such forms received by us, during 2007, each such reporting person has filed all of their respective reports pursuant to Section 16(a) on a timely basis.

Information about our Executive Officers

Our current executive officers and their respective ages and positions with us are as follows:

Name	Age	Capacities In Which Served	In Current Position Since

Executive Officers:

Kevin G. Lokay(1)	51	President, Chief Executive Officer and Director	November 2007

Kevin J. Bratton	59	Senior Vice President, Finance, and Chief Financial Officer	November 2006

William F. Goeckeler	52	Senior Vice President, Operations	December 2003 (Vice President, Operations from January 2003 to December 2003; Vice President of Research and Development from June 2001 to January 2003)

Stephen A. Ross	43	Senior Vice President Sales and Marketing	July 2007

(1)	Mr. Lokay’s biographical information appears above. See “Information about our Board of Directors”.

Kevin J. Bratton joined us in November 2006 as our Senior Vice President, Finance and Chief Financial Officer. Before joining Cytogen, Mr. Bratton was chief financial officer at Metrologic Instruments, Inc., a global technology company. During his tenure at Metrologic, Mr. Bratton directed the company's finance operations during a period of significant growth in sales, net income, cash flow from operations, and working capital. Previously, Mr. Bratton worked at The JPM Company, where he served as chief financial officer from 2000 to 2002 and as director of external reporting from 1999 to 2000. The JPM Company filed a Chapter 11 petition in the United States Bankruptcy Court for the District of Delaware on March 1, 2002.  Prior to joining JPM, Mr. Bratton worked for more than 20 years in the healthcare sector. He was vice president finance and treasurer for the biotechnology company IGI, Inc., and corporate controller for the specialty medical company Delmed, Inc. Mr. Bratton began his career with the public accounting firm Touche Ross & Co. (now Deloitte & Touche LLP). He has a B.S. in business and accounting from Northeastern University.

William F. Goeckeler was promoted to our Senior Vice President, Operations in December 2003. Previously, he served as Vice President, Operations since January 2003 and Vice President of Research and Development since June 2001.

He joined us in March of 1994 as the Assistant Director, Pharmaceutical Development. In 1995, he was promoted to Associate Director, Technical Support Operations and in June 1997 became our Director, Pharmaceutical Development, a position he held until June 2001. Before joining us, Dr. Goeckeler spent nine years as a scientist in the Bioproducts Laboratory of Central Research and Development at The Dow Chemical Company. Dr. Goeckeler did his undergraduate and graduate work at the University of Missouri where he received his Ph.D. in Radiochemistry for research that involved the discovery of QUADRAMET and other skeletal targeting radiopharmaceuticals.

Stephen A. Ross joined us in July 2007 as our Senior Vice President Sales and Marketing.  Mr. Ross joined Cytogen from GlaxoSmithKline (GSK) where for 15 years he progressed through positions of increasing responsibility in sales and marketing.  Most recently, he served as Vice President, Specialist Business Units, GSK UK and was responsible for sales and marketing of GSK hospital and specialty product portfolios in the United Kingdom, which had 2006 sales of more than GBP 500 million.  From September 2002 to September 2005, Mr. Ross served as Vice President and General Manager of GSK Ireland.  Mr. Ross received a M.B.A. in marketing and finance from the Wharton School of the University of Pennsylvania and a B.A. degree in Economics, magna cum laude, from Brigham Young University.

None of our executive officers or directors is related to any other of our executive officers or directors. Our executive officers are elected annually by the Board of Directors and serve until their successors are duly elected and qualified.

 Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the principles underlying the Company’s compensation policies and decisions and the principal elements of compensation paid to its executive officers during the 2007 fiscal year.  The Company’s Chief Executive Officer (the “CEO”) and the other executive officers included in the Summary Compensation Table below will be referred to as the “named executive officers” for purposes of this discussion. In general, the compensation paid to the Company’s named executive officers is similar to that paid to all our other officers.

Compensation Objectives and Philosophy

The Compensation Committee (the “Committee”) of Board of Directors is responsible for reviewing and approving the compensation payable to the Company’s officers, including executive officers. As part of such process, the Committee seeks to accomplish the following objectives with respect to the Company’s executive compensation programs:

•	Motivate, recruit and retain executives capable of meeting the Company’s strategic objectives and building long-term shareholder value;
•	Provide incentives to ensure superior executive performance and successful financial results for the Company; and
•	Align the interests of executives with the long-term interests of shareholders.

The Committee seeks to achieve these objectives by:

•	Establishing a compensation structure that is both market competitive and internally fair;
•	Linking a substantial portion of compensation to the Company’s achievement of financial objectives and the individual’s contribution to the attainment of those objectives;
•	Providing risk for underachievement and rewards for overachievement of goals;
•	Encouraging executives to manage the Company from the perspective of owners of the Company; and
•	Providing long-term equity-based incentives and encouraging direct share ownership by executives.

Setting Executive Compensation

It is the Committee’s objective to target the total annual compensation of each executive officer at the 50th percentile for comparable positions at competitive peer group companies.  However, in determining the compensation of each executive officer, the Committee also considers a number of other factors, including recent Company and individual performance, the CEO’s recommendations, and internal pay equity.  There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components.  Instead, the Committee determines the mix of compensation for each executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to the Company’s financial performance.

Components of Compensation

For the 2007 fiscal year, the Company’s executive compensation program included the following components:

•	Base salary;
•	Annual short-term cash incentives;
•	Long-term equity incentive awards;
•	Special benefits and perquisites;
•	Change in control agreements; and
•	Retention agreements.

Base Salary

The Committee typically reviews the base salary level of each executive officer in December of each year, with any salary adjustments for the year to be made effective on or around January 1st of the next year.  The base salary for the executive officers named in the Summary Compensation Table is determined on the basis of their area and level of responsibility, experience and individual performance.  The individual performance of each executive officer is measured, in part, based upon the executive’s performance against an individual plan of action that is agreed upon by the executive and the CEO (or the non-employee directors in the case of the CEO) in the first quarter of each year.  In setting the base salary of the executive officers other than the CEO, the compensation committee also solicits evaluations of their individual performance and recommended salary increases based on that performance from the CEO.  For the 2007 fiscal year, the salary levels at the end of 2007 for our executive officer group, including the CEO, ranged from a low of $225,000 to a high of $400,000.  It is the objective of the Committee to bring and maintain the base salary of named executives to between 70% and 80% of the 50th percentile of the 2007 Radford Global Life Sciences Survey.  The Committee also must take into consideration market factors for each position.  By maintaining base salaries at such levels, the Committee continues its longstanding practice of tying the major portion of each executive officer’s total compensation package to our financial and operational performance.  Accordingly, salary is intended to provide an element of stability to the executive officer’s total compensation package each year.  We anticipate that the Committee will increase this component of compensation in the future to maintain salaries approaching the 50th percentile of the primary market survey, but will also retain pay-for-performance components as a significant element of the executive officer’s total compensation package.

For the 2008 fiscal year, the salaries of the named executive officers were increased as shown in the following table.  Such increases reflect an attempt to bring the salaries of the named executive officers closer to the 50th percentiles of the primary market survey.  The table below shows annual 2007 and 2008 base salary rates for each named executive officer:

Name	Title	2007 Salary @ Year-End	2008 Salary	% Increase
Kevin G. Lokay	President & CEO	$400,000	$400,000	--
Kevin J. Bratton	SVP, Finance & CFO	$225,000	$238,500	6%
William F. Goeckeler	SVP of Operations	$277,156	$285,471	3%
Stephen A. Ross	SVP Sales and Marketing	$235,000	$244,400	4%

Annual Bonuses

For the 2007 fiscal year, the Committee approved an incentive bonus plan designed to advance our pay-for-performance policy by focusing the attention of our executive officers on the attainment of key objectives for the year. The plan provided all of our employees, except for certain sales personnel who are eligible for sales incentive programs (“Eligible Employees”), with a direct financial incentive in the form of a cash bonus award tied to our achievement of pre-established operational goals.  Each year, the Committee establishes a target award for each named executive officer based on a percentage of base salary.  Annual bonus targets as a percentage of salary increase with executive rank so that for the more senior executives, a greater proportion of their total cash compensation is contingent upon annual performance.  It is the Committee’s intention to target annual incentive awards at or above the 50th percentile of peer group companies.

The operational goals were tied to the following measures of our performance for the 2007 fiscal year, weighted as indicated: revenue (30% weighting); expenses (10% weighting); capital raising (30% weighting); ProstaScint and Quadramet development objectives (10% weighting); completion of CYT 500 development objectives (10% weighing); and filing of new patent applications(s) to extend protection of Quadramet (10% weighing).  No bonuses were payable under the plan for a particular operational goal unless such operational goal was attained at not less than threshold level.  In addition, the

Committee reserved the discretion to adjust an executive officer’s actual bonus to reflect his or her individual performance for the year. At the time the goals were set in November 2006, we believed that they were attainable at the established target levels, but substantial uncertainty nevertheless existed as to the actual attainment of the goals at any of the established levels.  The bonus opportunity set for each executive officer at target level was between 30% and 50% of his total direct compensation for the 2007 fiscal year.

For the purposes of determining whether the revenue and expenses objectives were met for the 2007 fiscal year, the Committee used the numbers we reported for financial statement purposes in accordance with generally accepted accounting principles in the U.S. (“GAAP”).  A total of 89% of our eligible employees will receive bonuses under the plan.  The executive officers did not receive bonuses for 2007.  In December 2007, the Committee determined that our performance for 2007 was at 30% for operational goals and accordingly decided to award incentive bonuses totaling $182,000 from the pool to all eligible employees of the Company. No bonus payments will be made to the executive officers for the 2007 fiscal year.

The table below details fiscal 2007 annual bonus targets and actual payouts for each of the named executive officers.

Name	Title	2007 Target Bonus ($)	2007 Target Bonus (% Salary)	2007 Actual Bonus ($)	2007 Actual Bonus (% Salary @ Year-End)
Kevin G. Lokay	President & CEO	$ 33,333(2)	50%	--	--
Michael D. Becker	President & CEO(1)	$191,860	50%	--	--
Kevin J. Bratton	SVP, Finance & CFO	$ 67,500	30%	--	--
William F. Goeckeler	SVP, Operations	$110,862	40%	--	--
William J. Thomas	SVP & General Counsel(1)	$ 76,016	30%	--	--
Stephen A. Ross	SVP, Sales and Marketing	$ 41,125(3)	35%	--	--

(1)	Resigned in November 2007.

(2)	Prorated based on employment date in November 2007.

(3)	Prorated based on employment date in July 2007.

For 2008, bonus awards, if any, will be based on achievement of Company objectives and a subjective review of an executive officer’s performance.  Corporate performance targets will include such measures as revenue, expenses and capital raising.  The table below shows the dollar amount of the 2007 and 2008 annual target bonus for each named executive officer, together with percentage of base salary represented by that target:

Name	Title	2007 Target Bonus ($)	2007 Target Bonus (% Salary)	2008 Target Bonus ($)	2008 Target Bonus (% Salary)
Kevin G. Lokay	President & CEO	$ 33,333	50%	$200,000	50%
Michael D. Becker	President & CEO(1)	$191,860	50%	--	--
Kevin J. Bratton	SVP, Finance & CFO	$ 67,500	30%	$ 71,550	30%
William F. Goeckeler	SVP, Operations	$110,862	40%	$114,189	40%
William J. Thomas	SVP & General Counsel(1)	$ 76,016	30%	--	--
Stephen A. Ross	SVP, Sales and Marketing	$ 41,125	35%	$ 85,540	35%

(1)	Resigned in November 2007.

Long-Term Incentive Equity Awards

We have structured our long-term incentive program for executive officers in the form of equity awards under our stock option plans. For many years, stock option grants were the sole form of our equity awards, and we continue to use stock option grants in combination with other forms of equity awards available under the 2004 Stock Incentive Plan and the 2006 Equity Compensation Plan to provide long-term incentives to our executive officers. Generally, the Committee approves the stock option grants in the first quarter of each year in connection with the annual review of the performance of our executive officers and other key employees. Each grant is designed to align the interests of the executive officer with those of the shareholders and to provide each individual with a significant incentive to manage the company from the perspective of an owner with an equity stake in the business. Each grant allows the officer to acquire shares of our common stock at a fixed price per share (the average of the high and low trading prices on the date of grant under the 2004 Stock Incentive Plan and the closing price on the grant date under the 2006 Equity Compensation Plan) over a specified period, usually ten years. Each option vests and becomes exercisable in a series of installments over a three-year service period, contingent upon the officer’s continued employment with the Company. Accordingly, each option will provide a return to the executive officer only to the extent he or she remains employed with us during the vesting period, and then only if the fair market value of the underlying shares appreciates over the period between grant and exercise of the option.

We also grant restricted stock awards (“RSAs”) as part of our long-term incentive program. We believe that RSAs are a valuable addition to our long-term incentive program for several reasons, including ongoing concerns over the dilutive effect of option grants on our outstanding shares, our desire to have a more direct correlation between the FAS 123(R) compensation expense we must take for financial accounting purposes and the actual value delivered to our executive officers and other employees, and the fact that the incentive effects of RSAs are less subject to market volatility than stock options.  Each RSA entitles the recipient to one share of our common stock at the time of vesting without the payment of an exercise price or other consideration. The vesting of RSAs is tied to continued service with us and is typically in the form of either cliff vesting after a three-year service period or in a series of installments over a defined service period.

Upon the hiring of Mr. Lokay as President and CEO in November 2007, he received a grant of (i) 350,877 restricted stock units (the “RSUs”) that will vest upon the successful completion of a performance milestone established by the Compensation Committee and will expire upon the triggering of the performance milestone event in section (ii); and (ii) 175,439 RSUs that will vest upon the successful completion of another performance milestone established by the Compensation Committee and will expire upon the triggering of the performance milestone event in section (i).

The Committee awarded both stock options and RSAs/RSUs to our executive officers during the 2007 fiscal year.  The awards made to the CEO and the other executive officers named in the Summary Compensation Table are set forth in that table and the accompanying Grants of Plan-Based Awards table.  In determining the total number of shares to award each executive officer in the combined form of stock options and RSAs/RSUs, the Committee’s objective was to bring the total direct compensation (salary, bonus and equity) of each executive officer to approximately the 50th percentile of the 2006 Radford Global Life Sciences Survey and comparable positions at competitive peer group companies.

We believe that the new long-term incentive program involving a combination of RSAs/RSUs and stock options will provide our executive officers and other employees with a competitive and more balanced equity compensation package.  This is particularly important for us, since the total direct compensation of our executive officers is significantly weighted to the equity award component.  Such a relationship reflects a basic tenet of our overall compensation philosophy of tying pay to performance. The stronger the market price of our common stock, the more likely the targeted compensation levels for this component of compensation will be achieved.

It is the Committee’s belief that RSA and/or RSU awards are essential to the retention of the executive officers crucial to the long-term financial successes of the Company. The RSAs have vesting schedules which provide a meaningful incentive for the executive officer to remain in the Company’s service.  These equity awards also serve as an important vehicle to achieve the Committee’s objective of aligning management and shareholder interests.  Equity awards in the form of RSAs or RSUs promote all of these objectives in a manner which is less dilutive to the shareholders than traditional option grants and provide a more direct correlation between the compensation cost the Company must record for financial accounting purposes and the value delivered to the executive officers.

Executive Benefits and Perquisites

The executive officers also are provided with certain market competitive benefits and perquisites.  It is the Committee’s belief that such benefits are necessary for the Company to remain competitive and to attract and retain top caliber executive officers, since such benefits are typically provided by companies in the specialty pharmaceutical industry and with other companies with which the Company competes for executive talent.

Executive officers are also eligible to participate in the Cytogen Retirement Savings Plan, a tax-qualified 401k defined contribution plan.  The Company matches 50% of each participant’s contributions up to 6% of a participant’s aggregate contributions, within statutory IRS limits.  The plan is open to all employees and officers upon the same terms and conditions.

All employees, including executive officers, are eligible to receive standard health, dental, disability and life insurance.  The long-term disability benefits are higher for officers of the Company as compared to other employees.  In addition, the Company provided our former chief executive officer with a car allowance for use of a vehicle.

Executive Severance Agreements

Each of our officers is currently party to an Executive Change of Control Severance Agreement with Cytogen. Such agreements provide, generally, for the payment of 12 months’ base salary, a pro-rata portion of such officer’s bonus compensation, the continuation of all benefits, reasonable Company-paid outplacement assistance and certain other accrued rights, in the event such officer’s employment with us is terminated in connection with a change in control as set forth therein.  See our description of Employment Contracts, Termination of Employment and Change-in-Control Arrangements for a detailed description of potential severance payments.

Retention Agreements

We have also entered into certain executive retention agreements with each of the following executive officers:  Kevin J. Bratton, Senior Vice President, Finance and Chief Financial Officer; William F. Goeckeler, Ph.D., Senior Vice President, Operations; and Stephen A. Ross, Senior Vice President, Sales and Marketing; and the following key employee:  Thu Dang, Vice President, Finance.  In an effort to retain our valued executive management team, the executive retention agreements provide that if (i) a change of control (as defined in the executive retention agreement) or financing (as defined in the executive retention agreement) occurs prior to June 1, 2008, the executive shall be entitled to fifty percent (50%) of the retention bonus (defined in the executive retention agreement to equal fifty percent (50%) of the executive’s current base salary); (ii) on each of June 1, 2008 and December 1, 2008, those executive officers employed by us shall be entitled to fifty percent (50%) of the retention bonus (defined in the executive retention agreement to equal fifty percent (50%) of the executive’s current base salary), less any amounts already paid under the executive retention agreements; and (iii) if the executive’s employment with us is terminated by us (other than for cause, disability or death), the executive shall be entitled to (a) a cash payment equal to (1) the executive’s base salary through the date of termination to the extent not previously paid and (2) accrued unpaid vacation pay; and (b) the retention bonus, less any amounts paid under the executive retention agreement (defined in the executive retention agreement to equal fifty percent (50%) of the executive’s current base salary).  All amounts under the executive retention agreements shall be paid to the executive by the board of directors, at its sole discretion, in cash; shares of our common stock (the number of shares as set by the closing price of our common stock as listed on the NASDAQ Global Market on the triggering event’s date set forth above); or a combination thereof.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m).  Non-performance-based compensation paid to our executive officers for 2007 did not exceed the $1.0 million limit per officer.  However, as we continue to increase the level of cash compensation paid to the executive officers to stay competitive with surveyed market data and to award service-vesting RSAs as an element of equity compensation, it is possible that the non-performance-based compensation payable to the executive officers will exceed the $1.0 million limit in one or more future years.  We believe that in establishing the cash and equity incentive compensation programs for our executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor, particularly during periods when such deductions will not result in immediate tax savings because of operating losses or tax credit carryforwards.  For that reason, we may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation, whether through cash bonus programs tied to our financial performance or through RSAs tied to the executive officer’s continued service, which together with base salary in the aggregate may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code.  We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to our success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Summary of Compensation in Fiscal 2007

The following Summary Compensation Table sets forth information concerning compensation during the year ended December 31, 2007, for services in all capacities awarded to, earned by or paid to our Chief Executive Officer at any time during 2007 and each other of our executive officers as of December 31, 2007 (collectively referred to as the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensa- tion Earnings ($)	All Other Compensation ($)(1)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin G. Lokay(5) President and Chief Executive Officer	2007	46,154	--	10,953	28,146	--	--	82	85,335

Michael D. Becker(6) President and Chief Executive Officer	2007 2006	361,166 321,423	-- 181,000	115,364 63,974	208,522 422,662	-- --	-- --	7,090 6,893	692,142 995,952

Kevin J. Bratton(7) Senior Vice President, Finance and Chief Financial Officer	2007 2006	225,000 28,558	-- 20,000	56,010 6,375	95,170 9,727	-- --	-- --	7,566 121	383,746 64,781

William F. Goeckeler Senior Vice President, Operations	2007 2006	276,855 229,007	-- 91,664	63,849 32,120	114,831 132,369	-- --	-- --	7,377 7,093	462,912 492,253

William J. Thomas(9) Senior Vice President and General Counsel	2007 2006	241,461 221,032	-- 66,338	42,862 25,300	73,527 107,418	-- --	-- --	5,145 4,207	362,995 424,295

Stephen A. Ross(8) Senior Vice President Sales and Marketing	2007	103,943	--	5,102	9,106	--	--	30,535	148,686

(1)	Certain perquisites or personal benefits are not included herein because they did not exceed, in the case of each Named Executive, $10,000 in the aggregate.

(2)	The amounts disclosed in this column include bonus payments made to certain of the Named Executives in cash for fiscal year 2006 and paid in 2007.

(3)
The amounts in these columns do not reflect compensation actually received by the named executive officers.  Instead, the amounts reflect the compensation expense recognized by the Company in 2007 and 2006 for stock awards and option awards, computed in accordance with FAS 123(R).  The compensation expense reflects stock awards and option awards granted in and prior to 2007 and excludes any reduction in value due to potential service-based forfeiture assumptions.  Assumptions used in the calculation of the compensation expense are included in footnote 13 to the Company’s audited financial statements for each of the fiscal years ended December 31, 2007 and 2006, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2008.  The compensation expense does not correspond to the actual value that may be realized by the named executive officers with respect to these awards if and when they vest.  Messrs Becker and Thomas resigned in November 2007 and all of their unvested RSAs and options have been cancelled.  These forfeitures resulted in reductions to the compensation expense above of $177,181 and $177,664 for Mr. Becker and $66,345 and $55,660 for Mr. Thomas.

(4)
The amounts disclosed in this column include amounts contributed or accrued by us in 2007 and 2006 under our Retirement Savings Plan, a defined contribution plan which consists of a 401(k) contribution portion. In fiscal year 2007, these amounts were as follows:  on behalf of Mr. Lokay, $0; Mr. Becker, $6,750; Mr. Bratton, $6,633; Dr. Goeckeler, $6,750; Mr. Thomas, $4,617 and Mr. Ross, $1,356.  In fiscal year 2006, these amounts were as follows: on behalf of Mr. Becker, $6,600; Mr. Bratton, $0; Dr. Goeckeler, $6,600; and Mr. Thomas, $3,900. The amounts disclosed also include insurance premiums paid by the Company with respect to group term life insurance and with respect to fiscal years 2007 and 2006. In fiscal year 2007, these amounts were as follows:  on behalf of Mr. Lokay, $82; Mr. Becker, $340; Mr. Bratton, $903; Dr. Goeckeler, $627; Mr. Ross, $98; and Mr. Thomas, $528.  In fiscal year 2006 they were as follows: on behalf of Mr. Becker, $293; Mr. Bratton, $121; Dr. Goeckeler, $493; and Mr. Thomas, $307.  The amounts disclosed in 2007 also include relocation reimbursement of $29,081 paid to Mr. Ross.

(5)
Mr. Lokay joined the Company in November 2007 as President and Chief Executive Officer.  Mr. Lokay received, in accordance with our 2006 Equity Compensation Plan, as amended, a grant of (i) 350,877 restricted stock units, or RSUs that vest upon the successful completion of a performance milestone established by the compensation committee of the board of directors and expire upon the triggering of the performance milestone event in section (ii); and (ii) 175,439 RSUs that vest upon the successful completion of another performance milestone established by the compensation committee of the board of directors and expire upon the triggering of the performance milestone event in section (i).

Mr. Lokay also received grants of options as follows:  (i) options to purchase 400,000 shares of the Company’s commons stock, in accordance with the 2004 Stock Incentive Plan, as amended, at an exercise price equal to the higher of the closing price of the Company’s common stock, as listed on the NASDAQ Global Market on December 18, 2007 and $0.57 and vesting at a rate of 25% on each anniversary of the date of grant; and (ii) options to purchase 100,000 shares of the Company’s common stock, in accordance with the 2006 Plan, as amended, at an exercise price equal to the higher of the of closing price of the Company’s common stock, as listed on the NASDAQ Global Market on December 18, 2007 and $0.57 and vesting at a rate of 25% on each anniversary of the date of grant.

(6)
Mr. Becker joined the Company in April 2001 and was promoted to President and Chief Executive Officer in December 2002. In connection with such promotion, Mr. Becker was granted options to purchase 200,000 shares of our common stock under our 1995 Plan. The exercise price per share of such options is $3.54, the fair market value of our common stock on the date of grant. 50,000 of such options vested immediately upon grant, 50,000 options vested in 2006 upon the achievement of certain performance milestones pre-established by the Board of Directors, and the remaining 100,000 options were cancelled upon Mr. Becker’s resignation in November 2007 in accordance with the terms of Mr. Becker’s option agreements.  The grant date fair value of the performance options vested in 2006 in the amount of $152,000 is included in the “Option Awards” column.

(7)	Mr. Bratton joined the Company in November 2006 as our Senior Vice President, Finance and Chief Financial Officer.

(8)	Mr. Ross joined the Company in July 2007 as our Senior Vice President Sales and Marketing.

(9)	Mr. Thomas resigned in November 2007 as our Senior Vice President and General Counsel.

2007 Grants of Plan-Based Awards

The following table sets forth information concerning individual grants of stock options and restricted stock awards made during 2007 to each of the Named Executives.

GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under- lying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Equity Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Michael D. Becker	2/20/07 2/20/07	--	--	--	--	--	--	-- 58,000	144,000 --	2.50 --	263,714 145,000

Kevin J. Bratton	2/20/07 2/20/07	--	--	--	--	--	--	-- 18,000	56,000 --	2.50 --	102,556 45,000

William F. Goeckeler	2/20/07 2/20/07	--	--	--	--	--	--	-- 20,000	63,000 --	2.50 --	115,375 50,000

Kevin G. Lokay(1)	11/13/07 11/13/07 11/13/07 11/16/07 11/20/07							-- -- 91,930 129,074 129,873	400,000 100,000 -- -- --	0.57 0.57 -- -- --	156,274 40,362 52,400 85,189 83,119

Stephen A. Ross	7/09/07 7/09/07							20,000 --	-- 50,000	-- 1.59	31,800 56,967

William J. Thomas	2/20/07 2/20/07	--	--	--	--	--	--	16,000 --	-- 50,000	-- 2.50	40,000 91,567

(1)	Excludes awards granted to Mr. Lokay in 2007 for his services as a non-employee director.

All options granted to these executive officers were granted under the 2004 Stock Incentive Plan or the 2006 Equity Compensation Plan.  All options granted under the 2004 Stock Incentive Plan have an exercise price equal to the average of the high and low trading prices of our common stock on the date of grant.  All options granted under the 2006 Equity Compensation Plan have an exercise price equal to the closing price of our common stock on the grant date.  One-third of the shares subject to each option vests and becomes exercisable on each of the first, second and third anniversary of the date of grant.  All equity awards consist solely of the restricted stock grants which vest in full on the third anniversary of the date of grant except for the performance based RSUs granted to Mr. Lokay. Mr. Lokay received a grant of (i) 350,877 RSUs that vest upon successful completion of a performance milestone established by the compensation committee of the board of directors and expire upon the triggering of the performance milestone event in section (ii); and (ii) 175,439 RSUs that vest upon the successful completion of another performance milestone established by the compensation committee of the board of directors and expire upon the triggering of the performance milestone event in section (i).

Outstanding Equity Awards at Fiscal Year-End 2007

The following table sets forth information concerning outstanding equity awards held by each of the Named Executives as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer-cisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kevin J. Bratton	31,360 1,973 --	62,720(3) 3,947(3) 56,000(4)	-- -- --	2.58 2.59 2.50	11/8/2016 11/8/2016 2/20/2017	50,000(9) 18,000(10)	26,500 9,540	--	--

William F. Goeckeler	1,107 1,500 4,000 2,639 7,000 5,000 7,396 30,000 12,000 20,000	-- -- -- -- -- -- -- -- 6,000(5) 40,000(6) 63,000(4)	-- -- -- -- -- -- -- -- -- -- --	26.72 29.06 49.60 34.90 3.54 3.53 11.48 11.50 5.15 3.57 2.50	12/31/2009 12/19/2010 6/4/2011 12/18/2011 12/17/2012 1/14/2013 10/21/2013 6/15/2014 6/14/2015 4/4/2016 2/20/2017	12,000(11) 10,667(12) 15,000(13) 20,000(10)	6,360 5,654 7,950 10,600	--	--

Kevin G. Lokay(16)		400,000(7) 100,000(7)	-- --	0.57 0.57	11/13/2017 11/13/2017	91,930 (15) 129,074(15) 129,873(15)	48,723 68,409 68,833	--	--

Stephen A. Ross		50,000(8)	--	1.59	7/9/2017	20,000(14)	10,600

(1)	Unless otherwise noted, stock options vest 33.33% per year over three years on the anniversary of the date of grant. Stock options expire 10 years from their date of grant.
(2)	The closing price of our common stock at December 31, 2007 was $0.53 per share.
(3)	Options with vesting date of November 8, 2008 and November 8, 2009.
(4)	Options with vesting dates of February 20, 2008, February 20, 2009 and February 20, 2010.
(5)	Options with vesting date of June 14, 2008.
(6)	Options with vesting dates of April 4, 2008 and April 4, 2009.
(7)	Stock options vest 25% per year over four years on the anniversary of the date of grant. Options with vesting dates of December 18, 2008, December 18, 2009, December 18, 2010 and December 18, 2011.
(8)	Options with vesting dates of July 9, 2008, July 9, 2009 and July 9, 2010.
(9)	Restricted stock award that vests on November 8, 2009.
(10)	Restricted stock award that vests on February 20, 2010.
(11)	Restricted stock award that vests in equal installments on June 14, 2008, June 14, 2009, June 14, 2010 and June 14, 2011.
(12)	Restricted stock award that vests in equal installments on April 4, 2008 and April 4, 2009.
(13)	Restricted stock award that vests on October 17, 2009.
(14)	Restricted stock award that vests on July 9, 2010.
(15)	Restricted stock award will vest upon the completion of certain performance-based milestones established by the Board of Directors.
(16)	Excludes awards granted to Mr. Lokay for his services as a non-employee director.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Effective November 12, 2007, we entered into a letter agreement with Kevin G. Lokay in connection with his employment by the Company.  Upon becoming president and chief executive officer, Kevin Lokay was awarded the following compensation arrangement:
•	Mr. Lokay receives an annual base salary of $400,000;
•
Mr. Lokay earns an annual bonus equal to up to 50% of Mr. Lokay’s annual base salary, subject to achievement of certain performance goals established by the compensation committee of the board of directors;

•	Mr. Lokay is entitled to twelve (12) months of severance in the event he is terminated without cause;
•	Mr. Lokay is entitled to payment of up to $75,000 of relocation expenses if he relocates within an 18 month period; and
•	Mr. Lokay is entitled to five (5) weeks of paid vacation.

Additionally, upon becoming president and chief executive officer, Mr. Lokay, received, in accordance with our 2006 Equity Compensation Plan, as amended, a grant of (i) 350,877 RSUs that vest upon the successful completion of a performance milestone established by the compensation committee of the board of directors and expire upon the triggering of the performance milestone event in section (ii); and (ii) 175,439 RSUs that vest upon the successful completion of another performance milestone established by the compensation committee of the board of directors and expire upon the triggering of the performance milestone event in section (i).

Mr. Lokay also received grants of options as follows:  (i) options to purchase 400,000 shares of the Company’s common stock, in accordance with the 2004 Stock Incentive Plan, as amended, at an exercise price equal to the higher of the of closing price of the Company’s common stock, as listed on the NASDAQ Global Market on December 18, 2007 and $0.57 and vesting at a rate of 25% on each anniversary of the date of grant; and (ii) options to purchase 100,000 shares of the Company’s common stock, in accordance with the 2006 Plan, as amended, at an exercise price equal to the higher of the closing price of the Company’s common stock, as listed on the NASDAQ Global Market on December 18, 2007 and $0.57 and vesting at a rate of 25% on each anniversary of the date of grant.

Each of our executive officers is currently party to an Executive Change of Control Severance Agreement with Cytogen. Such agreements provide, generally, for the payment of 12 months’ base salary, a pro-rata portion of such officer’s bonus compensation, the continuation of all benefits, reasonable Company-paid outplacement assistance and certain other accrued rights, in the event such officer’s employment with us is terminated in connection with a change in control as set forth in such agreements.

 Potential Payments to Executive Officers Upon Termination in Connection With a Change in Control

Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be different. Factors that could affect these amounts include the timing during the year of any such event, an executive’s insurance coverage and the executive’s accrued vacation.

Pursuant to the Executive Change of Control Severance Agreements with each of our executive officers, in the event that we terminate any of these executives without cause in connection with a change in control (as defined in such agreements), other than due to death or disability, we must:

•	make a lump sum payment equal to the sum of the annual salary and a pro-rata portion of the annual cash bonus;

•	continue health and life and disability insurance and other benefits for one year from the date of termination;

•	provide outplacement services for up to 12 months;

•	pay any other accrued rights of the executive;

•	pay a gross up amount for certain excise taxes imposed by the Internal Revenue Code; and

•	in certain circumstances, pay legal fees and costs in the event we wrongfully refuse to provide the severance benefits.

Assuming the employment of Messrs. Lokay, Bratton and Ross and Dr. Goeckeler had been terminated without cause on December 31, 2007 in connection with a change in control, they would have been entitled to the following payments:

Name	Severance Payment(1)
Kevin G. Lokay	$608,127
Kevin J. Bratton	$300,536
William F. Goeckeler	$401,711
Stephen A. Ross	$333,941

(1)	Payment amounts are based on the following components:

•	base pay using salary at end of 2007;

•	annual cash bonus, calculated by taking the 2007 target bonus;

•	health and dental benefits, based on current COBRA rates;

•	life, disability and long term care insurance premiums, based on current formula calculations; and

•	accrued vacation balances.

Directors’ Compensation

Director Compensation for Fiscal Year 2007

The following table sets forth information regarding the compensation of each non-employee director of the Company for the fiscal year ended December 31, 2007. For information regarding the compensation of Michael D. Becker our former President and CEO, and Kevin G. Lokay as President and CEO, see “Executive Compensation – Summary Compensation Table”.
2007 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
James A. Grigsby	101,000	10,953	31,818	--	--	--	143,771
John E. Bagalay, Jr	73,500	10,953	18,182	--	--	--	102,635
Allen Bloom	68,000	10,953	18,182	--	--	--	97,135
Stephen K. Carter	60,500	10,953	18,182	--	--	--	89,635
Robert F. Hendrickson	65,500	10,953	18,182	--	--	--	94,635
Dennis H. Langer	49,500	10,953	22,154	--	--	--	82,607
Kevin G. Lokay(5)	36,000	10,953	22,154	--	--	--	69,107
Joseph A. Mollica	63,000	10,953	22,154	--	--	--	96,107

(1)
Each non-employee director of the Company may elect to receive all compensation for services rendered as a member of the Cytogen board, any committees thereof, and as board or committee chair, in the form of shares of common stock, in cash or in a combination of shares of common stock and cash, under the 2004 Non

Employee Director Stock Incentive Plan, or the Director Plan, maintained by the Company. Except as otherwise noted, each non-employee director elected to receive all of their 2007 compensation in the form of cash.

(2)
These amounts do not reflect compensation actually received by the named directors.  Instead, the amounts reflect compensation expense recognized by the Company in 2007 for stock awards, computed in accordance with FAS 123(R).  The compensation expense reflects stock awards in 2007 and excludes any reduction in value due to potential service-based forfeiture assumptions.  Assumptions used in the calculation of the compensation expense are included in Note 13 to the Company’s audited financial statements.  The compensation expense does not correspond to the actual value that may be realized by the named directors with respect to these awards when and if they vest.  At December 31, 2007, each non-employee director has a restricted share award of 10,000 shares of the Company’s common stock.

(3)
These amounts do not reflect compensation actually received by the named directors.  Instead, the amounts reflect compensation expense recognized by the Company in 2007 for option awards, computed in accordance with FAS 123(R).  The compensation expense reflects option awards granted in and prior to 2007 and excludes any reduction in value due to potential service-based forfeiture assumptions.  Assumptions used in the calculation of the compensation expense are included in Note 13 to the Company’s audited financial statements.  The compensation expense does not correspond to the actual value that may be realized by the named directors with respect to these options when and if they vest.  In 2007, our independent directors were eligible to receive a stock option to purchase 10,000 shares of our Common Stock upon re-election to the Board at each annual meeting. The Chairman of the Board received an additional grant of options to purchase 7,500 shares of common stock.  These options vest on the one year anniversary of the grant date.  As of December 31, 2007, our non-employee directors hold stock options to acquire shares of our common stock, as follows: Mr. Grigsby: 99,200 shares; Dr. Bagalay: 56,100 shares; Dr. Bloom: 52,000 shares; Dr. Carter: 55,987 shares; Mr. Hendrickson: 55,700 shares; Dr. Langer: 30,000 shares;  and Dr. Mollica: 30,000 shares.

(4)
Unless otherwise indicated, none of the directors received any (i) perquisites or personal benefits in an aggregate amount exceeding $10,000 or (ii) other compensation not otherwise set forth in this table.

(5)
Mr. Lokay was appointed as our President and CEO in November 2007.  The amounts shown in the above table represent compensation for his services and stock and option compensation for awards prior to his appointment as President and CEO.

Annual Retainers

Each of our non-employee directors receives an annual retainer of $16,000.  In addition: (i) the Chairman of the Board (who is not an employee of the Company) currently receives, based upon significant time spent on Company business, an additional annual retainer of $50,000; (ii) the Chairman of the Audit and Finance Committee receives an additional annual fee of $10,000; (iii) the Chairman of each of the other board committees receives an additional annual fee of $6,000; and (iv) the Co-Chairman of the Research and Development Committee receives an additional annual fee of $4,000.

Board Meeting Attendance

Each of our non-employee directors receives $2,000 for each board meeting attended in person, and $500 if such participation is by telephone.

Committee Meeting Attendance

Non-employee directors receive $2,000 for each committee meeting attended in person on a day there is no meeting of the Board, $1,000 for each committee meeting attended in person on a day that coincides with a meeting of the Board, and $500 if such participation is by telephone, but receive no additional fees for committee membership.

Equity Compensation

Pursuant to our Director Plan, each non-employee director receives an initial grant of options on the date of appointment equal to a pro-rata portion of 10,000 shares of our common stock, based upon the number of months remaining from the date of election until the one year anniversary of the preceding annual meeting. In addition, on the day following each annual meeting of stockholders, each individual who is re-elected as a non-employee director is automatically granted options to purchase 10,000 shares of our common stock. The Chairman of the Board, unless the Compensation Committee determines otherwise, receives an additional grant of 7,500 options to purchase shares of our common stock on the day following each annual meeting. Furthermore, each director who, upon conclusion of our 2004 Annual Meeting of Stockholders and the adoption of the Director Plan, was a non-employee director, was granted options to purchase 10,000 shares of our common stock. In 2007, each of our non-employee directors (other than Mr. Grigsby) received options to purchase 10,000 shares of our common stock on June 14, 2007 at an exercise price of $2.00 per share.  Mr. Grigsby, as Chairman of the Board, received options to purchase 17,500 shares of our common stock on such date. Beginning with the 2007 Annual Meeting of Stockholders, on the day following each annual meeting of the stockholders, each individual who is re-elected as a non-employee director is automatically awarded 10,000 (under the 2006 Equity Compensation Plan) restricted shares of our common stock that vest on the first anniversary of the date of the award.

Options granted under the Director Plan are exercisable at a price equal to the average of the high and low sale prices of the common stock as reported on the NASDAQ Global Market on the date of grant and vest in full (i.e., first become exercisable) at the first anniversary of the option grant date.

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

The Director Plan also provides that non-employee directors may receive, at the sole discretion of and after formal action by our Board of Directors, such number of shares of common stock that is equal to each such director’s cash compensation (including, but not limited to, annual service fees, fees payable for board and committee meetings attended and fees for committees chaired), also referred to as the Cash Component, divided by the fair market value of our common stock as of the date of issuance of such shares, also referred to as the Compensation Shares, which date shall be no earlier than the date on which the applicable Cash Component compensation becomes due and payable by the Company. Compensation Shares shall not be issued for services not yet rendered by such directors to the Company.

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

Each option provided for in the Director Plan and each restricted share award provided for in the 2006 Equity Compensation Plan is granted automatically and without further action by us, our Board of Directors or our stockholders.

Expense Reimbursement

All non-employee directors are eligible to be reimbursed for expenses incurred in connection with their service on the Board of Directors.

Compensation Committee Interlocks and Insider Participation

During 2007, our Compensation Committee consisted of Robert F. Hendrickson, who served as Chairman of the Committee, Allen Bloom, Dennis H. Langer and Kevin G. Lokay, prior to his appointment as President and CEO. There are no, and during 2007 there were no, Compensation Committee interlocks.

Report of the Compensation Committee of the Board of Directors

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement. This report is provided by the following independent directors, who comprise the committee:

Robert F. Hendrickson, Chairman
Allen Bloom, Member
Dennis H. Langer, Member

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

There were, as of March 27, 2008, approximately 1,900 holders of record and approximately 25,000 beneficial holders of our common stock. The following table sets forth certain information that, unless otherwise noted, is as of March 27, 2008, with respect to holdings of our common stock by: (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date, based upon currently available Schedules 13D and 13G, and other reports, filed with the SEC; (ii) each of our directors and our Named Executives; and (iii) all directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(1)(2)	Percent of Class(3)
(i) Certain beneficial owners:

JP Morgan Chase & Co. 270 Park Avenue New York, New York 10017	4,919,027	13.83%

Millenco, L.L.C. c/o Millenium Management, L.L.C. 666 Fifth Avenue New York, New York 10100	1,769,410	4.97%

Orbimed Advisors(4) 767 Third Avenue, 30th Floor New York, New York 10017	2,139,800	5.86%

(ii) Directors and Named Executives:

John E. Bagalay, Jr.	48,100	*

Allen Bloom	44,000	*

Stephen K. Carter	47,987	*

James A. Grigsby (7)	88,700	*

Robert F. Hendrickson	48,700	*

Dennis H. Langer	22,000	*

Kevin G. Lokay	46,333	*

Joseph A. Mollica	22,000	*

Kevin J. Bratton	51,999	*

William F. Goeckeler	138,113	*

Stephen A. Ross	--	*

(iii)All directors and executive officers as a group (11 persons)	557,932	1.54%

*	Indicates amount is less than 1%.

(1)
Except as set forth in the footnotes to this table and subject to applicable community property law, the persons and entities named in this table have sole voting and investment power with respect to all shares. Unless otherwise indicated, the address of each beneficial owner is c/o Cytogen Corporation, 650 College Road East, Princeton, New Jersey 08540.

(2)
Includes the total of vested shares granted under restricted stock awards and shares of our common stock which the following persons have the right to acquire upon the exercise of stock options, within 60 days of March 27, 2008, as follows: Mr. Bagalay: 46,100 shares; Mr. Bloom: 42,000 shares; Dr. Carter: 45,987 shares; Mr. Grigsby: 81,700 shares;

Mr. Hendrickson: 45,700 shares; Mr. Langer: 20,000 shares; Mr. Lokay: 44,333 shares; Mr. Mollica: 20,000 shares; Mr. Bratton:  51,999 shares; and Dr. Goeckeler: 136,975 shares.

(3)
Percent of class for each person and all executive officers and directors as a group is based on 35,570,836 shares of our common stock outstanding on March 27, 2008 and includes shares subject to options held by the individual or the group, as applicable, which are exercisable or become exercisable within 60 days following such date.

(4)
Based on a schedule 13G/A filed with the SEC on January 30, 2008 by J.P. Morgan Chase & Co.  This reporting entity has sole voting power and sole dispositive power as to, and beneficially owns, 4,919,027 shares of our common stock.  The notice on Schedule 13G/A was filed on behalf of J.P. Morgan Chase & Co. and its subsidiaries, J.P. Morgan Securities Inc. and J.P. Morgan Ventures Corporation.  The Company makes no representation as to the accuracy or completeness of the information reported.

(5)
Based on a Schedule 13D filed with the SEC on May 21, 2007 by Millenco, L.L.C., Millenium Management, L.L.C. and Israel A. Englander.  These reporting entities have shared voting power and shared dispositive power as to, and beneficially own, the following number of shares of our common stock and warrants to purchase shares of our common stock:  (i) Millenco, L.L.C.:  1,769,410; (ii) Millenium Management, L.L.C.:  1,769,410; and (iii) Israel A. Englander:  1,769,410.  Millenco, L.L.C. is the beneficial owner of: (i) 1,681,486 shares of our common stock and (ii) warrants to purchase 87,924 shares of our common stock.  Millenium Management, L.L.C. is the manager of Millenco, L.L.C. and may be deemed to be the beneficial owner of the shares beneficially owned by Millenco, L.L.C. Mr. Englander is the managing member of Millenium Management and may be deemed to be the beneficial owner of the shares beneficially owned by Millenco, L.L.C.  The foregoing should not be construed in and of itself as an admission by Millenium Management, L.L.C. or Mr. Englander as to beneficial ownership of the shares held by Millenco, L.L.C.  The Company makes no representation as to the accuracy or completeness of the information reported.

(6)
Based on a Schedule 13G/A filed with the SEC on February 14, 2008 by OrbiMed Advisors LLC, OrbiMed Capital LLC and Samuel D. Isalay.  These reporting entities have shared voting power and shared dispositive power as to, and beneficially own, the following number of shares of our common stock and warrants to purchase shares of our common stock: (i) OrbiMed Advisors LLC:  1,163,100; (ii) OrbiMed Capital LLC:  976,700; and (iii) Samuel D. Isalay:  2,139,800.  OrbiMed Advisors LLC and OrbiMed Capital LLC hold shares and share equivalents issuable on the exercise of warrants on behalf of Caduceus Capital Master Fund Limited (501,700 shares and 382,500 warrants), Caduceus Capital II, L.P. (313,000 shares and 237,500 warrants), UBS Eucalyptus Fund, LLC (348,800 shares and 202,500 warrants), PW Eucalyptus Fund, Ltd. (38,800 shares and 22,500 warrants) and Summer Street Life Sciences Hedge Fund Investors LLC (92,500 warrants).  The Company makes no representation as to the accuracy or completeness of the information reported.

(7)	Includes 2,000 shares of common stock held indirectly by Mr. Grigsby in the registered name of Mr. Grigsby’s spouse.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)
(i) Equity compensation plans approved by security holders:

2004 Stock Incentive Plan(3)	1,082,630	$3.64	12,704

2004 Non-Employee Director Stock Incentive Plan	390,000	$6.06	356,000

2005 Employee Stock Purchase Plan	--	--	331,894

2006 Equity Compensation Plan(3)	589,920	$2.01	289,303

Other equity compensation plans(4)	261,877	$12.85	--

(ii) Equity compensation plans not approved by security holders	287,478	$7.42	--

Total	2,611,905	$4.97	989,901

(1)
Does not include information related to the stock option plan of our subsidiary, AxCell BioSciences Corporation, pursuant to which AxCell may issue options to purchase shares of AxCell’s common stock to employees and consultants of AxCell. Such plan did not require the approval of Cytogen’s stockholders.

(2)
In addition to being available for future issuance upon the exercise of options that may be granted after December 31, 2007, all shares available for issuance under our 2004 Non-Employee Director Stock Incentive Plan may instead be issued directly to eligible directors thereunder in payment for services rendered to us.

(3)
Excludes 82,501 and 620,777 shares of our common stock granted under restricted stock awards pursuant to the terms of the 2004 Stock Incentive Plan and 2006 Equity Compensation Plan, respectively.  Such restricted shares are subject to future vesting of up to six years and will be issued upon the satisfaction of such vesting provisions.

(4)
We no longer grant stock options under our: (i) 1988 Non-Employee Director Plan; (ii) 1989 Outside Consultant Plan; (iii) 1995 Stock Option Plan, as amended; and (iv) 1999 Non-Employee Director Plan, but stock option grants exercisable for an aggregate of: 1,160; 5,000; 219,557; and 36,160 shares of our common stock remain outstanding under those plans.

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

We also have outstanding warrants to purchase an aggregate of 286,478 shares of our common stock, that have been issued to various entities in consideration for services rendered by such persons or entities. Such warrants have a weighted average exercise price of $7.23 per share and are exercisable and expire at various times through December 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company’s Code of Business Conduct and Ethics sets forth the Company’s policies and procedures regarding the identification, review and approval of related party transactions.  Employees must disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest to the Company’s Legal Department, while executive officers and directors must disclose such to the Board of Directors who shall be responsible for determining whether such transaction or relationship constitutes a conflict of interest.  There were no related party transactions in 2007.

Determination of Independence

Under current NASDAQ, a director will only qualify as an “independent director” as defined in Rule 4200 (a)(15) of the NASDAQ Stock Market, Inc. Marketplace Rules if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making its determination, our Board of Directors is required to consider certain categorical standards listed in Rule 4200(a)(15).  Our Board of Directors has affirmatively determined that each of John E. Bagalay, Jr., Allen Bloom, Stephen K. Carter, James A. Grigsby, Robert F. Hendrickson, Dennis H. Langer and Joseph A. Mollica are independent.

Our Board of Directors has determined that all of the members of each of the Board’s four standing committees – the Audit and Finance Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Research and Development Committee – are independent under relevant NASDAQ rules, including, in the case of all members of the Audit and Finance Committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Item 14.  Principal Accounting Fees and Services

Independent Auditor’s Fees and Other Matters

The following table summarizes the fees of KPMG LLP, our independent registered public accounting firm, for each of the last two fiscal years for audit and other services:

Fee Category	2007	2006
Audit Fees	$516,200	$675,400
Audit-Related Fees	$--	$--
Tax Fees	$5,000	$51,900
All Other Fees	$--	$--

Total Fees	$521,200	$727,300

Audit Fees

Audit fees consist of fees for the audits of our consolidated financial statements, and of management’s assessment of, and the effective operation of, internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”.

Tax Fees

Tax fees consist of fees for tax compliance services related to preparation of tax returns.

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

The Audit and Finance Committee may delegate authority to one or more subcommittees (including a subcommittee consisting of a single member), as it deems appropriate from time to time under the circumstances. Any decision of a subcommittee to pre-approve audit, review, attest or non-audit services shall be reported to the full Audit and Finance Committee at its next scheduled meeting.

PART IV

Item 15.  Exhibits

(a) Documents filed as part of the report:

(3) Exhibits-

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOGEN CORPORATION

By:	/s/ KEVIN G. LOKAY
Kevin G. Lokay,
President and Chief Executive Officer

Date:  April 29, 2008

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ KEVIN G. LOKAY	President and Chief Executive Officer	April 29, 2008
	Kevin G. Lokay	(Principal Executive Officer and Director)

By:	/s/ KEVIN J. BRATTON	Senior Vice President, Finance,	April 29, 2008
	Kevin J. Bratton	and Chief Financial Officer (Principal Financial and Accounting Officer)

By:	/s/ *	Director	April 29, 2008
John E. Bagalay, Jr.

By:	/s/ *	Director	April 29, 2008
Allen Bloom

By:	/s/ *	Director	April 29, 2008
Stephen K. Carter

By:	/s/ *	Director and Chairman of the Board	April 29, 2008
James A. Grigsby

By:	/s/ *	Director	April 29, 2008
Robert F. Hendrickson

By:	/s/ *	Director	April 29, 2008
Dennis H. Langer

By:	/s/ *	Director	April 29, 2008
Joseph A. Mollica

*
By the signature set forth below, the undersigned, pursuant to the duly authorized powers of attorney filed with the Securities and Exchange Commission has signed this Amendment No. 1 on Form 10-K/A on behalf of the person indicated.

/s/ KEVIN. G. LOKAY
Kevin G. Lokay
(Attorney-in-Fact)