Form 10-Q
period 2008-03-31
CYTOGEN CORP
filed 2008-05-08
CIK 725058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 000-14879

Cytogen Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	22-2322400
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

650 College Road East, Suite 3100, Princeton, New Jersey 08540-5308

(Address of principal executive offices)(Zip Code)

(609) 750-8200

(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non- Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class: Common Stock, $0.01 par value	Outstanding at May 4, 2008: 35,593,633

CYTOGEN CORPORATION
QUARTERLY REPORT ON FORM 10-Q
MARCH 31, 2008

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

PART I  - FINANCIAL INFORMATION
Item 1.     Consolidated Financial Statements (unaudited)

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share and per share data)
(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS:
Current assets:
Cash and cash equivalents	$3,090	$8,914
Accounts receivable, net	2,966	2,747
Inventories	4,133	4,635
Prepaid expenses	1,379	1,070
Other current assets	262	121

Total current assets	11,830	17,487

Property and equipment, less accumulated depreciation and amortization of $1,720 and $1,662 at March 31, 2008 and December 31, 2007, respectively	913	1,046
Product license fees, less accumulated amortization of $3,821 and $3,547 at March 31, 2008 and December 31, 2007, respectively	8,568	8,842
Other assets	1,948	1,952

	$23,259	$29,327

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Current portion of long-term liabilities	80	87
Accounts payable and accrued liabilities	7,948	8,490

Total current liabilities	8,028	8,577

Warrant liabilities	965	995
Other long-term liabilities	50	66
Total liabilities	9,043	9,638

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 5,400,000 shares authorized-Series C Junior Participating Preferred Stock, $.01 par value, 200,000 shares authorized, none issued and outstanding	--	--
Common stock, $.01 par value, 100,000,000 shares authorized, 35,593,633 and 35,570,836 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	356	356
Additional paid-in capital	473,038	472,648
Accumulated other comprehensive income	42	47
Accumulated deficit	(459,220)	(453,362)

Total stockholders' equity	14,216	19,689

	$23,259	$29,327

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product revenue:
QUADRAMET	$2,138	$2,350
PROSTASCINT	2,580	2,456
CAPHOSOL	620	--

Total product revenue	5,338	4,806

Other revenue	1	2

Total revenues	5,339	4,808

Operating expenses:
Cost of product revenue	3,095	2,902
General and administrative	3,121	2,410
Selling and marketing	3,942	8,131
Research and development	1,120	1,604

Total operating expenses	11,278	15,047

Operating loss	(5,939)	(10,239)

Interest income	63	376
Interest expense	(12)	(10)
Advanced Magnetics Inc. litigation settlement, net	--	3,946
Decrease in value of warrant liabilities	30	1,095

Net loss	$(5,858)	$(4,832)

Basic and diluted net loss per share	$(0.16)	$(0.16)

Weighted-average common shares outstanding	35,576	29,606

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,858)	$(4,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393	438
Decrease in value of warrant liabilities	(30)	(1,095)
Share-based compensation expense	385	428
Other	9	(11)
Changes in assets and liabilities:
Accounts receivables	(220)	(57)
Inventories	506	(1,351)
Other assets	(451)	(1,099)
Accounts payable and accrued liabilities	(539)	792

Net cash used in operating activities	(5,805)	(6,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(153)

Net cash used in investing activities	-	(153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of common stock	4	34
Payment of long-term liabilities	(23)	(16)

Net cash provided by (used in) financing activities	(19)	18

Net decrease in cash and cash equivalents	(5,824)	(6,922)

Cash and cash equivalents, beginning of period	8,914	32,507

Cash and cash equivalents, end of period	$3,090	$25,585

Supplemental disclosure of non-cash information:
Capital lease of equipment	-	$71
Unrealized holding gain (loss) on marketable securities	$(5)	$10

Supplemental disclosure of cash information:
Cash paid for interest	$10	$10

The accompanying notes are an integral part of these statements.

CYTOGEN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  THE COMPANY

Background

Cytogen Corporation (the "Company") is a specialty pharmaceutical company dedicated to advancing the treatment and care of patients by building, developing, and commercializing a portfolio of oncology products.  The Company's specialized sales force currently markets two therapeutic products and one diagnostic product to the U.S. oncology market.  CAPHOSOL is an electrolyte solution for the treatment of oral mucositis and dry mouth that is approved as a prescription medical device.  QUADRAMET is approved for the treatment of pain in patients whose cancer has spread to the bone.  PROSTASCINT is a PSMA-targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer.

Cytogen has a history of operating losses since its inception.  The Company currently relies on two products, PROSTASCINT and QUADRAMET, for substantially all of its current revenues.  The Company will depend on market acceptance of CAPHOSOL for potential new revenues.  If CAPHOSOL does not achieve market acceptance, either because the Company fails to effectively market such product or competitors introduce new products, the Company will not be able to generate sufficient revenue to become profitable.  The Company has, from time to time, stopped selling certain products that the Company previously believed would generate significant revenues.  Effective January 1, 2008, the Company ceased selling and marketing SOLTAMOX, a liquid hormonal therapy approved in the U.S. for the treatment of breast cancer in adjuvant and metastatic settings.  The Company's products are subject to significant regulatory review by the Food and Drug Administration, or FDA, and other federal and state agencies, which requires significant time and expenditures in seeking, maintaining and expanding product approvals.  In addition, the Company relies on collaborative partners to a significant degree, among other things, to manufacture its products, to secure raw materials, and to provide licensing rights to their proprietary technologies for the Company to sell and market to others.  The Company is also subject to revenue and credit concentration risks as a small number of its customers account for a high percentage of total revenues and corresponding receivables.  The loss of one of these customers or changes in their buying patterns could result in reduced sales, thereby adversely affecting the operating results.

The Company’s unaudited financial statements for the three months ended March 31, 2008, were prepared under the assumption that the Company will continue its operations as a going concern.  The Company incorporated in 1980, and does not have a history of earnings.  Continued operations are dependent on the Company’s ability to complete equity or debt formation activities or to generate profitable operations.  Such capital formation activities may not be available or may not be available on reasonable terms.  The Company’s financial statements do not include any adjustments that may result from the outcome of this uncertainty.  If the Company cannot continue as a viable entity, its stockholders may lose some or all of their investment in the Company.

On November 5, 2007, the Company received notification from The NASDAQ Stock Market, or NASDAQ, that the Company is not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5).  The letter states that the Company has 180 calendar days, or until May 5, 2008, to regain compliance with the minimum bid price requirement of $1.00 per share.  The Company can achieve compliance, if at any time before May 5, 2008, its common stock closes at $1.00 per share or more for at least 10 consecutive business days.  The closing price of Cytogen’s common stock has been below $1.00 per share since September 24, 2007.  On April 17, 2008, the Company had submitted a request to NASDAQ to extend the compliance period, which expired on May 5, 2008, to after the May 8th Special Stockholders Meeting, when the stockholders will vote on the merger with EUSA Pharma.  On May 7, 2008, the Company received a determination letter from NASDAQ indicating that trading of the Company’s common stock will be suspended at the opening of business on May 16, 2008, unless the Company requests an appeal.  The Company plans to appeal NASDAQ’s determination if the Company’s stockholders fail to approve the merger.  If faced with delisting, the Company may submit an application to transfer the listing of its common stock to the NASDAQ Capital Market.  There can be no assurance that the Company will be able to maintain the listing of its Common Stock on the NASDAQ Global Market.

On November 5, 2007, the Company announced that it had engaged an investment banking firm to assist the Company in identifying and evaluating strategic alternatives intended to enhance the future growth potential of the Company’s pipeline and maximize shareholder value.   On March 11, 2008, the Company announced that it entered into a definitive merger agreement with EUSA Pharma Inc., pursuant to which all outstanding shares of the Company’s common stock will be converted into $0.62 per share in cash, which represents a premium of approximately 35% over the closing price of $0.46 on March 10, 2008.  If, at closing of the merger, there are additional shares of the Company’s common stock issued and outstanding which cause the total merger consideration to exceed $22.6 million, then the per share merger consideration may be reduced accordingly so that such maximum aggregate merger consideration does not exceed $22.6 million.  EUSA Pharma is a transatlantic specialty pharmaceutical company focused on oncology, pain control and critical care.

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock entitled to vote, and the parties entrance into a sublicense agreement for the European and Asian rights to the Company’s CAPHOSOL product, which was finalized in April 2008.  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

Our cash and cash equivalents were $3.1 million as of March 31, 2008. During the first quarter ended March 31, 2008, net cash used in operating activities was $5.8 million. We expect that our existing capital resources at March 31, 2008 along with the net receipt of $5.0 million in April 2008 for the sublicensing of the European and Asian rights to CAPHOSOL, should be adequate to fund our operations and commitments into the second quarter of 2008.  In the event that the Merger Agreement is terminated due to the consummation of a superior proposal, as defined in the Merger Agreement, or a financing or asset sale without EUSA Pharma’s approval which is deemed to be a breach by us under the covenants of the Merger Agreement, EUSA Pharma will return to us the CAPHOSOL marketing rights and we will pay EUSA Pharma $10.0 million plus interest calculated at 4% per annum for either (i) the period of time between the effective date and the closing of the superior proposal, or (ii) the period of time between the termination of the Merger Agreement and the closing of the financing or asset sale, as applicable.  We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of complementary clinical stage and marketed products, research and development, clinical studies and regulatory activities and to further our marketing and sales programs.  We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs and working capital.

If we are unable to consummate the merger with EUSA Pharma, we will need to raise additional capital in the second quarter of 2008. If we are unable to raise additional financing, we will be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, sell certain assets, cease operations or declare bankruptcy. There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including: (i) the successful commercialization of our products; (ii) the costs associated with the acquisition of complementary clinical stage and marketed products; (iii) progress in our product development efforts and the magnitude and scope of such efforts; (iv) progress with clinical trials; (v) progress with regulatory affairs activities; (vi) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; (vii) competing technological and market developments; and (viii) the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others or through other sources. We cannot assure you that the financial sources described above will be available when needed or at terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

Additionally, if we are unable to consummate the merger with EUSA Pharma, our common stock may be delisted by NASDAQ. If delisted from the NASDAQ Global Market and unable to transfer to the NASDAQ Capital Market, our common stock would be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to “penny stock” regulations promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such regulations, imposes various practice requirements on broker-dealers who sell securities governed by the regulations to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. There can be no assurance that we will be able to maintain the listing of our common stock on NASDAQ.  Delisting from NASDAQ would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

Basis of Consolidation

The consolidated financial statements include the financial statements of Cytogen and its subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements and notes thereto of Cytogen are unaudited and include all adjustments which, in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.  All such accounting adjustments are of a normal, recurring nature.  The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which includes financial statements as of and for the year ended December 31, 2007.  The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full year.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

Inventories

The Company's inventories include PROSTASCINT and CAPHOSOL with the majority of the inventories related to PROSTASCINT.  Inventories are stated at the lower of cost or market as determined using the first-in, first-out method and consisted of the following (all amounts in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$82	$82
Work-in-process	1,619	3,221
Finished goods	2,432	1,332
	$4,133	$4,635

Net Loss Per Share

Basic net loss per common share is calculated by dividing the Company’s net loss by the weighted-average common shares outstanding during each period. Diluted net loss per common share is the same as basic net loss per share for each of the three month periods ended March 31, 2008 and 2007 because the inclusion of common stock equivalents, which consist of nonvested shares, warrants and options to purchase shares of the Company’s common stock, would be antidilutive due to the Company’s losses.

Other Comprehensive Income or Loss

Other comprehensive income consisted of unrealized holding gains or losses on marketable securities.  For the three months ended March 31, 2008, the unrealized holding loss for these securities was $5,000 and, as a result, the comprehensive loss for the three months ended March 31, 2008 was $5,863,000.  For the three months ended March 31, 2007, the unrealized holding gain for these securities was $10,000 and, as a result, the comprehensive loss for the three months ended March 31, 2007 was $4,822,000.

Recent Accounting Pronouncements

Advance Payments for Goods or Services

In June 2007, FASB issued EITF Issue No. 07-03, “Accounting for Advance Payments for Goods or Services To Be Used in Future Research and Development” (EITF 07-03), which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payment for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  The adoption of EITF 07-03 had no impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2008.

Fair Value Option

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" (SFAS No. 159), which became effective for fiscal years beginning after November 15, 2007.  SFAS No. 159 permits entities to measure eligible financial assets and financial liabilities at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings.  The adoption of SFAS 159 had no impact on the Company’s consolidated financial statements.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements.  The Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008.  There was no impact to the Company’s condensed consolidated financial statements upon adoption of SFAS No. 157. SFAS 157-2 for nonfinancial assets and liabilities is effective for the Company starting in 2009.  The Company is currently assessing the potential impacts on its consolidated financial statements upon the adoption of SFAS 157-2.

2. MERGER AGREEMENT

On March 11, 2008, the Company announced that it entered into a definitive merger agreement with EUSA Pharma Inc. (the “Merger Agreement”), pursuant to which all outstanding shares of the Company’s common stock will be converted into $0.62 per share in cash, which represents a premium of approximately 35% over the closing price of $0.46 on March 10, 2008.  If, at closing of the merger, there are additional shares of the Company’s common stock issued and outstanding which cause the total merger consideration to exceed $22.6 million, then the per share merger consideration may be reduced accordingly so that such maximum aggregate merger consideration does not exceed $22.6 million.  EUSA Pharma is a transatlantic specialty pharmaceutical company focused on oncology, pain control and critical care.

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock entitled to vote, and the parties entrance into a sublicense agreement for the European and Asian rights to the Company’s Caphosol product, which was finalized in April 2008.  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

On April 11, 2008, EUSA Pharma transferred $5.0 million in immediately available funds to both the Company and InPharma for an aggregate total of $10.0 million, in connection with the sublicensing of the European and Asian marketing rights to the CAPHOSOL product (see Note 5).  In the event that the Merger Agreement is terminated due to the consummation of a superior proposal, as defined in the Merger Agreement, or a financing or asset sale without EUSA Pharma’s approval which is deemed to be a breach by the Company under the covenants of the Merger Agreement, EUSA Pharma will return to the Company the CAPHOSOL marketing rights and the Company will pay EUSA Pharma $10.0 million plus interest calculated at 4% per annum for either (i) the period of time between the effective date and the closing of the superior proposal, or (ii) the period of time between the termination of the Merger Agreement and the closing of the financing or asset sale, as applicable.

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

For the three months ended March 31, 2008 and 2007, the Company recorded share-based compensation expenses as follows (all amounts in thousands):

	Three Months Ended March 31,
	2008	2007

General and administrative	$226	$234
Selling and marketing	87	123
Research and development	72	71
	$385	$428

There were no options granted under the Cytogen stock option plans during the three months ended March 31, 2008.  The weighted-average grant date fair value per share of the options granted under the Cytogen stock option plans during the three months ended March 31, 2007 is estimated at $1.83 per share using the Black-Scholes option pricing model with the following weighted average assumptions:

Three Months Ended March 31, 2007

Expected life (years)	5.98
Expected volatility	83%
Dividend yield	0%
Risk-free interest rate	4.7%
Option granted	713,500
Nonvested shares granted	165,000

The compensation costs for nonvested share awards are based on the fair value of Cytogen common stock on the date of grant.  The weighted-average grant date fair value per share of nonvested share awards granted during the three months ended March 31, 2007 was $2.50.  No nonvested share awards were granted during the three months ended March 31, 2008.

On March 10, 2008, the Company’s Board of Directors suspended the 2005 Employee Stock Purchase Plan (the “ESPP Plan”) until December 31, 2008, as a result of the execution of the merger agreement with EUSA Pharma.  The Company’s Board of Directors has taken steps to terminate the ESPP Plan upon consummation of the merger with EUSA Pharma.  The weighted-average fair value per share ascribed to the shares purchased under the ESPP Plan during the three months ended March 31, 2008 and 2007 is estimated at $0.17 and $0.65 per share, respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007

Expected life (months)	3	3
Expected volatility	82%	63%
Dividend yield	0%	0%
Risk-free interest rate	3.26%	5.02%
ESPP Options granted	39,516	18,764

4. WARRANT LIABILITY

In July and August 2005, the Company sold to certain institutional investors shares of common stock and warrants to purchase 776,096 shares of its common stock having an exercise price of $6.00 per share.  These warrants are exercisable beginning six months and ending 10 years after their issuance.  The shares of common stock underlying the warrants were registered under the Company's existing shelf registration statement.  The Company is required to maintain the effectiveness of the registration statement as long as any warrants are outstanding.

Under Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”), to qualify as permanent equity, the warrant must permit the issuer to settle in unregistered shares.  The Company does not have that ability under the securities purchase agreement for the warrants issued in July and August 2005, and therefore, the warrants are classified as a liability in the accompanying consolidated balance sheets.

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

In July 2007, the Company sold to certain institutional investors shares of its common stock and warrants to purchase 2,907,301 shares of its common stock with an exercise price of $2.23 per share.  The Company also issued warrants to purchase 348,876 shares of its common stock to the placement agents, in addition to the cash compensation.  These warrants are exercisable beginning six months after their issuance and ending five years after they become exercisable.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  As a result, the warrants cannot be classified as permanent equity and are instead classified as a liability at their fair value in the accompanying consolidated balance sheet.

The Company recorded the warrant liabilities at their fair value at each reporting date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	March 31, 2008	March 31, 2007
Dividend yield	0%	0%
Expected volatility	72%	82%
Expected life(1)	4.5 years	5.3 years
Risk-free interest rate	2.4%	4.6%
Company Common Stock Price	$0.57	$2.09
Outstanding warrants	7,578,380	4,322,203

(1)
The remaining expected life assumptions at March 31, 2008 and 2007 for the warrants issued in July and August 2005 were 7.3 years and 8.3 years, respectively.  The remaining expected life assumption at March 31, 2008 and 2007 for the warrants issued in November 2006 was 3.6 years and 4.6 years, respectively.  The remaining expected life assumption at March 31, 2008 for the warrants issued in July 2007 was 4.8 years.

Warrants not qualifying for permanent equity accounting are recorded at fair value and are remeasured at each reporting date until the warrants are exercised or expire.  Changes in the fair value of the warrants issued as described above will be reported in the consolidated statements of operations as non-operating income or expense.  At March 31, 2008 and 2007, the Company reported gains of $30,000 and $1.1 million for the three months ended March 31, 2008 and 2007, respectively.

In connection with the sale of Cytogen shares and warrants in November 2006, the Company entered into a Registration Rights Agreement with the investors under which the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  The Company is also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or three years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $20.0 million for each 30-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.  The Company concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of December 31, 2007 and March 31, 2008.

In connection with the sale of Cytogen shares and warrants in July 2007, the Company entered into a Registration Rights Agreement with the investors under which the Company was obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  The Company is also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or two years from closing date, whichever is earlier.  In the event the Company fails to keep the registration statement effective, the Company is obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the SEC declared the registration statement effective.  The Company concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of December 31, 2007 and March 31, 2008.

5. INPHARMA AS

On October 11, 2006, the Company and InPharma entered into a Product License and Assignment Agreement (the “License Agreement”) granting the Company exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia.  Under the terms of the Agreement, the Company is obligated to pay InPharma $6.0 million in aggregate up-front fees, of which $4.6 million was paid upon the execution of the agreement, $1.2 million in 2007 and $200,000 will be paid in October 2008 provided there are no indemnification claims by the Company.  In addition, the Company is obligated to pay InPharma royalties based on a percentage of net sales.  The Company is also obligated to pay future payments to InPharma based upon the achievement of certain sales-based milestones and a finder's fee based upon a percentage of milestone payments paid to InPharma.

In the event the Company exercises the options to license marketing rights for CAPHOSOL in Europe and Asia, the Company is obligated to pay InPharma additional fees and payments, including sales-based milestone payments for the respective territories.

The Company is required to obtain consents from certain licensors, but not InPharma, if the Company sublicenses the rights to market CAPHOSOL in Europe and Asia to other parties. The Company is also required to pay those licensors royalties based on a percentage of net sales in Europe and Asia, if exercised.

On August 30, 2007, the Company and InPharma executed Amendment No. 1 to the License Agreement to restructure the amounts payable by the Company upon the exercise of the option for the European and Asian marketing rights.  On February 14, 2008, the Company and InPharma executed Amendment No. 2 to the License Agreement to restructure the amounts payable by Cytogen in connection with the exercise of the option for the European and Asian marketing rights, including milestone payments and royalties based on sales levels in North America.  In order to exercise this option, the Company is required to pay InPharma an upfront payment of $5.0 million as well as three additional one-time payments of $5.0 million due on the later of (i) each of the first three anniversary dates of the option exercise date and (ii) April 1 in the calendar year in which each such anniversary occurs.  Such additional one-time payments are subject to reduction if there is a launch of a similar generic product during such three-year period.

In addition to the Merger Agreement between the Company and EUSA Pharma dated March 10, 2008, the parties entered into a sublicense agreement for the European and Asian rights to CAPHOSOL.  Under the terms of this agreement, EUSA Pharma is required to pay the Company a one-time payment of $10.0 million, $5.0 million of which will be used by the Company to exercise its option to the European and Asian rights.

On April 11, 2008, the Company exercised its option to license the marketing rights for CAPHOSOL in Europe and Asia and EUSA Pharma transferred $5.0 million to InPharma in connection with the exercise of the Company’s option.

6. LITIGATION

On November 7, 2007, Eastern Virginia Medical School (“EVMS”) filed a complaint against the Company in the United States District Court for the Eastern District of Virginia.  In the complaint, EVMS purports that the Company’s PROSTASCINT product infringes a patent owned by EVMS and previously licensed to the Company under an agreement between EVMS and the Company entered into in 1991.  The Company is investigating the merits of these claims and intends to conduct a vigorous defense of such claims, if appropriate.  In February 2008, the parties executed a non-binding term sheet setting forth mutually acceptable terms for settlement of the pending litigation between the parties.  Pursuant to the term sheet, Cytogen and EVMS are currently working toward finalizing and executing a settlement agreement, as well as a new license agreement.  For the year ended December 31, 2007, the Company recorded an estimated settlement amount of $100,000 in cost of product revenue which represents the maximum obligation related to this settlement.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts and projections and the beliefs and assumptions of our management including, without limitation, our expectations regarding results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.  These forward-looking statements include statements regarding the growth and market penetration for CAPHOSOL, QUADRAMET and PROSTASCINT, our ability to obtain favorable coverage and reimbursement rates from government-funded and third party payors for our products, sales and marketing expenses for CAPHOSOL, QUADRAMET and PROSTASCINT, the sufficiency of our capital resources and supply of products for sale, the continued cooperation of our contractual and collaborative partners, our need for additional capital and other statements included in this Quarterly Report on Form 10-Q that are not historical facts.  Such forward-looking statements involve a number of risks and uncertainties and investors are cautioned not to put any undue reliance on any forward-looking statement.  We cannot guarantee that we will actually achieve the plans, intentions or expectations disclosed in any such forward-looking statements.  Factors that could cause actual results to differ materially, include:  the risks of not consummating the merger agreement with EUSA Pharma, market acceptance of our products, the results of our clinical trials, our ability to hire and retain employees, economic and market conditions generally, our receipt of requisite regulatory approvals for our products and product candidates, the continued cooperation of our marketing and other collaborative and strategic partners, our ability to protect our intellectual property and the other risks identified under Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, and those under the caption “Risk Factors,” as included in certain of our other filings, from time to time, with the Securities and Exchange Commission.

Any forward-looking statements made by us do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statements, and these statements represent our current outlook only as of the date given.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto contained elsewhere herein, as well as in our Annual Report on Form 10-K for the year ended December 31, 2007 and from time to time in our other filings with the Securities and Exchange Commission.

Overview

We are a specialty pharmaceutical company dedicated to advancing the treatment and care of cancer patients by building, developing, and commercializing a portfolio of oncology products.  Our specialized sales force currently markets two therapeutic products and one diagnostic product to the U.S. oncology market.  CAPHOSOL is an electrolyte solution for the treatment of oral mucositis and dry mouth that is approved in the U.S. as a prescription medical device.  QUADRAMET is approved for the treatment of pain in patients whose cancer has spread to the bone.  PROSTASCINT is a PSMA-targeting monoclonal antibody-based agent to image the extent and spread of prostate cancer.

    Our financial statements for the three months ended March 31, 2008, were prepared under the assumption that we will continue our operations as a going concern.  We incorporated in 1980, and do not have a history of earnings.  As a result, our independent registered accountants in their audit report for the fiscal year ended December 31, 2007 have expressed substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations.  Such capital formation activities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

Significant Events in 2008

Merger Agreement with EUSA Pharma Inc.

On March 11, 2008, we announced that we entered into a definitive merger agreement with EUSA Pharma, Inc. (the “Merger Agreement”), pursuant to which all of the outstanding shares of Cytogen common stock will be converted into $0.62 per share in cash, which represents a premium of approximately 35% over the closing price of $0.46 on March 10, 2008.  If, at closing of the merger, there are additional shares of Cytogen’s common stock issued and outstanding which cause the total merger consideration to exceed $22.6 million, then the per share merger consideration may be reduced accordingly so that such maximum aggregate merger consideration does not exceed $22.6 million.  EUSA Pharma is a transatlantic specialty pharmaceutical company focused on oncology, pain control and critical care.

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock entitled to vote, and the parties entrance into a sublicense agreement for the European and Asian rights to our Caphosol product, which was finalized in April 2008 (see below).  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

Sublicense of the European and Asian Marketing Rights to CAPHOSOL Product

In addition to the Merger Agreement between us and EUSA Pharma dated March 10, 2008, we entered into a sublicense agreement for the European and Asian marketing rights to CAPHOSOL.  Under the terms of this agreement, EUSA Pharma was required to pay us a one-time payment of $10.0 million, $5.0 million of which is used by us to exercise our option to the European and Asian marketing rights from InPharma.

On April 11, 2008, EUSA Pharma transferred $5.0 million to both us and InPharma for an aggregate total of $10.0 million, in connection with the sublicensing of CAPHOSOL’s marketing rights in Europe and Asia.  In the event that the Merger Agreement is terminated due to the consummation of a superior proposal, as defined in the Merger Agreement, or a financing or asset sale without EUSA Pharma’s approval which is deemed to be a breach by us under the covenants of the Merger Agreement, EUSA Pharma will return to us the CAPHOSOL marketing rights and we will pay EUSA Pharma $10.0 million plus interest calculated at 4% per annum for either (i) the period of time between the effective date and the closing of the superior proposal, or (ii) the period of time between the termination of the Merger Agreement and the closing of the financing or asset sale, as applicable.

Exercise of Option for the European and Asian Marketing Rights to CAPHOSOL Product

On February 14, 2008, we entered into Amendment No. 2 to the CAPHOSOL license agreement with InPharma to restructure the amounts payable by us in connection with the exercise of the option for the European and Asian marketing rights, including milestone payments and royalties based on sales levels in North America.  In order to exercise this option, we are required to pay InPharma an upfront payment of $5.0 million as well as three additional one-time payments of $5.0 million due on the later of (i) each of the first three anniversary dates of the option exercise date and (ii) April 1 in the calendar year in which each such anniversary occurs.  Such additional one-time payments are subject to reduction if there is a launch of a similar generic product during such three-year period.

On April 11, 2008 we exercised our option to license the marketing rights to CAPHOSOL in Europe and Asia and EUSA Pharma transferred $5.0 million to InPharma on our behalf in connection with the exercise of the option.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Revenues

			Increase/(Decrease)
	2008	2007	$	%
	(All amounts in thousands, except percentage data)
QUADRAMET	$2,138	$2,350	$(212)	(9%)
PROSTASCINT	2,580	2,456	124	5%
CAPHOSOL	620	-	620	n/a
Other revenue	1	2	(1)	(50%)
Total revenues	$5,339	$4,808	$531	11%

Total revenues for the first quarter of 2008 were $5.3 million compared to $4.8 million for the same period in 2007. Product revenues accounted for nearly all of total revenues for each of the first quarters of 2008 and 2007, respectively.  We did not recognize any revenue in the first quarter of 2007 from CAPHOSOL which we introduced to the U.S market in March 2007, because shipments of these products did not meet the revenue recognition criteria under the U.S. generally accepted accounting principles (GAAP).  Commencing with the second quarter of 2007, we began recognizing revenue from CAPHOSOL.  If QUADRAMET or PROSTASCINT does not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, and if we fail to successfully grow sales of CAPHOSOL, we may not be able to generate sufficient revenue to become profitable.

QUADRAMET.  QUADRAMET sales for the first quarter of 2008 were $2.1 million, compared to $2.1 million reported for the fourth quarter of 2007 and $2.4 million for the first quarter of 2007.  Unit sales for the first quarter of 2008 increased 3% over the fourth quarter of 2007, but decreased 11% from the first quarter of 2007.  Quarterly sales trends for QUADRAMET typically exhibit variability.  QUADRAMET sales accounted for 40% and 49% of product revenues for the first quarters of 2008 and 2007, respectively.  Currently, we market QUADRAMET only in the United States and have no rights to market QUADRAMET in Europe.  We cannot assure you that we will be able to successfully market QUADRAMET or that QUADRAMET will achieve greater market penetration on a timely basis or result in significant revenues for us.

PROSTASCINT.  PROSTASCINT sales for the first quarter of 2008 were $2.6 million, compared to $2.4 million reported for the fourth quarter of 2007 and $2.5 million for the first quarter of 2007.  Unit sales for the first quarter of 2008 increased 5% from the fourth quarter of 2007 and 1% from the first quarter of 2007.  Quarterly sales trends for PROSTASCINT typically exhibit variability.  PROSTASCINT sales accounted for 48% and 51% of product revenues for the first quarters of 2008 and 2007, respectively.  We cannot assure you that we will be able to successfully market PROSTASCINT, or that PROSTASCINT will achieve greater market penetration on a timely basis or result in significant revenues for us.

CAPHOSOL.  CAPHOSOL sales for the first quarter of 2008 were $620,000.  We introduced CAPHOSOL to the U.S market in March 2007 and began recognizing CAPHOSOL revenues in the second quarter of 2007.  We cannot assure you that we will be able to successfully market CAPHOSOL or that CAPHOSOL will achieve greater market penetration on a timely basis or result in significant revenues for us.

Operating Expenses

			Increase/(Decrease)
	2008	2007	$	%
	(All amounts in thousands, except percentage data)
Cost of product revenue	$3,095	$2,902	$193	7%
General and administrative	3,121	2,410	711	30%
Selling and marketing	3,942	8,131	(4,189)	(52%)
Research and development	1,120	1,604	(484)	(30%)
	$11,278	$15,047	$(3,769)	(25%)

Total operating expenses for the first quarter of 2008 were $11.3 million compared to $15.0 million in the same quarter of 2007.

Cost of Product Revenue. Cost of product revenue for each of the first quarters of 2008 and 2007 was $3.1 million and $2.9 million, respectively, and primarily reflects: (i) manufacturing and distribution costs for PROSTASCINT, QUADRAMET and CAPHOSOL; (ii) royalties on our sales of products; (iii) amortization of the up-front payments to acquire the marketing rights to QUADRAMET in 2003 and CAPHOSOL in October 2006.  The increase from the prior year period is primarily due to costs associated with higher revenues from PROSTASCINT and CAPHOSOL but partially offset by the 2007 costs aggregating $166,000 associated with SOLTAMOX.  Effective January 1, 2008, the Company ceased selling and marketing SOLTAMOX.

General and Administrative. General and administrative expenses for the first quarter of 2008 were $3.1 million compared to $2.4 million in the same period of 2007.  The increase from the prior year period is primarily driven by the $1.3 million of transaction costs associated with the merger with EUSA Pharma in 2008, partially offset by a decrease in expenses related to a reduction in headcounts and decreased investor and public relations activities.

Selling and Marketing.  Selling and marketing expenses for the first quarter of 2008 were $3.9 million compared to $8.1 million in the same period of 2007.  The decrease from the prior year period is primarily driven by costs incurred in 2007 associated with the launch of CAPHOSOL and increased marketing support for QUADRAMET, PROSTASCINT and SOLTAMOX initiatives.

Research and Development. Research and development expenses for the first quarter of 2008 were $1.1 million compared to $1.6 million in the same period of 2007. The decrease from the prior year period is primarily due to our continued strategic realignment of research and development priorities.

Interest Income/Expense. Interest income for the first quarter of 2008 was $63,000 compared to $376,000 in the same period of 2007.  The decrease from the prior year period was due to lower cash balances in 2008.  Interest expense for the first quarter of 2008 was $12,000 compared to $10,000 in the same period in 2007.  Interest expense includes interest on finance charges related to various equipment leases that are accounted for as capital leases and interest on amount to be escrowed in connection with the license agreement with InPharma.

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

Decrease in Warrant Liability. In connection with the sale of our common stock and warrants in 2005, 2006 and 2007, we recorded the warrants as a liability at their fair value using the Black-Scholes option-pricing model and re-measure them at each reporting date until the warrants are exercised or expire.  Changes in the fair value of the warrants are reported in the statements of operations as non-operating income or expense.  For the three months ended March 31, 2008, we reported a non-cash unrealized gain of $30,000 related to the decrease in fair value of these outstanding warrants during the period, compared to a $1.1 million non-cash unrealized gain for the same period in 2007.  The market price for our common stock has been and may continue to be volatile.  Consequently, future fluctuations in the price of our common stock may cause significant increases or decreases in the fair value of these warrants.

Net Loss. Net loss for the first quarter of 2008 was $5.9 million compared to $4.8 million reported in the first quarter of 2007. The basic and diluted net loss per share for the first quarter of 2008 was $0.16 based on 35.6 million weighted average common shares outstanding, compared to a basic and diluted net loss per share of $0.16 based on 29.6 million weighted average common shares outstanding for the same period in 2007.

COMMITMENTS

We have entered into various contractual and commercial commitments.  The following table summarizes our obligations with respect to theses commitments as of March 31, 2008:

	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years	Total
	(All amounts in thousands)
Capital lease obligations	$80	$50	$--	$--	$130
Facility leases	338	197	--	--	535
Research and development	177	150	150	387	864
Marketing and other obligations	904	538	--	--	1,442
Manufacturing contracts(1)	5,714	5,077	--	--	10,791
Minimum royalty payments(2)	1,000	2,000	2,000	622	5,622

Total(3)	$8,213	$8,012	$2,150	$1,009	$19,384

(1)

Effective January 1, 2004, we entered into a manufacturing and supply agreement with Bristol-Myers Squibb Medical Imaging, Inc. (“BMSMI”) for QUADRAMET whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET.  Under the terms of our agreement, we are obligated to pay at least $5.1 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on a two year prior written notice.  This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two-year prior written notice.  Accordingly, we have not included commitments beyond March 31, 2010.

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

(3)
At March 31, 2008, we have no uncertain tax positions.  We do not anticipate any events in the next 12-months that would require us to record a liability related to any uncertain income tax positions as prescribed by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).

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

We acquired the exclusive marketing rights for SOLTAMOX in the United States under our distribution agreement with Rosemont Pharmaceuticals Limited.  The agreement with Rosemont required us to pay Rosemont quarterly minimum royalties based on an agreed upon percentage of total tamoxifen prescriptions in the United States through June 2018.  On April 4, 2008, we entered into a termination agreement with Rosemont to terminate all agreements, including the minimum royalty obligation.  We have recorded a charge of $125,000 in 2007 for the full settlement amount and have not included any further commitment beyond December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements for the three months ended March 31, 2008, were prepared under the assumption that we will continue our operations as a going concern.  We were incorporated in 1980, and do not have a history of earnings.  As a result, our registered independent accountants in their audit report for the fiscal year ended December 31, 2007 have expressed substantial doubt about our ability to continue as a going concern.  Continued

operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations.  Such capital formation activities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

Condensed Statement of Cash Flows:

Three Months Ended March 31, 2008
(All amounts in thousands)
Net loss	$(5,858)
Adjustments to reconcile net loss to net cash used in operating activities	53
Net cash used in operating activities	(5,805)
Net cash used in financing activities	(19)
Net decrease in cash and cash equivalents	$(5,824)

Our cash and cash equivalents were $3.1 million as of March 31, 2008, compared to $8.9 million as of December 31, 2007.  For the three months ended March 31, 2008 and 2007, net cash used in operating activities was $5.8 million and $6.8 million, respectively.  The decrease in cash usage from the prior year period was primarily due to increased spending in 2007 for the marketing initiatives on our marketed products including the commercial launch of CAPHOSOL, and the 2007 receipt of $4.0 million related to the Advanced Magnetics, Inc. settlement agreement.  We expect that our existing capital resources at March 31, 2008, along with the net receipt of $5.0 million in April 2008 for the sublicensing of CAPHOSOL’s European and Asian marketing rights, should be adequate to fund our operations and commitments into the second quarter of 2008.

Historically, our primary sources of cash have been proceeds from the issuance and sale of our stock through public offerings and private placements, product revenues, revenues from contract research services, fees paid under license agreements, sale of assets, and interest earned on cash and short-term investments.

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of products and complementary technologies, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs.  We expect that our existing capital resources at March 31, 2008, along with the net receipt of $5.0 million in April 2008 for the sublicensing of CAPHOSOL’s European and Asian marketing rights, should be adequate to fund our operations and commitments into the second quarter of 2008.  We cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated.  We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs and working capital.

      On November 5, 2007, we announced that we had engaged an investment banking firm to assist us in identifying and evaluating strategic alternatives intended to enhance the future growth potential of our pipeline and maximize stockholder value.  On March 11, 2008, the Company announced that it entered into a definitive merger agreement with EUSA Pharma, Inc., pursuant to which all outstanding shares of the Company’s common stock will be converted into $0.62 per share in cash, which represents a premium of approximately 35% over the closing price of $0.46 on March 10, 2008.  If, at closing of the merger, there are additional shares of the Company’s common stock issued and outstanding which cause the total merger consideration to exceed $22.6 million, then the per share merger consideration may be reduced accordingly so that such maximum aggregate merger consideration does not exceed $22.6 million.  EUSA Pharma is a transatlantic specialty pharmaceutical company focused on oncology, pain control and critical care.

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock entitled to vote, and the parties entrance into a sublicense agreement for the European and Asian rights to the Company’s Caphosol product, which was finalized in April 2008.  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

If we are unable to consummate the merger with EUSA Pharma, we will need to raise additional capital in the second quarter of 2008. If we are unable to raise additional financing, we will be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, sell certain assets, cease operations or declare bankruptcy. There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including: (i) the successful commercialization of our products; (ii) the costs associated with the acquisition of complementary clinical stage and marketed products; (iii) progress in our product development efforts and the magnitude and scope of such efforts; (iv) progress with clinical trials; (v) progress with regulatory affairs activities; (vi) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; (vii) competing technological and market developments; and (viii) the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We cannot assure you that the financial sources described above will be available when needed or at terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

On November 5, 2007, we received notification from The NASDAQ Stock Market, or NASDAQ, that we are not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5).  The letter states that we have 180 calendar days, or until May 5, 2008, to regain compliance with the minimum bid price requirement of $1.00 per share.  We can achieve compliance, if at any time before May 5, 2008, our common stock closes at $1.00 per share or more for at least 10 consecutive business days.  The closing price of Cytogen’s common stock has been below $1.00 per share since September 24, 2007.  On April 17, 2008, the Company had submitted a request to NASDAQ to extend the compliance period which expired on May 5, 2008, to after the May 8th Special Stockholders Meeting, when the stockholders will vote on the merger with EUSA Pharma.  On May 7, 2008, the Company received a determination letter from NASDAQ indicating that trading of the Company’s common stock will be suspended at the opening of business on May 16, 2008, unless the Company requests an appeal.  The Company plans to appeal NASDAQ’s determination if the Company’s stockholders fail to approve the merger.  If faced with delisting, we may submit an application to transfer the listing of our common stock to the NASDAQ Capital Market.

Additionally, if we are unable to consummate the merger with EUSA Pharma, our common stock may be delisted by NASDAQ. If delisted from the NASDAQ Global Market and unable to transfer to the NASDAQ Capital Market, our common stock would be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to “penny stock” regulations promulgated by the Securities and Exchange Commission that, if we fail to meet criteria set forth in such regulations, imposes various practice requirements on broker-dealers who sell securities governed by the regulations to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. There can be no assurance that we will be able to maintain the listing of our common stock on NASDAQ. Delisting from NASDAQ would make trading our common stock more difficult for investors, potentially leading to further declines in our share price. It would also make it more difficult for us to raise additional capital. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our shareholders to sell our common stock in the secondary market.

Other Liquidity Events

On April 11, 2008, we exercised our option to license the marketing rights to CAPHOSOL in Europe and Asia and EUSA Pharma transferred $5.0 million in immediately available funds to both us and InPharma for an aggregate total of $10.0 million in connection with the marketing rights.  In the event that the Merger Agreement is terminated due to the consummation of a superior proposal, as defined in the Merger Agreement, or a financing or asset sale without EUSA Pharma’s approval which is deemed to be a breach by us under the covenants of the Merger Agreement, EUSA Pharma will return to us the CAPHOSOL marketing rights and we will pay EUSA Pharma $10.0 million plus interest calculated at 4% per annum for either (i) the period of time between the effective date and the closing of the superior proposal, or (ii) the period of time between the termination of the Merger Agreement and the closing of the financing or asset sale, as applicable.

On June 29, 2007, we entered into purchase agreements with certain institutional investors for the sale of 5,814,600 shares of our common stock and warrants to purchase 2,907,301 shares of our common stock, through a private placement offering.  The placement agents in this transaction received warrants to purchase 348,876 shares of our common stock.  The warrants have an exercise price of $2.23 per share and are exercisable beginning six months after their issuance and ending five years after they become exercisable.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In connection with this sale, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of the shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to cause the registration to be declared effective by the SEC and to remain continuously effective until such time when all of the registered shares are sold or two years from the closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $10.1 million for each monthly period that the registration statement is not effective, up to 10%.  On August 22, 2007, the registration statement was declared effective by the SEC. We concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of March 31, 2008.

On November 10, 2006, we sold to certain institutional investors 7,092,203 shares of our common stock and 3,546,107 warrants to purchase shares of our common stock.  The warrants have an exercise price of $3.32 per share and are exercisable beginning six months and ending five years after their issuance.  The warrant agreement contains a cash settlement feature, which is available to the warrant holders at their option, upon an acquisition in certain circumstances.  In connection with this sale, we entered into a Registration Rights Agreement with the investors under which, we were obligated to file a registration statement with the SEC for the resale of the shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or three years from the closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $20.0 million for each 30-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.  We concluded that the contingent obligation was not probable, and therefore no contingent liability was recorded as of March 31, 2008.

In October 2006, we entered into a License Agreement with InPharma granting us exclusive rights for CAPHOSOL in North America and options to license the marketing rights for CAPHOSOL in Europe and Asia.  In accordance with the terms of the License Agreement, we are obligated to pay an additional $200,000 in October 2008 contingent upon certain conditions, royalties on net sales to certain other licensors and a finder's fee based upon a percentage of milestone payments made to InPharma.  Until April 11, 2008, we were also obligated to pay InPharma royalties based on a percentage of net sales and future milestone.  On August 30, 2007, we executed Amendment No. 1 to the License Agreement with InPharma that restructured the amounts payable by us upon the exercise of the option for European marketing rights.  On February 14, 2008, we executed Amendment No. 2 to the License Agreement with InPharma to restructure the amounts payable by us in connection with the exercise of the options for the European and Asian marketing rights, including milestone payments and royalties based on sales levels in North America.  Pursuant to the Sublicense Agreement between EUSA Pharma and us dated March 10, 2008, EUSA Pharma sublicenses the CAPHOSOL marketing rights to Europe and Asia.  Under the terms of the sublicense agreement EUSA Pharma is required to pay us a one-time payment of $10.0 million, $5.0 million of which is used by us to exercise the option for the European and Asian marketing rights to CAPHOSOL.

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

       Effective January 1, 2004, we entered into a manufacturing and supply agreement with BMSMI whereby BMSMI manufactures, distributes and provides order processing and customer services for us relating to QUADRAMET.  Under the terms of the new agreement, we are obligated to pay at least $5.1 million annually, subject to future annual price adjustment, through 2008, unless terminated by BMSMI or us on a two year prior written notice.  For the three months ended March 31, 2008, we incurred $1.3 million of manufacturing costs for QUADRAMET.  This agreement will automatically renew for five successive one-year periods unless terminated by BMSMI or us on a two year prior written notice.  We also pay BMSMI a variable amount per month for each QUADRAMET order placed to cover the costs of customer service.  In January 2008, BMSMI was acquired by Avista Capital Partners.  Since our agreement requires two years’ prior written notice to terminate and we have not received any termination notice from BMSMI, we do not expect any disruption in BMSMI’s performance of its obligations under our agreement through March 31, 2010.  We currently have no alternative manufacturer or supplier for QUADRAMET and any of its components.

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

For new product launches such as CAPHOSOL, which we introduced in March 2007, our policy is to recognize revenue based on a number of factors, including product sales to end-users, on-hand inventory estimates in the distribution channel and the data to determine product acceptance in the marketplace to estimate product returns.  When inventories in the distribution channel do not exceed targeted levels, and we have the ability to estimate product returns and discounts, we will recognize product sales upon shipment, net of discounts, returns and allowances.

Starting in the third quarter of 2007, we have had sufficient evidence to reasonably estimate returns and chargebacks for CAPHOSOL and have monitored inventories in the distribution channels to not exceed targeted levels.  As a result we began recognizing CAPHOSOL revenues based on shipments to customers.

Provisions for Estimated Reductions to Gross Sales

At the time product sales are made, we reduce gross sales through accruals for product returns, rebates and volume discounts. We account for these reductions in accordance with

Emerging Issues Task Force Issue No. 01-9 “Accounting for Consideration Given by a Vendor to a Customer” (Including a Reseller of the Vendor's Products) ("EITF 01-9"), and Statement of Financial Accounting Standard No. 48, “Revenue Recognition When Right of Return Exists” ("SFAS 48"), as applicable.

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

Carrying Value of Fixed and Intangible Assets

Our fixed assets and certain of our acquired rights to market our products have been recorded at cost and are being amortized on a straight-line basis over the estimated useful life of those assets.  We also acquired an option to purchase marketing rights to CAPHOSOL in Europe which was recorded as other assets and will transfer the costs to the appropriate asset account, when and if exercised.  If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows.  Regarding the option to purchase marketing rights to CAPHOSOL in Europe at March 31, 2008, we also assessed our intent and ability to exercise the option, the option expiry date and market and product competitiveness.  If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the assets to the present value of the expected future cash flows associated with the use of the asset.  Adverse changes regarding future cash flows to be received from long-lived assets could indicate that an impairment exists, and would require the write down of the carrying value of the impaired asset at that time.

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

We follow EITF No. 00-19-2, "Accounting for Registration Payment Arrangement", which specifies that registration payment arrangements should play no part in determining the initial classification and subsequent accounting for the securities they relate to.  The Staff position requires the contingent obligation in a registration payment arrangement to be separately analyzed under FASB Statement No. 5, "Accounting for Contingencies", and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss".  Consequently, if payment of a registration payment arrangement in connection with the warrants issued in November 2006 and July 2007 is probable and can be reasonably estimated, a liability will be recorded.  No liability was recorded as of December 31, 2007 or March 31, 2008.

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

New Accounting Pronouncements

Advance Payments for Goods or Services

In June 2007, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force ("EITF") Issue No. 07-03, "Accounting for Advance Payments for Goods or Services To Be Used in Future Research and Development" (EITF 07-03), which is effective for calendar year companies on January 1, 2008.  The Task Force concluded that nonrefundable advance payment for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided.  The adoption of EITF 07-03 had no impact on our consolidated financial statements as of and for the three months ended March 31, 2008.

Fair Value Option

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115" (SFAS 159), which became effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits entities to measure eligible financial assets and financial liabilities at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other generally accepted accounting principles. The fair value measurement election is irrevocable, and subsequent changes in fair value must be recorded in earnings.  We will adopt SFAS 159 in fiscal year 2008 and are evaluating if we will elect the fair value option for any of our eligible financial instruments.  The adoption of SFAS 159 had no impact in our consolidated financial statements.

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements.  The Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008.  There was no impact to our condensed consolidated financial statements upon adoption of SFAS No. 157. SFAS 157-2 for nonfinancial assets and liabilities is effective for us starting in 2009.  We are currently assessing the potential impacts on our consolidated financial statements upon the adoption of SFAS 157-2.

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

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our controls and procedures were effective.

(b) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended as of March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

This section sets forth changes in the risks factors previously disclosed in our Annual Report on Form 10-K due to our activities during the quarter ended March 31, 2008.

Investing in our common stock involves a high degree of risk.  You should carefully consider the risks and uncertainties described below together with the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2007 and the information included or incorporated by reference in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 in your decision as to whether or not to invest in our common stock.  If any of the risks or uncertainties described below or in our Annual Report on Form 10-K for the year ended December 31, 2007 actually occur, our business, financial condition or results of operations would likely suffer.  In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

We will need to raise additional capital which may not be available or only available on less favorable terms.

Our operations to date have required significant cash expenditures.  Our cash and cash equivalents were $3.1 million as of March 31, 2008. During the three months ended March 31, 2008, net cash used in operating activities was $5.8 million. We expect that our existing capital resources at March  31, 2008, along with the net receipt of $5.0 million in April 2008 for the sublicensing of CAPHOSOL’s European and Asian marketing rights, should be adequate to fund our operations and commitments into the second quarter of 2008. We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to implement our planned product development efforts, including acquisition of complementary clinical stage and marketed products, research and development, clinical studies and regulatory activities, and to further our marketing and sales programs. We expect that our existing capital resources at March  31, 2008, along with the net receipt of $5.0 million in April 2008 for the sublicensing of CAPHOSOL’s European and Asian marketing rights, should be adequate to fund our operations and commitments into the second quarter of 2008. However, we cannot assure you that our business or operations will not change in a manner that would consume available resources more rapidly than anticipated. We expect that we will have additional requirements for debt or equity capital, irrespective of whether and when we reach profitability, for further product development costs, product and technology acquisition costs, and working capital.

If we are unable to consummate the merger with EUSA Pharma, we will need to raise additional capital in the second quarter of 2008. If we are unable to raise additional financing, we will be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, sell certain assets, cease operations or declare bankruptcy. There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us. Our future capital requirements and the adequacy of available funds will depend on numerous factors, including: (i) the successful commercialization of our products; (ii) the costs associated with the acquisition of complementary clinical stage and marketed products; (iii) progress in our product development efforts and the magnitude and scope of such efforts; (iv) progress with clinical trials; (v) progress with regulatory affairs activities; (vi) the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; (vii) competing technological and market developments; and (viii) the expansion of strategic alliances for the sales, marketing, manufacturing and distribution of our products. To the extent that the currently available funds and revenues are insufficient to meet current or planned operating requirements, we will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We cannot assure you that the financial sources described above will be available when needed or at terms commercially acceptable to us. If adequate funds are not available, we may be required to delay, further scale back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. If adequate funds are not available, our business, financial condition and results of operations will be materially and adversely affected.

We have a history of operating losses and an accumulated deficit and expect to incur losses in the future.

Given the high level of expenditures associated with our business and our inability to generate revenues sufficient to cover such expenditures, we have had a history of operating losses since our inception.  We had net losses of $5.9 million, $25.7 million, $15.1 million and $26.3 million for the three months ended March 31, 2008 and for the years ended December 31, 2007, 2006 and 2005, respectively.  We had an accumulated deficit of $459.2 million as of March 31, 2008.  We expect that our existing capital resources at March 31, 2008, along with the net receipt of $5.0 million in April 2008 for the sublicensing of CAPHOSOL’s European and Asian marketing rights, should be adequate to fund our operations and commitments into the second quarter of 2008.

We will need to raise additional capital before the available resources at March  31, 2008 and the net receipt of $5.0 million in April 2008 for the sublicensing of CAPHOSOL’s European and Asian marketing rights, are consumed, which is expected to be in the second quarter of 2008.  If we are unable to raise additional financing, we could be required to reduce our capital expenditures, scale back our sales and marketing or research and development plans, reduce our workforce, license to others products or technologies we would otherwise seek to commercialize ourselves, sell certain assets, cease operations or declare bankruptcy.  There can be no assurance that we can obtain equity financing, if at all, on terms acceptable to us.

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

Our financial statements for the three months ended March 31, 2008, were prepared under the assumption that we will continue our operations as a going concern.  We were incorporated in 1980, and do not have a history of earnings.  As a result, our registered independent accountants in their audit report for the fiscal year ended December 31, 2007 have expressed substantial doubt about our ability to continue as a going concern.  Continued operations are dependent on our ability to complete equity or debt formation activities or to generate profitable operations.  Such capital formation activities may not be available or may not be available on reasonable terms.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

Closing of the merger is conditioned on, among other things, the receipt of approval by holders of a majority of the outstanding shares of Cytogen’s common stock, and the parties entrance into a sublicense agreement for the European and Asian rights to the Company’s Caphosol product, which was finalized in April 2008.  It is also subject to certain regulatory review and other customary closing conditions.  The transaction is expected to close in the second quarter of 2008.  Upon closing of the merger, EUSA Pharma intends to apply to delist all of Cytogen’s issued shares from the NASDAQ Stock Market.

We depend on sales of QUADRAMET and PROSTASCINT for substantially all of our near-term revenues.

We expect QUADRAMET and PROSTASCINT to account for substantially all of our product revenues in the near future.  For the three months ended March 31, 2008, revenues from QUADRAMET and PROSTASCINT accounted for approximately 40% and 48%, respectively, of our product revenues.  If QUADRAMET or PROSTASCINT do not achieve broader market acceptance, either because we fail to effectively market such products or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

We will depend on market acceptance of CAPHOSOL for future revenues.

On October 11, 2006, we entered into a license agreement with InPharma granting us exclusive marketing rights for CAPHOSOL in North America.  We introduced CAPHOSOL late in the first quarter of 2007.  For the three months ended March 31, 2008, we have recognized $620,000 of revenues from CAPHOSOL.  For the fiscal year ended December 31, 2007, we recognized $1.3 million of revenues from CAPHOSOL.  Our future growth and success will depend on market acceptance of CAPHOSOL by healthcare providers, third-party payors and patients.  Market acceptance will depend, in part, on our ability to demonstrate to these parties the effectiveness of this product.  Sales of this product will also depend on the availability of favorable coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid as well as private health insurance plans.  If CAPHOSOL does not achieve market acceptance, either because we fail to effectively market such product or our competitors introduce competing products, we may not be able to generate sufficient revenue to become profitable.

A small number of customers account for the majority of our sales, and the loss of one of them, or changes in their purchasing patterns, could result in reduced sales, thereby adversely affecting our operating results.

We sell our products to a small number of radiopharmacy networks.  During the three months ended March 31, 2008, we received 66% of our  total revenues from three customers as follows:  46% from Cardinal Health; 13% from Mallinckrodt; and 7% from GE Healthcare.  During the year ended December 31, 2007, we received 63% of our total revenues from three customers, as follows: 43% from Cardinal Health; 14% from Mallinckrodt Inc.; and 6% from Anazao Health Corporation.

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

PROSTASCINT is currently manufactured at cGMP compliant manufacturing facility operated by Laureate Pharma, L.P.  Although we entered into another agreement with Laureate in September 2006 which provides for Laureate's manufacture of PROSTASCINT for us, our failure to maintain a long term supply agreement on commercially reasonable terms will have a material adverse effect on our business, financial condition and results of operations.  During 2007, the Company recorded a charge of $765,000 for costs related to a failed ProstaScint batch.  There were no failed ProstaScint batches in 2008.  We cannot be certain that future PROSTASCINT batches produced by Laureate will not have similar problems.

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

As of March  31, 2008, we had 35,593,633 shares of our common stock issued and outstanding, all of which are either eligible to be sold under SEC Rule 144 or are in the public float or are in the process of being registered with the SEC.  In addition, we have registered shares of our Common Stock underlying warrants previously issued on numerous Form S-3 registration statements, and we have also registered shares of our common stock underlying options granted or to be granted under our stock option plans.  If we are unable to consummate the merger with EUSA Pharma, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the NASDAQ Global Market and currently has a limited trading market.  Because the average daily trading volume of our common stock on the NASDAQ Global Market is low, liquidity of our common stock is impaired.  As a result, the price of our common stock may be lower then it might otherwise be if trading volumes were greater.  The NASDAQ Global Market requires us to meet minimum financial requirements in order to maintain our listing.  On November 5, 2007, we received notification from The NASDAQ Stock Market that the Company is not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market.  On May 7, 2008, the Company received a determination letter from NASDAQ indicating that trading of the Company’s common stock will be suspended at the opening of business on May 16, 2008, unless the Company requests an appeal.  The Company plans to appeal NASDAQ’s determination if the Company’s stockholders fail to approve the merger.  We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

The liquidity of our common stock could be adversely affected if we are delisted from the NASDAQ Global Market.

On November 5, 2007 we received notification from The NASDAQ Stock Market, or NASDAQ, that the Company is not in compliance with the $1.00 minimum bid price requirement for continued inclusion on the NASDAQ Global Market pursuant to Marketplace Rule 4450(a)(5).  The letter states that we have 180 calendar days, or until May 5, 2008, to regain compliance with the minimum bid price requirement of $1.00 per share.  We can achieve compliance, if at any time before May 5, 2008, our common stock closes at $1.00 per share or more for at least 10 consecutive business days.  The closing price of Cytogen’s common stock has been below $1.00 per share since September 24, 2007.  On April 17, 2008, the Company had submitted a request to NASDAQ to extend the compliance period which expired on May 5, 2008, to after the May 8th Special Stockholders Meeting, when the stockholders will vote on the merger with EUSA Pharma.  On May 7, 2008, the Company received a determination letter from NASDAQ indicating that trading of the Company’s common stock will be suspended at the opening of business on May 16, 2008, unless the Company requests an appeal.  The Company plans to appeal NASDAQ’s determination if the Company’s stockholders fail to approve the merger.

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

In connection with the sale of Cytogen shares and warrants in November 2006, we entered into a Registration Rights Agreement with the investors under which we were obligated to file a registration statement with the SEC for the resale of Cytogen shares sold to the investors and shares issuable upon exercise of the warrants within a specified time period.  We are also required to use commercially reasonable efforts to keep the registration statement continuously effective with the SEC until such time when all of the registered shares are sold or three years from the closing date, whichever is earlier.  In the event we fail to keep the registration statement effective, we are obligated to pay the investors liquidated damages equal to 1% of the aggregate purchase price of $20.0 million for each 30-day period that the registration statement is not effective, up to 10%.  On December 28, 2006, the SEC declared the registration statement effective.

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

Item 2.   Unregistered Sales of Equity Securites and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.  Exhibits.

Exhibit No.	Description
10.1	Amendment No. 2 to Product License and Assignment Agreement dated as of February 14, 2008 by and between Cytogen Corporation and InPharma AS. Filed herewith.*

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

Date: May 7, 2008	CYTOGEN CORPORATION

	By:	/s/ KEVIN G. LOKAY
Kevin G. Lokay
President and Chief Executive Officer

Date: May 7, 2008	CYTOGEN CORPORATION

	By:	/s/ KEVIN J. BRATTON
Kevin J. Bratton
Senior Vice President, Finance, and Chief Financial Officer (Principal Financial and Accounting Officer)